Form 10-Q
period 1996-03-30
KRONOS INC
filed 1996-05-09
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 30, 1996

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                         to
                                --------------------        --------------------
Commission file number                       0-20109
                               -------------------------------------------------
                               Kronos Incorporated
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Massachusetts                             04-2640942
- - ---------------------------------------      -----------------------------------
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)         Identification No.)

                       400 Fifth Avenue, Waltham, MA                     02154
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)          (Zip Code)

                                 (617) 890-3232
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                       No
                          ---------                     ---------

     As of March 30, 1996, 8,063,940 shares of the registrant's Common Stock, $.01 par value, were outstanding (after giving effect to the three-for-two stock split of the Company's Common Stock effected in the form of a stock dividend paid on January 29, 1996 to stockholders of record on January 15, 1996.)

                               KRONOS INCORPORATED

                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the Three
              Months and Six Months Ended March 30, 1996 and April 1, 1995     1

          Condensed Consolidated Balance Sheets at March 30, 1996
              and September 30, 1995                                           2

          Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended March 30, 1996 and April 1, 1995                    3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                            6

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index


PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                                   KRONOS INCORPORATED
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands, except share and per share amounts)
                                                        UNAUDITED

                                                              Three Months Ended         Six Months Ended
                                                           -----------------------   -----------------------
                                                            March 30,     April 1,    March 30,     April 1,
                                                              1996          1995        1996          1995
                                                           ----------   ----------   ----------   ----------
Net revenues:
     Product ...........................................   $   23,236   $   21,342   $   45,774   $   40,476
     Service ...........................................        9,866        7,864       18,795       14,883
                                                           ----------   ----------   ----------   ----------
                                                               33,102       29,206       64,569       55,359
Cost of sales:
     Product ...........................................        6,321        6,457       12,302       12,193
     Service ...........................................        6,797        6,057       13,337       11,885
                                                           ----------   ----------   ----------   ----------
                                                               13,118       12,514       25,639       24,078
                                                           ----------   ----------   ----------   ----------
          Gross profit .................................       19,984       16,692       38,930       31,281
Expenses:
     Sales and marketing ...............................       10,828        9,787       21,237       18,853
     Engineering, research and development .............        2,856        2,095        5,502        3,782
     General and administrative ........................        2,406        2,168        4,758        4,058
     Other expense, net ................................           61          111          113          299
                                                           ----------   ----------   ----------   ----------
                                                               16,151       14,161       31,610       26,992
                                                           ----------   ----------   ----------   ----------
          Income before income taxes ...................        3,833        2,531        7,320        4,289
Provision for income taxes .............................        1,468          959        2,804        1,612
                                                           ----------   ----------   ----------   ----------
          Net income ...................................   $    2,365   $    1,572   $    4,516   $    2,677
                                                           ==========   ==========   ==========   ==========


Net income per common share:
     Primary ...........................................   $     0.28   $     0.19   $     0.54   $     0.33
     Fully diluted .....................................   $     0.28   $     0.19   $     0.54   $     0.33

Average common and common equivalent shares outstanding:
          Primary ......................................    8,319,500    8,100,620    8,300,580    8,054,826
                                                           ==========   ==========   ==========   ==========
          Fully diluted ................................    8,319,500    8,108,483    8,300,580    8,076,228
                                                           ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.



                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share and per share amounts)
                                                        UNAUDITED

                                                                               March 30, September 30,
                                                                                 1996        1995
                                                                               --------    --------
                                         ASSETS
Current assets:
   Cash and equivalents ....................................................   $ 20,879    $ 17,727
   Marketable securities ...................................................      7,391       3,716
   Accounts receivable, less allowances for doubtful accounts of $1,017
      at March 30, 1996 and $1,001 at September 30, 1995 ...................     26,325      28,159
   Inventories .............................................................      4,492       4,469
   Deferred income taxes ...................................................      1,515       1,515
   Other current assets ....................................................      1,998       1,273
                                                                               --------    --------
          Total current assets .............................................     62,600      56,859
Equipment, net .............................................................     12,656      10,079
Excess of cost over net assets of businesses acquired ......................      6,222       6,606
Other assets ...............................................................      5,008       4,062
                                                                               --------    --------
          Total assets .....................................................   $ 86,486    $ 77,606
                                                                               ========    ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................   $  8,847    $  8,352
   Accrued compensation ....................................................      6,303       7,149
   Federal and state income taxes payable ..................................      1,943         969
   Unearned service revenue ................................................     16,797      13,815
                                                                               --------    --------
          Total current liabilities ........................................     33,890      30,285
Other liabilities ..........................................................        686         752
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
     8,063,940 shares and 7,940,468 shares issued at March 30, 1996 and
      September 30, 1995, respectively .....................................         81          79
   Additional paid-in capital ..............................................     25,237      24,353
   Retained earnings .......................................................     26,864      22,348
   Equity adjustment from translation ......................................       (271)       (206)
   Cost of shares of Common Stock held in treasury (35 shares and 170
      shares at March 30, 1996 and September 30, 1995, respectively) .......         (1)         (5)
                                                                               --------    --------
          Total shareholders' equity .......................................     51,910      46,569
                                                                               --------    --------
          Total liabilities and shareholders' equity .......................   $ 86,486    $ 77,606
                                                                               ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                   Six Months Ended
                                                                                 --------------------
                                                                                 March 30,   April 1,
                                                                                   1996        1995
                                                                                 --------    --------

Operating activities:
     Net income ..............................................................   $  4,516    $  2,677
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ....................................................      2,155       1,780
             Amortization of deferred software development costs and
                 excess of cost over net assets of businesses acquired .......      1,562       1,226
             Changes in certain operating assets and liabilities:
                 Accounts receivable, net ....................................      1,885       1,211
                 Inventories .................................................        (13)      1,081
                 Unearned service revenue ....................................      2,968         864
                 Accounts payable, accrued compensation
                     and other liabilities ...................................        685       1,320
                 Net investment in sales-type leases .........................       (756)
             Other ...........................................................       (403)
                                                                                 --------    --------
                     Net cash and equivalents provided by operating activities     12,599      10,159

Investing activities:
     Purchase of equipment ...................................................     (4,905)     (1,750)
     Capitalization of software development costs ............................     (1,537)     (1,053)
     (Increase) decrease in marketable securities ............................     (3,675)         35
     Acquisitions of businsesses .............................................       (339)       (208)
     Other ...................................................................        164         (14)
                                                                                 --------    --------
                     Net cash and equivalents used in investing activities ...    (10,292)     (2,990)

Financing activities:
     Principal payments under capital leases .................................        (20)        (71)
     Net proceeds from exercise of stock option and employee stock
        purchase plans .......................................................        889         157
                                                                                 --------    --------
                     Net cash and equivalents provided by financing activities        869          86

Effect of exchange rate changes on cash and equivalents ......................        (24)        (15)
                                                                                 --------    --------
Increase in cash and equivalents .............................................      3,152       7,240
Cash and equivalents at the beginning of the period ..........................     17,727       7,938
                                                                                 --------    --------
Cash and equivalents at the end of the period ................................   $ 20,879    $ 15,178
                                                                                 ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995. The results of operations for the three month and six month periods ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results for a full fiscal year.

Certain amounts have been reclassified in fiscal 1995 to permit comparison with fiscal 1996. These amounts primarily relate to third party maintenance costs which were previously included in product cost of sales and are currently included in service cost of sales.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first and fourth quarters of each fiscal year may vary slightly from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Marketable Securities

The Company's marketable securities, which primarily consist of state revenue bonds and generally mature within one year, are classified as held to maturity and are carried at amortized cost.

NOTE D - Inventories

Inventories consist of the following (in thousands):
                                                  March 30,       September 30,
                                                    1996                1995
                                               --------------     --------------

Finished goods                                       $2,002             $1,769
Work - in - process                                     217                315
Raw materials                                         2,273              2,385
                                               --------------     --------------
                                                     $4,492             $4,469
                                               ==============     ==============


NOTE E  - Stock Split

The Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend that was paid on January 29, 1996 to stockholders of record as of January 15, 1996. Accordingly, the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split. The par value of the additional shares was transferred from additional paid-in capital to Common Stock.

On November 17, 1995, the Company's Board of Directors adopted a Rights Agreement. Under the Agreement, the Company distributed to stockholders a dividend of one Right for each outstanding share of Common Stock. As a result of the stock split, each stockholder has two-thirds of a Right for each share of Common Stock held as of the Record Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Results of Operations

       Revenues. Revenues for the second quarter of fiscal 1996 amounted to $33.1 million as compared with $29.2 million for the second quarter of the prior year. Revenues for the first six months of fiscal 1996 were $64.6 million as compared with $55.4 million for the first six months of the prior year. Revenue growth of 13% and 17% in the quarter and six month periods ended March 30, 1996, respectively, declined from 39% and 38% for comparable periods of the prior year. The decline in the revenue growth rate for both periods presented is attributable to a variety of factors, the most significant of which was the unusually strong revenue growth rate experienced in fiscal 1995. The Company's historical growth trend of approximately 20% accelerated during fiscal years 1994 and 1995 to 37% and 30%, respectively. This acceleration of revenue growth was attributed to, among other factors, the absorption of acquired dealer territories and the impact of the start-up of the Company's marketing agreement with ADP, Inc. As a result of these factors, the Company's revenue growth rate in fiscal 1996 may be less than that experienced in comparable periods in fiscal 1995. The Company also believes that its revenue growth rate over the remainder of fiscal 1996 may be less than the historical trend because of the product transition from DOS and Unix platforms to the Windows and client/server environments. However, the Company believes that demand for its products and services remains strong and that the revenue growth experienced in the first six months of fiscal 1996 should continue through the remainder of the fiscal year. Product revenues for the quarter increased 9% to $23.2 million. Service revenues for the quarter increased 26% to $9.9 million. The growth in product revenues was principally driven by customer demand. The growth in service revenues reflects increases in maintenance revenue from expansion of the installed base as well as an increase in the level of services accompanying the sale of new products. Product revenues for the first six months of fiscal 1996 increased 13% to $45.8 million and service revenues increased 26% to $18.8 million. The growth in product and service revenues for this six month period was principally a result of the same factors discussed in this paragraph for the quarter.

       Gross Profit. Gross profit as a percentage of revenues was 60% in the second quarter of fiscal 1996 as compared with 57% in the second quarter of the prior year. Product gross profit increased to 73% in the quarter from 70% in the second quarter of the prior year. The improvement in product gross profit in the second quarter of fiscal 1996 is primarily attributable to the mix of products sold which includes a higher proportion of software than in the prior period. As software sales typically generate higher gross profit than other product sales, the result has been a favorable impact on product gross margin. The Company anticipates that product gross margin should approximate 72% to 74% of product revenues over the remainder of fiscal 1996. Service gross profit increased to 31% in the second quarter of fiscal 1996 from 23% in the second quarter of the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues. The Company has been able to absorb the increase in service volume without a ratable increase in service expenses. Over the past year, the Company has focused on increasing service revenues from new and existing customers as well as improving the efficiency and, therefore, reducing the cost of delivering such services. The improved service margins experienced in the second quarter of 1996 are a result of this focus.

       Gross profit as a percentage of revenues for the first six months of fiscal 1996 was 60% as compared with 57% for the first six months of fiscal 1995. Product gross profit increased to 73% in the first six months of fiscal 1996 from 70% in the first six months of the prior year. Service gross profit increased to 29% for the first six months of fiscal 1996 from 20% in the first six months of the prior year. The increase in both product and service gross profit was principally a result of the same factors discussed in the paragraph above for the quarter.

       Expenses. Expenses as a percentage of revenues remained constant at 49% for all periods presented. The relatively flat level of spending in relation to sales reflects a concerted effort to increase spending in engineering, research and development while improving efficiency in other expense categories.

       Sales and marketing expenses as a percentage of revenues decreased to 33% in the three and six month periods ended March 30, 1996 from 34% in the comparable periods of the prior fiscal year. The decline in sales and marketing expenses as a percentage of revenues is a result of various programs implemented by the Company to increase sales productivity and efficiency including but not limited to the development of industry focused vertical business divisions. In the quarter ended March 30, 1996 the relationship of sales and marketing expenses to revenues was also favorably impacted by a higher proportion of sales from the dealer and ADP distribution channels than in the same period of the prior year. The Company anticipates that sales and marketing expenses as a percentage of revenues over the remainder of fiscal 1996 should remain comparable to the level achieved in the first six months of fiscal 1996.

       Engineering, research and development expenses increased as a percentage of revenues to 9% in the second quarter of fiscal 1996 and six month period ended March 30, 1996 as compared with 7% in the second quarter and six month period of the prior year. The growth in engineering, research and development expenses as a percentage of revenues was anticipated as the Company continues to invest in new product development, primarily in the Windows and client/server environments. Expenses of $2.9 million and $2.1 million in the second quarter of fiscal 1996 and 1995 are net of capitalized software development costs of $.8 million and $.5 million, respectively. Expenses of $5.5 million and $3.8 million in the first six months of fiscal 1996 and 1995 are net of capitalized software development costs of $1.5 million and $1.1 million, respectively. The growth in spending on capitalizable software development costs principally reflects enhancements of new products released in the past four quarters and enhancements of existing products.

       General and administrative expenses as a percentage of revenues amounted to 7% for all periods presented. Expenses in the first six months of fiscal 1996 include start-up costs incurred for an internally funded customer lease program.

       Other expense, net amounted to .2% and .4% of revenues for the second quarter of fiscal 1996 and 1995, respectively, and .2% and .5% for the first six months of fiscal 1996 and 1995, respectively. Other expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is partially offset by interest income earned on its investments.

         Income Taxes. The provision for income taxes as a percentage of pretax income was 38% for all periods presented The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which are material, either individually or in aggregate, to the consolidated results of operations.


Liquidity and Capital Resources

       Working capital as of March 30, 1996, amounted to $28.7 million as compared with $26.6 million at September 30, 1995. As of those dates, cash and equivalents and marketable securities amounted to $28.3 million and $21.4 million, respectively. Cash generated from operations increased to $12.6 million in the first six months of fiscal 1996 from $10.2 million in the first six months of the prior year. The increase in cash generated from operations is principally due to increased earnings and management of the Company's operating assets and liabilities. Cash generated from operations was negatively impacted by the Company's initial investment in its internally funded leasing program. Cash used in investing activities increased to $10.3 million in the first six months of fiscal 1996 from $3.0 million. Excluding investments in marketable securities, cash used in investing activities amounted to $6.6 million for the first six months of fiscal 1996. As anticipated, the Company has increased spending on equipment, principally for the expansion of the Company's manufacturing, distribution and corporate facilities and investments in the Company's internal information systems infrastructure.

       Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs over the remainder of its fiscal year with existing cash and equivalents together with internally generated cash. The Company has available a bank line of credit of $3.0 million. No amounts were outstanding on the line of credit as of March 30, 1996.


Certain Factors That May Affect Future Operating Results

         The following important factors, among others, could cause actual operating results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

         Potential Fluctuations in Quarterly Results. The Company's quarterly operating results may fluctuate as a result of a variety of factors, including the timing of the introduction of new products and product enhancements by the Company and its competitors, market acceptance of new products, mix of products sold, the purchasing patterns of its customers, competitive pricing pressure and general economic conditions. The Company historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for the Company's products weakens or if significant anticipated sales in any quarter do not close when expected, the Company's revenues for that quarter will be adversely affected. The Company believes that its operating results for any one quarter are not necessarily indicative of results for any future period.

         Product Development and Technological Change. The markets for time accounting and data collection systems are characterized by continual change and improvement in computer software and hardware technology. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance.

         Competition. The time accounting and data collection industries are highly competitive. Competition could increase if competitors in related industries, such as human resources and payroll, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and loss of market share.

         Attracting and Retaining Sufficient Technical Personnel for Product Development, Support and Sales. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell robust products in a timely manner.

         Dependence on Alternate Distribution Channels. The Company markets and sells its products through its direct sales organization, independent dealers and OEMs. For the fiscal year ended September 30, 1995, approximately 23% of the Company's revenue was generated through sales to dealers and OEMs. Reduction in the sales efforts of the Company's major dealers and/or OEMs or termination or changes in their relationships with the Company could have a material adverse effect on the results of the Company's operations.

         Dependence on Time Accounting Product Line. To date, substantially all [i.e., over ninety per cent 90%] of the Company's revenues have been attributable to sales of time accounting systems and services. Competitive pressures or other factors could cause the Company's time accounting products to lose market acceptance or experience significant price erosion, adversely affecting the results of the Company's operations.

         Reliance on Key Vendors. The Company depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted. Certain parts and components used in the Company's products are purchased from single vendors. The Company has chosen to source these items from single vendors because it believes that the vendor chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have material adverse effect on the Company's operating results. In addition, the Company purchases payroll interface software from a single vendor for resale in certain of its time accounting systems. Although the Company believes its relationship with this vendor is good, any interruption or termination of the Company's rights to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software to perform this function. Although the Company believes it would be able to produce its own payroll interface software, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)            Exhibits

           10.1 Amendment to Sales Agreement dated December 6, 1990, between Integrated Design, Inc. and the Registrant

           10.2 Amendment to Lease dated November 9, 1992, as amended, between John Hancock Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA

           11             Statement re Computation of Per Share Earnings

           27.1           Financial Data Schedule

           (b)            Reports on Form 8-K

                          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KRONOS INCORPORATED



                                               By   /s/       Paul A. Lacy
                                                              Paul A. Lacy
                                                       Vice President of Finance
                                                           and Administration
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)





May 9, 1996

                             KRONOS INCORPORATED

                                  EXHIBIT INDEX



     Exhibit
      Number          Description

     10.1 Amendment to Sales Agreement dated December 6, 1990, between Integrated Design, Inc. and the Registrant

     10.2 Amendment to Lease dated November 9, 1992, as amended, between John Hancock Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA

      11           Statement re Computation of Per Share Earnings

      27.1         Financial Data Schedule