Form 10-Q/A
period 1996-03-30
KRONOS INC
filed 1996-06-17
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A

(X) AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from _________________ to ________________

Commission file number_____0-20109___________________________________________

                          Kronos Incorporated
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

______Massachusetts_________________         ______       04-2640942____________
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
incorporation or organization)

                  400 Fifth Avenue, Waltham, MA                 02154
- --------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                     (617) 890-3232
- --------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes__ X ___ No _____

         As of March 30, 1996, 8,063,940 shares of the registrant's Common Stock, $.01 par value, were outstanding (after giving effect to the three-for-two stock split of the Company's Common Stock effected in the form of a stock dividend paid on January 29, 1996 to stockholders of record on January 15, 1996.)

Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 4 is restated in its entirety as follows:

         (a) The 1996 Annual Meeting of Stockholders of Kronos Incorporated was held on February 2, 1996.

         (b) At the Annual Meeting, Messrs. D. Bradley McWilliams and Lawrence Portner were elected as Class I Directors for a three-year term expiring in 1999. In addition, the Directors whose terms of office continue after the meeting are three Class II Directors: Messrs. Theodore G. Johnson, David B. Kiser and Donald S. Levy and three Class III
                 Directors: Messrs. Mark S. Ain, Richard J. Dumler and Samuel Rubinovitz. The tabulation of votes for each Director nominee was as follows:

                                                      FOR               WITHHELD
                D. Bradley McWilliams              4,466,530              3,000

                Lawrence Portner                   4,466,330              3,200

           (c)      The other items voted upon at the meeting were as follows:

                                                                                               BROKER
                                             FOR           AGAINST          ABSTAIN           NON-VOTES
           (i)  Ratification of the       4,463,286         3,455            2,839              -----
                  selection of Ernst &
                  Young LLP

          (ii)    Approval of an          2,370,671       1,347,187          12,471             -----
                  amendment to the
                  Company's  1992
                  Equity  Incentive
                  Plan (i)  increasing
                  from 825,000 to
                  1,237,500 the
                  number of shares
                  reserved  under the
                  Plan,  and (ii)
                  limiting  to 75,000
                  the number of shares
                  for which Awards
                  under the Plan may
                  be granted in any
                  calendar year (in
                  each case as
                  adjusted for the
                  three-for-two stock
                  split paid on
                  January 29, 1996 to
                  stockholders of
                  record on January
                  15, 1996)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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


June 17, 1996