Form 10-Q
period 1996-06-29
KRONOS INC
filed 1996-08-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 29, 1996

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                        to
                              ----------------------     -----------------------
Commission file number             0-20109
                              --------------------------------------------------
                               Kronos Incorporated
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                                    04-2640942
- --------------------------------------          --------------------------------
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

     As of June 29, 1996, 8,099,255 shares of the registrant's Common Stock, $.01 par value, were outstanding (after giving effect to the three-for-two stock split of the Company's Common Stock effected in the form of a stock dividend paid on January 29, 1996 to stockholders of record on January 15, 1996.)

                               KRONOS INCORPORATED

                                      INDEX



      PART I. FINANCIAL INFORMATION                                         Page

      Item 1. Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income for
                     the Three Months and Nine Months Ended
                     June 29, 1996 and July 1, 1995                            1

              Condensed Consolidated Balance Sheets at June 29, 1996
                     and September 30, 1995                                    2

              Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended June 29, 1996 and July 1, 1995               3

              Notes to Condensed Consolidated Financial Statements             4

      Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       6

      PART II.OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      Signatures

      Exhibit Index


PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                               Three Months Ended           Nine Months Ended
                                                           --------------------------   -------------------------
                                                             June 29,        July 1,      June 29,       July 1,
                                                               1996           1995          1996          1995
                                                           -----------    -----------   -----------   -----------
Net revenues:
     Product ...........................................   $    25,018    $    22,772   $    70,792   $    63,248
     Service ...........................................        11,232          8,296        30,027        23,179
                                                           -----------    -----------   -----------   -----------
                                                                36,250         31,068       100,819        86,427
                                                           -----------    -----------   -----------   -----------
Cost of sales:
     Product ...........................................         6,595          6,159        18,897        18,352
     Service ...........................................         7,229          6,233        20,566        18,118
                                                           -----------    -----------   -----------   -----------
                                                                13,824         12,392        39,463        36,470
                                                           -----------    -----------   -----------   -----------
          Gross profit .................................        22,426         18,676        61,356        49,957
Expenses:
     Sales and marketing ...............................        11,896         10,447        33,133        29,300
     Engineering, research and development .............         3,197          2,131         8,699         5,913
     General and administrative ........................         2,572          2,252         7,330         6,310
     Other expense (income), net .......................           (28)           169            85           468
                                                           -----------    -----------   -----------   -----------
                                                                17,637         14,999        49,247        41,991
                                                           -----------    -----------   -----------   -----------
          Income before income taxes ...................         4,789          3,677        12,109         7,966
Provision for income taxes .............................         1,835          1,399         4,639         3,011
                                                           -----------    -----------   -----------   -----------
          Net income ...................................   $     2,954    $     2,278   $     7,470   $     4,955
                                                           ===========    ===========   ===========   ===========


Net income per common share:
     Primary ...........................................   $      0.35    $      0.28   $      0.90   $      0.61
     Fully diluted .....................................   $      0.35    $      0.28   $      0.90   $      0.61

Average common and common equivalent shares outstanding:
          Primary ......................................     8,351,419      8,164,064     8,317,527     8,091,239
                                                           ===========    ===========   ===========   ===========
          Fully diluted ................................     8,380,359      8,196,329     8,332,036     8,116,262
                                                           ===========    ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.




                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                               June 29,  September 30,
                                                                                 1996        1995
                                                                               --------    --------
Current assets:
   Cash and equivalents ....................................................   $ 21,105    $ 17,727
   Marketable securities ...................................................      9,509       3,716
   Accounts receivable, less allowances for doubtful accounts of $1,138
      at June 29, 1996 and $1,001 at September 30, 1995 ....................     26,149      28,159
   Inventories .............................................................      4,744       4,469
   Deferred income taxes ...................................................      1,515       1,515
   Other current assets ....................................................      3,070       1,273
                                                                               --------    --------
          Total current assets .............................................     66,092      56,859
Equipment, net .............................................................     13,697      10,079
Excess of cost over net assets of businesses acquired ......................      6,520       6,606
Other assets ...............................................................      7,442       4,062
                                                                               --------    --------
          Total assets .....................................................   $ 93,751    $ 77,606
                                                                               ========    ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................   $  9,910    $  8,352
   Accrued compensation ....................................................      8,527       7,149
   Federal and state income taxes payable ..................................      2,099         969
   Unearned service revenue ................................................     17,547      13,815
                                                                               --------    --------
          Total current liabilities ........................................     38,083      30,285
Other liabilities ..........................................................        657         752
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
     8,099,256 shares and 7,940,468 shares issued at June 29, 1996 and
      September 30, 1995, respectively .....................................         81          79
   Additional paid-in capital ..............................................     25,373      24,353
   Retained earnings .......................................................     29,818      22,348
   Equity adjustment from translation ......................................       (261)       (206)
   Cost of shares of Common Stock held in treasury (1 share and 170
      shares at June 29, 1996 and September 30, 1995, respectively) ........         (5)
                                                                               --------    --------
          Total shareholders' equity .......................................     55,011      46,569
                                                                               --------    --------
          Total liabilities and shareholders' equity .......................   $ 93,751    $ 77,606
                                                                               ========    ========

     See accompanying notes to condensed consolidated financial statements.




                              KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                  Nine Months Ended
                                                                                 --------------------
                                                                                 June 29,     July 1,
                                                                                   1996        1995
                                                                                 --------    --------

Operating activities:
     Net income ..............................................................   $  7,470    $  4,955
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ....................................................      3,392       2,758
             Amortization of deferred software development costs and
                 excess of cost over net assets of businesses acquired .......      2,400       1,848
             Changes in certain operating assets and liabilities:
                 Accounts receivable, net ....................................      1,752         453
                 Inventories .................................................       (265)        522
                 Unearned service revenue ....................................      3,720       1,400
                 Accounts payable, accrued compensation
                     and other liabilities ...................................      4,189       4,777
                 Net investment in sales-type leases .........................     (2,806)
             Other ...........................................................       (795)         22
                                                                                 --------    --------
                     Net cash and equivalents provided by operating activities     19,057      16,735

Investing activities:
     Purchase of equipment ...................................................     (7,220)     (3,037)
     Capitalization of software development costs ............................     (2,703)     (1,626)
     (Increase) decrease in marketable securities ............................     (5,793)         76
     Acquisitions of businsesses .............................................       (727)     (1,090)
     Other ...................................................................       (217)        (21)
                                                                                 --------    --------
                     Net cash and equivalents used in investing activities ...    (16,660)     (5,698)

Financing activities:
     Principal payments under capital leases .................................        (22)        (93)
     Net proceeds from exercise of stock option and employee stock
        purchase plans .......................................................      1,027         648
                                                                                 --------    --------
                     Net cash and equivalents provided by financing activities      1,005         555

Effect of exchange rate changes on cash and equivalents ......................        (24)        (12)
                                                                                 --------    --------
Increase in cash and equivalents .............................................      3,378      11,580
Cash and equivalents at the beginning of the period ..........................     17,727       7,938
                                                                                 --------    --------
Cash and equivalents at the end of the period ................................   $ 21,105    $ 19,518
                                                                                 ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995. The results of operations for the three month and nine month periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results for a full fiscal year.

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

NOTE D - Inventories

Inventories consist of the following (in thousands):
                                              June 29,         September 30,
                                                1996                1995
                                         ------------------- -------------------

Finished goods                                   $1,972             $1,769
Work - in - process                                 378                315
Raw materials                                     2,394              2,385
                                         ------------------- -------------------
                                                 $4,744             $4,469
                                         =================== ===================


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


NOTE F  -  Credit Agreement

On May 28, 1996, the Company amended its credit agreement with a bank to extend the term of the agreement through June 1, 1998.


NOTE G - Subsequent Events

On July 1, 1996, the Company purchased all of the territories covered by Kronology Pty. Ltd., a dealer of the Company which was headquartered in Sydney, Australia. As a result of this acquisition, which was accounted for under the purchase method of accounting, the Company has established a subsidiary to perform sales and support in Australia. The cost of this acquisition of approximately $.8 million largely relates to intangible assets which are being amortized on the straight-line method over a period of eight years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Revenues. Revenues for the third quarter of fiscal 1996 amounted to $36.3 million as compared with $31.1 million for the third quarter of the prior year. Revenues for the first nine months of fiscal 1996 were $100.8 million as compared with $86.4 million for the first nine months of the prior year. The revenue growth rate of 17% in both the quarter and nine month periods ended June 29, 1996, respectively, declined from 32% and 36% for comparable periods of the prior year. The decline in the revenue growth rate for both periods presented is attributable to a variety of factors, the most significant of which was the unusually strong revenue growth rate experienced in fiscal 1995. The Company's historical growth trend of approximately 20% accelerated during fiscal years 1994 and 1995 to 37% and 30%, respectively. This acceleration of revenue growth was attributed to, among other factors, the absorption of acquired dealer territories and the impact of the start-up of the Company's marketing agreement with ADP, Inc. As a result of these factors, the Company's revenue growth rate for the first nine months in fiscal 1996 has been less than that experienced in comparable periods in fiscal 1995. The Company also believes that its revenue growth rate in the fourth quarter of fiscal 1996 may be less than the historical trend because of the Company's product transition from DOS and Unix platforms to the Windows and client/server environments. However, the Company believes that demand for its products and services remains strong and that the revenue growth experienced in the first nine months of fiscal 1996 should continue through the remainder of the fiscal year. Product revenues for the quarter increased 10% to $25.0 million. Service revenues for the quarter increased 35% to $11.2 million. The growth in product revenues was principally driven by customer demand. The growth in service revenues reflects increases in maintenance and professional services revenue from expansion of the installed base as well as an increase in the level of services accompanying the sale of new products. Product revenues for the first nine months of fiscal 1996 increased 12% to $70.8 million and service revenues increased 30% to $30.0 million. The growth in product and service revenues for this nine month period was principally a result of the same factors discussed in this paragraph for the quarter.

       Gross Profit. Gross profit as a percentage of revenues was 62% in the third quarter of fiscal 1996 as compared with 60% in the third quarter of the prior year. Product gross profit increased to 74% in the quarter from 73% in the third quarter of the prior year. The improvement in product gross profit in the third quarter of fiscal 1996 is primarily attributable to the mix of distribution channel revenues. Revenues in the third quarter of fiscal 1996 include a higher proportion of direct channel revenues than in the prior year. Direct channel revenues typically generate higher gross profit than other distribution channels, and as a result, has a favorable impact on product gross margin. The Company anticipates that product gross margin should approximate 72% to 74% of product revenues in the fourth quarter of fiscal 1996. Service gross profit increased to 36% in the third quarter of fiscal 1996 from 25% in the third quarter of the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues. The Company has been able to absorb the increase in service volume without a ratable increase in service expenses. Over the past year, the Company has focused on increasing service revenues from new and existing customers as well as improving the efficiency and, therefore, reducing the cost of delivering such services. The improved service margins experienced in the third quarter of 1996 are a result of this focus.

       Gross profit as a percentage of revenues for the first nine months of fiscal 1996 was 61% as compared with 58% for the first nine months of fiscal 1995. Product gross profit increased to 73% in the first nine months of fiscal 1996 from 71% in the first nine months of the prior year. Service gross profit increased to 32% for the first nine months of fiscal 1996 from 22% in the first nine months of the prior year. The increase in both product and service gross profit was principally a result of the same factors discussed in the paragraph above for the quarter.

       Expenses. Expenses as a percentage of revenues were 49% for the three and nine month periods ended June 29, 1996 as compared with 48% and 49% for the same periods of the prior year. The slight increase in spending relative to sales reflects the Company's concerted effort to increase spending in engineering, research and development.

       Sales and marketing expenses as a percentage of revenues decreased to 33% in the three and nine month periods ended June 29, 1996 from 34% in the comparable periods of the prior fiscal year. The decline in sales and marketing expenses as a percentage of revenues is a result of various programs implemented by the Company to increase sales productivity and efficiency including but not limited to the development of industry focused vertical business divisions. The Company anticipates that sales and marketing expenses as a percentage of revenues in the fourth quarter of fiscal 1996 should remain comparable to the level achieved in the first nine months of fiscal 1996.

       Engineering, research and development expenses increased as a percentage of revenues to 9% in the three and nine month periods ended June 29, 1996 as compared with 7% of the prior year. The growth in engineering, research and development expenses as a percentage of revenues was anticipated as the Company continues to invest in new product development, primarily in the Windows and client/server environments. Expenses of $3.2 million and $2.1 million in the third quarter of fiscal 1996 and 1995 are net of capitalized software development costs of $1.2 million and $.6 million, respectively. Expenses of $8.7 million and $5.9 million in the first nine months of fiscal 1996 and 1995 are net of capitalized software development costs of $2.7 million and $1.6 million, respectively. The growth in spending on capitalizable software development costs principally reflects enhancements of new products released in the past four quarters as well as enhancements of existing products.

       General and administrative expenses as a percentage of revenues amounted to 7% for all periods presented. Expenses in the first nine months of fiscal 1996 include start-up costs incurred for an internally funded customer lease program.

       Other expense, net amounted to less than 1% of revenues for all periods presented. Other expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments.

         Income Taxes. The provision for income taxes as a percentage of pretax income was 38% for all periods presented The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which are material, either individually or in aggregate, to the consolidated results of operations.


Liquidity and Capital Resources

       Working capital as of June 29, 1996, amounted to $28.0 million as compared with $26.6 million at September 30, 1995. As of those dates, cash and equivalents and marketable securities amounted to $30.6 million and $21.4 million, respectively. Cash generated from operations increased to $19.1 million in the first nine months of fiscal 1996 from $16.7 million in the first nine months of the prior year. The increase in cash generated from operations is principally due to increased earnings and management of the Company's operating assets and liabilities. Cash generated from operations was negatively impacted by the Company's initial investment in its internally funded leasing program. Cash used in investing activities increased to $16.7 million in the first nine months of fiscal 1996 from $5.7 million for the same period in the prior year. Excluding investments in marketable securities, cash used in investing activities amounted to $10.9 million for the first nine months of fiscal 1996 compared to $4.7 million for the prior year. As anticipated, the Company has increased spending on equipment, principally for the expansion of the Company's manufacturing, distribution and corporate facilities and investments in the Company's internal information systems infrastructure.

       Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs over the remainder of its fiscal year with existing cash and equivalents together with internally generated cash. The Company has available a bank line of credit of $3.0 million. During the quarter, the line of credit agreement was extended through June 1, 1998. No amounts were outstanding on the line of credit as of June 29, 1996.

Certain Factors That May Affect Future Operating Results

         The Company's actual operating results may differ from those indicted by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors, including the potential fluctuations in quarterly results, timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, the ability to attract and retain sufficient technical personnel, the dependence on alternate distribution channels, and the dependence on the Company's time accounting product line and on key vendors, as further described below and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996, which factors are specifically incorporated by reference herein.

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

         Product Development and Technological Change. The markets for time accounting and data collection systems are characterized by continual change and improvement in computer software and hardware technology. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company is transitioning its product offerings from DOS and Unix platforms to the Windows and client/server environments. As a result of this transition, the Company does not believe that demand for its products in the near future will increase at the same rate as the Company has experienced in comparable periods in recent years.

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

                   (a)            Exhibits

                   10.1 Amendment dated June 3, 1996 to Loan Agreement dated June 30, 1993, as amended, between Fleet National Bank and the Registrant

                   11             Statement re Computation of Per Share Earnings

                   27.1           Financial Data Schedule

                   (b)            Reports on Form 8-K

                                  There were no reports on Form 8-K filed during the fiscal quarter ended June 29, 1996.

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

                               KRONOS INCORPORATED



                               By /s/ Paul A. Lacy
                                      Paul A. Lacy
                                 Vice President of Finance
                                   and Administration
                                (Duly Authorized Officer and
                                Principal Financial Officer)





August 12, 1996

                                                      KRONOS INCORPORATED

                                                         EXHIBIT INDEX



     Exhibit
      Number          Description


      10.1 Amendment dated June 3, 1996 to Loan Agreement dated June 30, 1993, as amended, between Fleet
                   National Bank and the Registrant

      11           Statement re Computation of Per Share Earnings

      27.1         Financial Data Schedule