Form 10-K
period 1996-09-30
KRONOS INC
filed 1996-12-13
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended              September 30, 1996
                         -------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission file number                 0-20109
                         -------------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                                          04-2640942
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                       400 Fifth Avenue, Waltham MA 02154
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (617) 890-3232
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant.

                             Non-Affiliate Voting                  Aggregate
     Date                    Shares Outstanding                  Market Value
November 30, 1996                7,075,763                       $201,659,246

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                              Class                 Outstanding Shares
                               Common Stock, $0.01 par
November 30, 1996                 value per share                8,132,450

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's definitive proxy statement dated December 13, 1996 for the Annual Meeting of Stockholders to be held on January 31, 1997 (Part III - Items 10,11,12 and 13).

                                     PART I

Item 1.  Business

         Kronos Incorporated (the "Company" or "Kronos") designs, develops, manufactures and markets time and attendance, workforce management and shop floor data collection systems, and application software that enhance productivity in the workplace. The Company's systems consist of fully integrated software and intelligent data collection terminals. Kronos(R) also maintains an extensive service and technical support organization which provides a suite of maintenance, professional and educational services. The Company was organized in 1977 as a Massachusetts corporation.

Products and Services

         Kronos' products include fully-integrated software, intelligent data collection terminals and related components for time and attendance, workforce management and shop floor data collection systems and value-added software designed to expand the functions of its systems. These products are designed for a wide range of businesses and applications from single-user to large multi-site enterprises. In addition, the Company maintains an extensive service and support organization that is responsible for maintaining systems and providing professional and educational services. To date, the majority of the Company's revenues and profits have been derived from its time and attendance systems and services.

Time and Attendance, Workforce Management and Shop Floor Data Collection Systems

         Kronos' Time and Attendance and Workforce Management systems are designed to operate independently or in conjunction with other Kronos systems, or to interface with third party systems. The Shop Floor Data Collection systems are designed to operate independently or to interface with third party Manufacturing Resource Planning ("MRP") systems.

         The software incorporated in Kronos' systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve. Currently, the Company offers various releases of its software which run on such popular operating systems as Windows, UNIX, DOS, and VMS. The Company's new client/server time and attendance system runs on Windows 95 and Windows NT and integrates with Oracle, Informix and Microsoft databases. In addition, the Company offers an IBM AS/400 based time and attendance package and shop floor data collection package.

         Kronos provides a wide range of data collection options to accommodate various work environments and markets and to satisfy the price/performance requirements of its customers. The Company manufactures a family of intelligent data collection terminals which collect time and attendance and factory-floor data via keypad, bar code readers, lasers and charged coupled device ("CCD") scanners. Terminal choices include wall-mounted, desk-mounted and hand-held devices which are available in various sizes and models, some of which are designed to operate in harsh environments. The Company also offers desktop computer and telephone based data collection options. The Company believes that the functions and features of its data collection options provide it with an important advantage over its competition.

Major Systems

         The major systems currently offered by the Company include:

Time and Attendance Systems. The Timekeeper Central(R), Timekeeper(R)/AS and Timekeeper(R) C/S Systems are designed to reduce payroll preparation time, consistently apply payroll rules, improve labor scheduling and control labor costs. These systems automatically calculate employee hours data according to the payroll policies of the individual customer, which are configured using the parameter capabilities of the systems. In these systems, information is consolidated into a number of standard labor management reports such as absenteeism, tardiness, projected overtime, on-premises, and budget versus actual costs. The Company's new client/server system, Timekeeper C/S, offers open database connectivity and more powerful query and reporting tools. The Company's time and attendance systems work in conjunction with a variety of data collection methods described above.

Shop Floor Data Collection Systems. The ShopTrac Data Collection System and Timekeeper/AS Labor Data Collection System consist of intelligent data collection terminals and a suite of software applications for use primarily in manufacturing plants. They are designed for manufacturers who build product in a series of steps, such as job shops, work order based environments and repetitive manufacturing. The systems capture labor and material data to provide real time information on cost, location and completion time. This includes time and attendance data to provide information for the basis of managing labor resources; labor allocation data for the measurement of costs; the status of work-in-process for communication to MRP, quality control and production planning systems as well as quality control data.

Workforce Management System. The Workforce Management System is an integrated labor management solution developed for the retail and hospitality markets. It consists of several integrated modules, including Business Forecaster, which predicts the level of activity a location can expect by analyzing key business volume indicators, and WorkForce Planner, which then applies the appropriate work standards to generate the correct staffing level required for the expected level of business. The core of the system is the Smart Scheduler(TM) module, which combines data from the WorkForce Planner, along with detailed employee information about skill level, availability, seniority and work preferences, and produces a complete, detailed work schedule. This information can then be integrated with the applicable Kronos time and attendance system enabling management to compare actual labor costs to budgeted costs. Together these modules provide a full set of tools to increase productivity, manage labor costs and meet customer service goals.

 Value-Added Software

         The Company offers optional application software designed to expand and enhance the range of functions performed by its time and attendance and shop floor data collection systems. Such software includes the following:

Kronos Scheduling Module. The Kronos Scheduling Module assists in the process of creating and assigning employee schedules and reports to help managers make labor scheduling decisions.

Kronos Archive Program. The Kronos Archive Program is designed to automatically perform long-term record keeping by accumulating labor hours, absences, late arrivals, vacation time and wages.

Kronos CardSaver(R) Module. The Kronos CardSaver Module automatically saves employee in and out data for wage and hour inquiries, performance reviews or resolving employee grievances.

Kronos Accruals Module. The Kronos Accrual Module provides added functionality by automatically calculating the balances of each employee's available benefit time ensuring that benefit time is administered fairly, consistently and automatically across all classes of employees.

Kronos Attendance Tracker Module. The Kronos Attendance Tracker module systematically records and documents all types of employee absences and provides for attendance and performance data to be reported in detail or summary reports.

Other Products

         The Company markets Time Bank, a product which provides an interface to most major payroll service bureau software and also supports interfaces to major human resources and automated scheduling based systems. The Company purchases this product from a third party. The Company's Gatekeeper(R) product is used in access control applications and can limit access to only authorized personnel or allow scheduled access based on schedules in the Timekeeper Central system. The Kronos TeleTime(R) System allows customer telephones to serve as data input devices. This product incorporates technology which is licensed from a third party. The Company also markets products called ACES and ACES PLUS, which it obtains from a third party, and which use optical scanning mark sensitive technology to read data from forms and transmit that data to a time and attendance database. The Company also offers an imaging system, ImageKeeper(TM), which utilizes high-resolution video imaging to create and store digital photographs and signatures of employees. Finally, the Company markets a number of other accessories to its products including badges, traditional badge making equipment, time cards, bar code labels and modems.

Services and Support

         Kronos maintains an extensive service and technical support organization which provides a suite of maintenance, professional and educational services. A range of maintenance services are available for hardware and software and are delivered through either the Company's Global Support Center or through local service personnel. The Company's wide range of professional services include project management, technical consulting as well as system integration and optimization. When necessary, the Company may also provide customized software to meet its customers' unique software requirements. The Company's educational services provide a full range of local classroom or computer-based training courses.

Marketing and Sales

         Kronos markets and sells its products in the United States and other countries through its direct sales and support organization and through independent dealers. In addition, the Company has a joint marketing agreement with ADP, Inc. ("ADP"). Under the terms of the agreement, which was recently extended to the year 2001, ADP markets a proprietary version of the Company's PC-based time and attendance software, together with data collection terminals manufactured by the Company. The product is offered to both new and existing ADP clients, and is now also available in a customer-installable version.

         The Company recognizes that the information needs of businesses in various industries continue to be increasingly specialized and sophisticated. As a result, the Company's marketing, field sales and service personnel are organized into industry specific divisions. These divisions focus on the needs of the manufacturing, healthcare, retail/hospitality and government/education markets. These divisions operate with the following objectives:

         o To gain expertise in their respective industry environments and pursue opportunities for growth and product leadership.

         o To focus engineering and marketing resources on industry specific product development efforts required to deliver products and services that meet those industry needs.

         o Develop long-term business relationships with select industry partners.

         o        Educate and train industry specific sales and service staff.

         Focusing  on  industry  specific  divisions  permits  Kronos  to better
understand   the  needs  of  its  customers  and  to  respond   quickly  to  the
opportunities presented by these markets.

Direct Sales Organization

         In fiscal 1996 the Company re-aligned its field sales and service personnel into the industry specific teams discussed above. The Company has 37 direct sales and support offices located in the United States. In addition, the Company has two sales and support offices located in Canada, two in the United Kingdom, one in Mexico and, as of July 1996, two in South Africa and one in Australia. Each direct sales office covers a defined territory, and has sales and support functions.

         For the fiscal years ended September 30, 1996, 1995 and 1994, the Company's international subsidiaries generated net revenues of $8,025,000, $5,598,000 and $3,620,000, respectively. Total assets at these locations for these periods were $5,496,000, $2,868,000 and $2,196,000, respectively.

Dealers

         Kronos also markets and sells its products through independent dealers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support, and installation services for Kronos' products. There are presently approximately 40 dealers in the United States actively selling and supporting Kronos' products. Kronos also has dealers in Australia, Argentina, Canada, Guam, Guatemala, Guyana, Hong Kong, Jamaica, Malaysia, Mexico, Netherland Antilles, Panama, Phillipines, Puerto Rico, Singapore, and the West Indies. Sales to independent international dealers for the years ended September 30, 1996, 1995 and 1994 were $2,367,000, $2,508,000 and $1,659,000, respectively. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.

Customers

         The Company estimates it has an installed base of approximately 100,000 customer sites. End-users of the Company's products range from small companies with as few as five employees to some of the world's largest multi-site organizations.

         The Company believes that the dollar amount of backlog is not material to an understanding of its business. Although the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenue in each quarter results from orders received in that quarter.

Product Development

         The Company's product development efforts are focused on enhancing and increasing the performance of its existing products, developing new products and developing interfaces to third party products to meet customer needs. During 1996, 1995 and 1994, Kronos' engineering, research and development expenses were $12,730,000, $8,192,000 and $5,593,000, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings, develop new products and to develop interfaces to third party products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance.

Competition

         The Company's operations constitute a single segment within the data collection industry--the design, development, manufacture and marketing of integrated time and attendance, workforce management and shop floor data collection systems that enhance productivity in the workplace.

         The industry is highly competitive, and although the Company believes it has certain technological and other advantages over its current competitors, maintaining such advantages will require continued investment by the Company in research and development, and sales and marketing. Competition could increase as competitors in related industries, such as human resources and payroll, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets.

         The Company competes primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance industry, the Company competes against firms that sell automated time and attendance products to many industries (typically to customers with 250 employees or less), against firms that focus on particular industries, and against firms selling related products, such as payroll or human resources products.

Proprietary Rights

         The Company relies on a combination of patents, copyrights, trade secret law and contracts to protect its proprietary technology.

         The Company generally provides software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Kronos if the end-user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous users, computer model and serial number, features and/or terminals for which the end-user has paid the required license fee. The Company authorizes its dealers to sublicense software products to end-users under similar terms. In certain circumstances, the Company also makes master software licenses available to end-users which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Some major customers license software products under individually negotiated terms.

         Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

         The Company has registered trademarks for Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper
Central, Gatekeeper, Gatekeeper Central, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start.Time, Keep.Trac, Solution In A Box and the Company's logo in the United States. In addition, certain trademarks have been obtained or are in process in various foreign countries.

         The Company purchases the Time Bank payroll interface software from a single vendor for resale in certain of its time accounting systems. Although the Company believes its relationship with this vendor is good, any interruption or termination of the Company's right to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software to perform this function. Although the Company believes it would be able to produce its own payroll interface software, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

Manufacturing and Sources of Supply

         The  duplication  of  the  Company's   software  and  the  printing  of
documentation are outsourced to suppliers. The Company currently has four suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. The Company's data collection terminals are assembled from the printed circuit board level in its facility in Chelmsford, Massachusetts. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results.

Employees

         As of December 9, 1996, the Company had 1,235 employees. None of the Company's employees is represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

Item 2.  Properties

         The Company leases approximately 73,000 square feet at its headquarters in Waltham, Massachusetts and leases 46 sales and support offices located throughout North America, Europe, Africa and Australia. The Company also leases a total of approximately 165,000 square feet in two facilities located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these facilities. The Company's aggregate rental expense for all of its facilities in fiscal 1996 was approximately $4,761,000. The Company considers its facilities to be adequate for its current requirements and that additional space will be available as needed in the future.

Item 3.  Legal Proceedings

         From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      Executive Officers of the Registrant

Name                       Age     Position

Mark S. Ain                53      Chief Executive Officer  and Chairman
                                         of the Board

W. Patrick Decker          49      President, Chief Operating Officer

Verne S. Kayser            53      Vice President, Engineering

Paul A. Lacy               49      Vice President, Finance and Administration,
                                         Treasurer and Clerk

Aron J. Ain                39      Vice President, Marketing and Worldwide
                                         Field Operations

Lloyd B. Bussell           51      Vice President, Manufacturing

Sally J. Wallace           46      Vice President, General Counsel

     Mark S. Ain, a founder of the Company, has served as Chief Executive Officer and Chairman since its organization in 1977. He also served as President from 1977 until October, 1996. Mr. Ain is the brother of Aron J. Ain, Vice President, Marketing and Worldwide Field Operations of the Company.

     W. Patrick Decker served as Vice President, Marketing and Field Operations from 1982 until October, 1996, when he was appointed President and Chief Operating Officer.

     Verne S. Kayser served as Vice President, Engineering from 1984 until November 20, 1996.

     Paul A. Lacy has been Vice President, Finance and Administration, Treasurer and Clerk since 1988.

     Aron J. Ain served as Vice President, Sales and Service from 1988 until October, 1996, when he was appointed Vice President, Marketing and Worldwide Field Operations. Mr. Ain is the brother of Mark S. Ain, Chief Executive Officer and Chairman.

     Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

     Sally J. Wallace has served as General Counsel since 1988 and was elected Vice President in October, 1994.

     Officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and, in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified.

                                    PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

The Company's common stock is traded under the National Association of Securities Dealers Automated Quotation System (NASDAQ) symbol KRON. The following table sets forth the high and low sales prices for fiscal 1996 and fiscal 1995. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    1996
                             ---------------------------------------------------
                                       High                      Low
---------------------------- ------------------------- -------------------------
First quarter                       $33 5/8                     $25
Second quarter                       37                          25 1/2
Third quarter                        35 1/2                      25 1/2
Fourth quarter                       37                          24 3/4

                                                    1995
                             ---------------------------------------------------
                                       High                      Low
---------------------------- ------------------------- -------------------------
First quarter                       $18                         $12 1/2
Second quarter                       21 1/4                      17
Third quarter                        25 1/4                      16 1/4
Fourth quarter                       32 3/4                      24 5/8

Prices reflect the Company's stock split paid on January 29, 1996 to shareholders of record as of January 15, 1996.

HOLDERS

On November 30, 1996 there were approximately 3,600 shareholders of record of the Company's common stock.

DIVIDENDS

The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

Item 6. Selected Financial Data

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Highlights

In thousands, except share data                                          Year Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                    1996              1995             1994              1993             1992
                                               ---------------   ---------------  ---------------   ---------------   --------------
Operating Data:
       Net revenues                                  $142,957          $120,373          $92,919           $67,960          $59,784
       Income before change in
            accounting principle                      $11,425            $8,398           $4,892            $3,606           $3,432
       Extraordinary item and change
            in accounting principle                                                                           $264              $53
                                               ---------------   ---------------  ---------------   ---------------   --------------
       Net income                                     $11,425            $8,398           $4,892            $3,870           $3,485

       Per share data (1):
            Income before change in
                 accounting principle                   $1.37             $1.03            $0.62             $0.47            $0.51
            Extraordinary item and change
                 in accounting principle                                                                     $0.03            $0.01
                                               ---------------   ---------------  ---------------   ---------------   --------------
            Net income per common share                 $1.37             $1.03            $0.62             $0.50            $0.52
       Average common and common
            equivalent shares outstanding           8,330,060         8,150,903        7,859,513         7,745,691        6,729,390

Balance Sheet Data:
       Total assets                                  $104,866           $78,518          $60,284           $46,788          $38,022
       Long-term obligations                                                                 $28              $164             $510

--------------------------------------------

(1) The per share data presented above are for primary net income per common share. Fully diluted net income per common share amounts have not been presented as they did not differ significantly from primary net income per common share amounts in any year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. Revenues amounted to $143.0 million, $120.4 million and $92.9 million in fiscal 1996, 1995 and 1994, respectively. Annual revenue growth amounted to 19% in fiscal 1996, 30% in fiscal 1995 and 37% in fiscal 1994. While revenue growth in fiscal 1996 approximated the Company's historical growth rate of 20% prior to fiscal 1994, it declined from the accelerated levels experienced in fiscal 1995 and 1994. Revenue growth during fiscal 1995 and 1994 was driven by a variety of factors including customer demand and the acquisition of distribution rights to certain domestic sales territories previously held by certain of the Company's independent dealers. The decline in the rate of revenue growth in fiscal 1996 as compared with fiscal 1995 and 1994 can be attributed to a variety of factors including the accelerated rate of growth experienced in fiscal 1995 and 1994 and a transition of the Company's core products from DOS and Unix platforms to the Windows and client/server environments. The impact of these factors was most significant over the first three quarters of fiscal 1996 which reflected revenue growth of 17% over the comparable period in fiscal 1995. In the fourth quarter of fiscal 1996 revenues grew by 24% over the comparable period in fiscal 1995. During this quarter the Company released a client/server version of its time and attendance product. The Company is also anticipating releases of enhanced versions of its time and attendance product on client/server and Windows platforms in the first part of fiscal 1997. The
Company's revenue growth in fiscal 1997 will depend in part on the commercial success of these initiatives.

Product revenues amounted to $101.0 million, $87.9 million and $68.4 million in fiscal 1996, 1995 and 1994, respectively. Product revenues grew by 15% in fiscal 1996, 28% in fiscal 1995 and 34% in fiscal 1994. Product revenue growth in fiscal 1996 was principally the result of an increase in sales volume driven by customer demand. The reduced rate of product revenue growth experienced in fiscal 1996 as compared with fiscal 1995 and 1994 is attributable to the factors described above. Consistent with total revenues, product revenue growth increased in the fourth quarter to 22% from 12% over the first nine months of fiscal 1996. Product demand resulting from the Company's small business marketing program with ADP, Inc. contributed approximately one-third of the product revenue increase in fiscal 1996. Product revenue growth in fiscal 1995 was principally the result of increased sales volume driven by customer demand. Product revenue growth in fiscal 1994 was the result of an increase in sales volume driven by customer demand, the impact of the shift of product sales from wholesale to retail pricing for the acquired dealer territories, as well as the unusually strong level of product shipments in the fourth quarter of that fiscal year.

Service revenues were $42.0 million, $32.5 million and $24.5 million in fiscal 1996, 1995 and 1994, respectively. Service revenues grew by 29% in fiscal 1996, 33% in fiscal 1995 and 43% in fiscal 1994. Service revenues amounted to 29%, 27% and 26% of total revenues in fiscal 1996, 1995 and 1994, respectively. The growth in service revenues in all periods reflects increases in maintenance revenue from expansion of the installed base, as well as an increase in the level of services accompanying the sale of new products. In addition, the growth rate experienced in fiscal 1994 was impacted by the transition of the acquired dealer territories into direct sales and service districts. Prior to acquisition, all service revenues for these territories were retained by the independent dealers as they were responsible for providing such services.

International revenues, which include both revenues from the Company's international subsidiaries and sales to independent international dealers, grew 28% in fiscal 1996 to $10.4 million from $8.1 million in fiscal 1995. International revenues in fiscal 1994 were $5.3 million. The establishment of the Company's Australian and South African subsidiaries in the fourth quarter contributed significantly to the overall increase in fiscal 1996 international revenues.

Gross Profit. Gross profit, as a percentage of revenues, was 62%, 59% and 57% in fiscal 1996, 1995 and 1994, respectively. The improvement in gross profit in each of the three fiscal years was evidenced in both product and service gross profit. Product gross profit was 74%, 72% and 69% in fiscal 1996, 1995 and 1994, respectively. The improvement in product gross profit in each of the three fiscal years was a result of increased sales volume and improved product mix. In each of the periods the Company's product revenue was derived from sales of systems in which software, which typically generates higher gross profit, was an increasingly higher proportion of product revenues. In addition, in fiscal 1996 and 1995, the Company experienced increased production volume without proportionate increases in production overhead costs. Product gross profit was negatively impacted in fiscal 1994 by a variety of factors including purchase discounts granted to major account customers and expenses associated with the move of the Company's manufacturing facility.

Service gross profit as a percentage of service revenues was 33%, 24% and 22% for fiscal 1996, 1995 and 1994, respectively. The increase in service gross profit is primarily attributable to the growth in service revenues. Also, the Company has been able to absorb the increase in service volume without a proportionate increase in service expenses, favorably impacting gross margins. This has been accomplished by the implementation of programs which focus on revenue enhancement for services provided, as well as improved efficiency in the delivery of such services.

Expenses. Expenses as a percentage of revenues were 49% in fiscal 1996, and 48% in fiscal 1995 and 1994. Sales and marketing expenses were $47.0 million, $40.1 million and $31.4 million in fiscal 1996, 1995 and 1994, respectively. The increase in sales and marketing expenses in all periods relates to increased business volume. Sales and marketing expenses as a percentage of sales were 33% in fiscal 1996 and 1995 as compared with 34% in fiscal 1994. The Company anticipates sales and marketing expenses as a percentage of sales to increase somewhat in fiscal 1997 due to increased investment in the Company's international direct sales organization. This increase is anticipated to be partially offset by efficiencies which the Company expects to be realized from the fiscal 1996 consolidation and reorganization of the North American direct sales organization from geographic units into industry specific teams.

Engineering, research and development expenses were $12.7 million, $8.2 million and $5.6 million in fiscal 1996, 1995 and 1994, respectively. These expenses are net of capitalized software development costs of $4.0 million, $2.4 million and $1.8 million, respectively. Engineering, research and development expenses as a percentage of revenues were 9% in fiscal 1996, 7% in fiscal 1995 and 6% in fiscal 1994. The growth in engineering, research and development expenses resulted primarily from the development of new products. Increased spending on capitalizable software development costs reflects the Company's commitment to further enhancements of existing products, making them easier to use, and on new product development. The Company anticipates fiscal 1997 engineering, research and development expenses as a percentage of revenues to be comparable or somewhat higher than fiscal 1996.

General and administrative expenses were $9.9 million, $8.5 million and $7.3 million in fiscal 1996, 1995 and 1994, respectively. As a percentage of revenues, general and administrative expenses were 7% in fiscal 1996 and 1995 as compared with 8% in fiscal 1994. Fiscal 1996 general and administrative expenses included start-up costs incurred for an internally funded customer lease program as well as certain administrative expenses related to Company programs initiated to improve operating efficiencies. The Company expects fiscal 1997 general and administrative expenses as a percentage of revenues to decrease slightly from fiscal 1996. The decline in general and administrative expenses as a percentage of revenues from fiscal 1994 to fiscal 1995 reflects the benefits and efficiencies realized from the Company's investment in management information and communication systems and the reengineering of certain of its administrative processes. The decline also reflects, to some degree, the impact of leveraging increased revenues on a fixed level of cost for certain general and administration functions.

Other expense, net amounted to less than 1% of revenues in fiscal 1996, 1995 and 1994. Other expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments.

Income Taxes. The provision for income taxes as a percentage of pretax income was 39% in fiscal 1996 and 38% in fiscal 1995 and 1994. The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

Accounting Standards. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure-only alternative and, accordingly, this standard will have no impact on the Company's results of operations or its financial position.

Liquidity and Capital Resources

Working capital as of September 30, 1996 amounted to $36.3 million as compared with $29.1 million at September 30, 1995. Cash and equivalents and marketable securities at those dates amounted to $32.8 million and $21.4 million, respectively. The Company has available a bank line of credit of $3.0 million which expires in June 1998. No amounts were outstanding under the line of credit as of September 30, 1996.

Cash provided by operations increased to $23.7 million in fiscal 1996 from $18.3 million in fiscal 1995 and $7.9 million in fiscal 1994. The increase in operating cash flows in fiscal 1996 as compared to fiscal 1995 was principally due to increased earnings and unearned service revenues as well as non-cash charges related to depreciation, amortization and deferred taxes. The Company's investment in the internal customer lease program which it introduced in fiscal 1996 partially offset the cash provided by other operations. The increase in operating cash flows in fiscal 1995 as compared with fiscal 1994 was principally due to increased earnings and better management of accounts receivable from trade customers.

Cash provided by operations was more than sufficient to fund investments in equipment and capitalized software development costs in fiscal 1996, 1995 and 1994. Investments in equipment in fiscal 1996, 1995 and 1994 totaled $9.7 million, $4.1 million and $4.8 million, respectively. The Company anticipates that investment in equipment in fiscal 1997 will be comparable to fiscal 1996. The Company expects to finance these investments from available cash and operating cash flow generated in fiscal 1997. In fiscal 1996 the Company has invested a significant portion of its remaining cash balances in short term marketable securities.

Certain Factors That May Affect Future Operating Results

The following important factors, among others, could cause actual operating results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

Potential Fluctuations in Results. The Company's operating results may fluctuate as a result of a variety of factors, including the timing of the introduction of new products and product enhancements by the Company and its competitors, market acceptance of new products, mix of products sold, the purchasing patterns of its customers, competitive pricing pressure and general economic conditions. The Company historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for the Company's products weakens or if significant anticipated sales in any quarter do not close when expected, the Company's revenues for that quarter will be adversely affected. The Company believes that its operating results for any one period are not necessarily indicative of results for any future period.

Product Development and Technological Change. The markets for time and attendance and data collection systems are characterized by continual change and improvement in computer software and hardware technology. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance.

Competition. The time and attendance and data collection industries are highly competitive. Competition could increase as competitors in related industries, such as human resources and payroll, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

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

Dependence on Alternate Distribution Channels. The Company markets and sells its products through its direct sales organization, independent dealers and OEMs. For the fiscal year ended September 30, 1996, approximately 25% of the Company's revenue was generated through sales to dealers and OEMs. Reduction in the sales efforts of the Company's major dealers and/or OEMs, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

Dependence on Time and Attendance Product Line. To date, more than 90% of the Company's revenues have been attributable to sales of time and attendance systems and services. Competitive pressures or other factors could cause the Company's time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of the Company's operations.

Reliance on Key Vendors. The Company depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted. Also, certain parts and components used in the Company's hardware products are purchased from single vendors. The Company has chosen to source these items from single vendors because it believes that the vendor chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have material adverse effect on the Company's operating results. In addition, the Company purchases payroll interface software from a single vendor for resale in certain of its time and attendance systems. Although the Company believes its relationship with this vendor is good, any interruption or termination of the Company's rights to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software to perform this function. Although the Company believes it would be able to produce its own payroll interface software, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data are listed in the Index to Consolidated Financial Statements at Item 14 of this Form 10-K.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 4 through 6 of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 31, 1997 under the caption "Election of Directors."

Item 11. Executive Compensation

         Incorporated by reference from pages 6 through 12 of the Company's definitive proxy statement for the Annual Meeting of Stockholders to
be held on January  31,  1997  under  the  following  captions:   "Director
Compensation," "Executive Compensation," "Option Grants and Exercises," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from pages 2 through 3 of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 31, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Related Transactions

  (a) The following are filed as a part of this report:

        1. Financial Statements                                             Page

             Consolidated Statements of Income for the Years Ended
                  September 30, 1996, 1995 and 1994                         F-1

             Consolidated Balance Sheets as of September 30,
                  1996 and 1995                                             F-2

             Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended September 30, 1996, 1995 and 1994     F-3

             Consolidated Statements of Cash Flows for the Years Ended
                  September 30, 1996, 1995 and 1994                         F-4

             Notes to Consolidated Financial Statements                     F-5

             Report of Ernst & Young LLP, Independent Auditors              F-16

        2.  Financial Statement Schedule

             II - Valuation and Qualifying Accounts                         F-17

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        3.  Exhibits

Exhibit
  No.         Description

 3.1          Articles of Organization of the Registrant, as amended.
 3.2*         Amended and Restated By-laws of the Registrant.
 4*           Specimen Stock Certificate.
10.1*(10)     1986A Stock Option Plan.
10.2(10)      1992 Equity Incentive Plan, as amended and restated.

Exhibit
  No.         Description

10.3(4)(10)   1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)       Lease dated November 16, 1993, between Teachers Realty Corporation and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(6)       Lease dated  August 8, 1995  between  Principal  Mutual Life
              Insurance  Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(3)       Loan Agreement dated June 30, 1993 between Fleet Bank of
              Massachusetts, N.A. and the Registrant ("Loan Agreement").
10.6.1(9)     Amendment  dated  June 3, 1996 to Loan  Agreement  dated
              June 30,  1993  between  Fleet  Bank of Massachusetts, N.A. and the Registrant.
10.7(2)(11)   Software License and Support and Hardware Purchase Agreement dated
              April 2, 1993 between ADP, Inc. and the Registrant.
10.7.1(12)    Amendments  dated July 22, 1996 to Software License and Support and Hardware  Purchase  Agreement dated April 2, 1993, between
              ADP, Inc. and the Registrant.
10.8*         Sales Agreement dated  December  6, 1990,  between  Integrated
              Design,  Inc. and the Registrant.
10.8.1(7)     Amendment dated November 2, 1995 to Sales Agreement  dated
              December 6, 1990,  between  Integrated Design, Inc. and the
              Registrant.
10.9(3)(11)   Acquisition  Agreement  dated  November 2, 1993 between  Interboro
              Systems Corporation and the Registrant.
10.10*        Form of Indemnity Agreement entered into among the Registrant and
              Directors of the Registrant.
10.11(1)      Lease dated November 9, 1992, as amended, between John Hancock
              Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.
10.11.1(8)    Amendment  dated  January 1, 1996 to Lease dated  November  9,
              1992,  as  amended,  between  John Hancock  Mutual Life  Insurance
              Company  and the  Registrant, relating to premises leased in
              Waltham, MA.
10.12 (5)     Agreement of Reorganization among Kronos Incorporated; Kronos S/T
              Corporation, ShopTrac Data Collection Systems, Inc., Thomas J.
              O'Malia and Mark J. MacWhirter, dated March 31, 1994.
11            Statement re Computation of Per Share Earnings.
21            Subsidiaries of the Registrant.
23            Consent of Independent Auditors.
27            Financial Data Schedule.

     * Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 File No. 33-47383.

     (1) Incorporated by reference to the same Exhibit Number in the Company's Form 10-K for the fiscal year ended September 30, 1992.


     (2) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended April 3, 1993.

     (3) Incorporated by reference to the same Exhibit Number in the Company's Form 10-K for the fiscal year ended September 30, 1993.

     (4) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended July 2, 1994.

     (5) Incorporated by reference to Exhibit Number 2.1 in the Company's Form 10-Q for the quarterly period ended July 2, 1994.

     (6) Incorporated by reference to Exhibit 10.13 in the Company's Form 10-K for the fiscal year ended September 30,1995.

     (7) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

     (8) Incorporated by reference to Exhibit Number 10.2 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

     (9) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended June 29, 1996.

     (10) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

     (11) Confidential treatment was granted for certain portions of this agreement.

     (12) Confidential treatment requested for certain portions of these amendments, which portions have been omitted and filed separately with the Securities and Exchange Commission.

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this report.

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box and the Company's logo are registered trademarks of the Company. DKC/Datalink, ImageKeeper, WebTime, HyperFind, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, Tempo and the Tempo logo are trademarks of the Company. IBM and OS/2 are registered trademarks of, and AS and AS/400 are trademarks of, International Business Machines Corporation. Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Time Bank is a registered trademark of Integrated Design Inc. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively by X/Open Company Ltd. VMS is a registered trademark of Digital Equipment Corporation. Windows is a registered trademark of Microsoft Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 1996.

                                           KRONOS INCORPORATED

                                           By  /s/  MARK S. AIN
                                                    Mark S. Ain
                                                    Chief Executive
                                                    Officer and Chairman of
                                                    the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 1996.

             Signature                             Capacity


  /s/  MARK S. AIN                                 Chief Executive
       Mark S. Ain                                 Officer and Chairman of
                                                   the Board
                                                   (Principal Executive Officer)

  /s/  PAUL A. LACY                                Vice President, Finance and
       Paul A. Lacy                                Administration
                                                   (Principal Financial and
                                                   Accounting Officer)

  /s/  RICHARD J. DUMLER                           Director
       Richard J. Dumler

  /s/  THEODORE G. JOHNSON                         Director
       Theodore G. Johnson

  /s/  DAVID B. KISER                              Director
       David B. Kiser

  /s/  DONALD S. LEVY                              Director
       Donald S. Levy

  /s/  D. BRADLEY McWILLIAMS                       Director
       D. Bradley McWilliams

  /s/  LAWRENCE PORTNER                            Director
       Lawrence Portner

  /s/  SAMUEL RUBINOVITSZ                          Director
       Samuel Rubinovitz



       Consolidated Statements of Income                       In thousands, except share data


     Year Ended September 30,                                 1996         1995         1994
                                                           ----------   ----------   ----------
     Net revenues:
     Product ...........................................   $  100,951   $   87,879   $   68,444
     Service ...........................................       42,006       32,494       24,475
                                                           ----------   ----------   ----------
                                                              142,957      120,373       92,919
Cost of sales:
     Product ...........................................       26,281       24,762       20,925
     Service ...........................................       28,296       24,552       19,143
                                                           ----------   ----------   ----------                       ----------
                                                               54,577       49,314       40,068
                                                           ----------   ----------   ----------
              Gross profit .............................       88,380       71,059       52,851
Expenses:
     Sales and marketing ...............................       46,982       40,138       31,381
     Engineering, research and development .............       12,730        8,192        5,593
     General and administrative ........................        9,942        8,455        7,326
     Other expense, net ................................           27          693          716
                                                           ----------   ----------   ----------
                                                               69,681       57,478       45,016
                                                           ----------   ----------   ----------
         Income before income taxes ....................       18,699       13,581        7,835
Provision for income taxes .............................        7,274        5,183        2,943
                                                           ----------   ----------   ----------
         Net income ....................................   $   11,425   $    8,398   $    4,892
                                                           ==========   ==========   ==========

Net income per common share:
     Primary:
         Net income per common share ...................   $     1.37   $     1.03   $     0.62
                                                           ==========   ==========   ==========

     Fully Diluted:
         Net income per common share ...................   $     1.37   $     1.03   $     0.62
                                                           ==========   ==========   ==========

Average common and common equivalent shares outstanding:
     Primary ...........................................    8,330,060    8,150,903    7,859,513
                                                           ==========   ==========   ==========

     Fully Diluted .....................................    8,343,274    8,156,981    7,888,311
                                                           ==========   ==========   ==========

                           See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets                                In thousands, except share data


September 30,                                                                                1996         1995
                                                                                          ---------    ---------
                               ASSETS
Current assets:
    Cash and equivalents ..............................................................   $  10,795    $  14,727
    Marketable securities .............................................................      21,995        6,716
    Accounts receivable, less allowances for doubtful accounts of $987 in 1996
        and $1,001 in 1995 ............................................................      30,622       28,159
    Inventories .......................................................................       4,149        4,469
    Deferred income taxes .............................................................       3,025        2,427
    Other current assets ..............................................................       3,765        1,273
                                                                                          ---------    ---------
           Total current assets .......................................................      74,351       57,771
Equipment, net ........................................................................      14,738       10,079
Excess of cost over net assets of businesses acquired .................................       7,221        6,606
Other assets ..........................................................................       8,556        4,062
                                                                                          ---------    ---------
           Total assets ...............................................................   $ 104,866    $  78,518
                                                                                          =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses .............................................   $  11,894    $   8,352
    Accrued compensation ..............................................................       8,445        7,149
    Federal and state income taxes payable ............................................       1,367          969
    Unearned service revenue ..........................................................      16,388       12,185
                                                                                          ---------    ---------
           Total current liabilities ..................................................      38,094       28,655
Deferred income taxes .................................................................       2,236          912
Other liabilities .....................................................................       3,438        2,382
Shareholders' equity:
    Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
    Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
        8,124,133 shares and 7,940,468 shares issued at September 30, 1996 and
        1995, respectively ............................................................          81           79
    Additional paid-in capital ........................................................      27,512       24,353
    Retained earnings .................................................................      33,773       22,348
    Equity adjustment from translation ................................................        (251)        (206)
    Cost of Treasury Stock (583 shares and 170 shares at September 30, 1996 and
        1995, respectively) ...........................................................         (17)          (5)
                                                                                          ---------    ---------
           Total shareholders' equity .................................................      61,098       46,569
                                                                                          ---------    ---------
           Total liabilities and shareholders' equity .................................   $ 104,866    $  78,518
                                                                                          =========    =========


                           See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity


                                                                         In thousands


                                                                                         Equity
                                              Common Stock     Additional              Adjustment     Treasury Stock
                                         ---------------------- Paid-in     Retained      from     -------------------
                                            Shares  Amount      Capital     Earnings   Translation    Shares     Amount    Total
                                         --------------------------------  --------------------------------------------------------
Balance at October 1, 1993                   7,629       $77     $21,461      $9,058        $(225)         27    $(335)    $30,036

Net income                                                                     4,892                                         4,892
Proceeds from exercise of stock options         28                  (114)                                 (34)     412         298
Proceeds from employee stock purchase plan      45                   389                                                       389
Amortization of compensation expense
 relating to nonqualified stock option plans                          (2)                                                       (2)
Equity adjustment from translation                                                             17                               17
Purchase of treasury stock                                                                                  7      (82)        (82)
Tax benefit associated with the exercise
 of stock options                                                    334                                                       334
                                         --------------------  ----------  ----------  -----------  -------------------   ---------

Balance at September 30, 1994                7,702        77      22,068      13,950         (208)                  (5)     35,882

Net income                                                                     8,398                                         8,398
Proceeds from exercise of stock options        186         1         249                                  (54)   1,077       1,327
Proceeds from employee stock purchase plan      52         1         599                                                       600
Amortization of compensation expense
 relating to nonqualified stock option plans                          (1)                                                       (1)
Equity adjustment from translation                                                              2                                2
Purchase of treasury stock                                                                                 54   (1,077)     (1,077)
Tax benefit associated with the exercise
 of stock options                                                  1,438                                                     1,438
                                         --------------------  ----------  ----------  -----------  -------------------   ---------

Balance at September 30, 1995                7,940        79      24,353      22,348         (206)                  (5)     46,569

Net income                                                                    11,425                                        11,425
Proceeds from exercise of stock options        144         2         538                                  (16)     525       1,065
Proceeds from employee stock purchase plan      40                   945                                                       945
Amortization of compensation expense
 relating to nonqualified stock option plans                          68                                                        68
Equity adjustment from translation                                                            (45)                             (45)
Purchase of treasury stock                                                                                 17     (537)       (537)
Tax benefit associated with the exercise
 of stock options                                                  1,608                                                     1,608
                                         --------------------  ----------  ----------  -----------  -------------------   ---------

Balance at September 30, 1996                8,124       $81     $27,512     $33,773        $(251)          1     $(17)    $61,098
                                         ====================  ==========  ==========  ===========  ===================   =========


                                   See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows                                                     In thousands


Year Ended September 30,                                                          1996        1995        1994
                                                                                --------    --------    --------
Operating activities:
     Net income .............................................................   $ 11,425    $  8,398    $  4,892
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
            Depreciation ....................................................      4,764       3,678       3,067
            Provision for deferred income taxes .............................        726        (636)        621
            Amortization of deferred software development
                costs and other assets ......................................      3,404       2,571       1,820
            Changes in certain operating assets and liabilities:
                Accounts receivable, net ....................................     (2,945)     (3,096)     (8,275)
                Inventories .................................................        330         (21)       (646)
                Unearned service revenue ....................................      5,367       2,392       4,479
                Accounts payable, accrued compensation
                    and other liabilities ...................................      5,609       5,214       2,506
                Net investment in sales-type leases .........................     (3,766)
            Other ...........................................................     (1,165)       (170)       (567)
                                                                                --------    --------    --------
                    Net cash and equivalents provided by operating activities     23,749      18,330       7,897
Investing activities:
     Purchase of equipment ..................................................     (9,656)     (4,065)     (4,842)
     Capitalization of software development costs ...........................     (4,014)     (2,364)     (1,789)
     (Increase) decrease in marketable securities ...........................    (15,278)     (5,914)      2,979
     Acquisitions of businesses .............................................     (1,809)     (1,322)     (5,285)
     Other ..................................................................         43         (45)       (139)
                                                                                --------    --------    --------
                    Net cash and equivalents used in investing activities ...    (30,714)    (13,710)     (9,076)
Financing activities:
     Principal payments under capital leases ................................        (27)       (116)       (392)
     Net proceeds and tax benefits from exercise of stock option and
         employee purchase plans ............................................      3,081       2,286         937
                                                                                --------    --------    --------
                    Net cash and equivalents provided by financing activities      3,054       2,170         545
Effect of exchange rate changes on cash and equivalents .....................        (21)         (1)         20
                                                                                --------    --------    --------
Increase (decrease) in cash and equivalents .................................     (3,932)      6,789        (614)
Cash and equivalents at the beginning of the period .........................     14,727       7,938       8,552
                                                                                --------    --------    --------
Cash and equivalents at the end of the period ...............................   $ 10,795    $ 14,727    $  7,938
                                                                                ========    ========    ========


                           See  accompanying  notes to consolidated  financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies: The assets and liabilities of the Company's foreign subsidiaries are denominated in each country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations and are not material.

Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less at date of acquisition.

Marketable Securities: The Company's marketable securities consist of state revenue bonds and market auction preferred stocks. State revenue bonds, which generally mature within one year, are classified as held to maturity and are carried at amortized cost. Market auction preferred stocks are classified as available-for-sale and are carried at cost which approximates fair value. Unrealized gains and losses on investments classified as held to maturity are not recognized until realized or until a decline in fair value below cost is deemed to be other-than-temporary. Unrealized gains and losses, if any, on available-for-sale securities would be reflected as a separate component of shareholders' equity.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Equipment: Equipment, which includes assets recorded in connection with capital leases, are stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                                           Estimated
Assets                                                    Useful Life
--------------------------------------------------------------------------------
Machinery and equipment                                 3-5 years
Furniture and fixtures                                  8-10 years
Leasehold improvements                                  Shorter of economic life
                                                        or lease-term

Accounting for the Impairment of Long-Lived Assets: Long-lived assets used in operations, such as the excess of cost over net assets of businesses acquired, capitalized software development costs and equipment, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred which would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

Revenue Recognition: The Company derives its revenues from the sale of time and attendance, workforce management and shop floor data collection systems as well as sales of application software and parts and components. The Company's systems consist of fully integrated software and intelligent data collection terminals. The Company also derives revenues by providing maintenance, professional and educational services to its direct customers. The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining. When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant. The Company recognizes revenues from its sales-type leases of systems at time of shipment. Service revenues are recognized ratably over the contractual period or as the services are performed.

The Company provides installation services and certain warranties to its customers. It also provides, without additional charge, certain software product enhancements for customers covered under software maintenance contracts. The provision for these expenses is made at the time revenues are recognized.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share: Net income per share is based on the weighted average number of common shares and, when dilutive, common stock equivalents outstanding during the year. Common stock equivalents are attributable to stock options.

Reclassifications: Certain amounts in 1995 and 1994 have been reclassified to permit comparison with 1996.

Newly Issued Accounting Standard: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure-only alternative and, accordingly, this standard will have no impact on the Company's results of operations or its financial position.


NOTE B--Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, through independent dealers and through an OEM agreement with ADP, Inc. The Company's dealers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company reviews a customer's (including dealers) credit history before extending credit and generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

KRONOS INCORPORATED


NOTE C--Inventories

Inventories consist of the following (in thousands):

                                                          September 30,
                                             -----------------------------------
                                                      1996              1995
--------------------------------------------------------------------------------
Finished goods                                       $2,148             $1,769
Work-in-process                                         283                315
Raw materials                                         1,718              2,385
                                                     ------             ------
                                                     $4,149             $4,469
                                                     ======             ======



NOTE D--Equipment

Equipment consists of the following (in thousands):

                                                          September 30,
                                             -----------------------------------
                                                      1996              1995
--------------------------------------------------------------------------------
Machinery and equipment                             $24,102            $18,414
Furniture and fixtures                                5,363              3,627
Leasehold improvements                                3,106              1,758
                                                    -------            -------
                                                     32,571             23,799

Less accumulated depreciation
   and amortization                                  17,833             13,720
                                                    -------            -------
                                                    $14,738            $10,079
                                                    =======            =======

NOTE E--Acquisitions

In fiscal 1996, 1995 and 1994, the Company completed various acquisitions of dealer territories in the United States, Mexico and Australia. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

The combined cost of the acquisitions which amounted to $750,000, $1,000,000 and $5,800,000 in fiscal 1996, 1995 and 1994, respectively, largely relates to intangible assets which are being amortized using the straight-line method over a period of eight years. Related amortization expense amounted to $1,232,000, $1,006,000 and $797,000 in fiscal 1996, 1995 and 1994, respectively.

KRONOS INCORPORATED


NOTE E--Acquisitions--(continued)

Certain   acquisition   agreements  contain  provisions  for  making  additional
payments, if specified minimum revenue requirements are met, to former shareholders of the acquired companies who have not continued employment with the Company. These provisions expire during fiscal years 1998 and 1999. Amounts earned under the terms of the agreements are recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired. During fiscal 1996 and 1995, $903,000 and $428,000 of such payments were made.


NOTE F--Deferred Software Development Costs

Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale.

The unamortized portion of capitalized software development costs included in other assets amounted to $5,259,000 and $3,361,000 at September 30, 1996 and 1995, respectively. Amortization of capitalized software development costs amounted to $2,115,000, $1,481,000 and $986,000 in fiscal 1996, 1995 and 1994, respectively. Total research and development expenses charged to operations amounted to $9,299,000, $5,060,000 and $3,506,000 in fiscal 1996, 1995 and 1994, respectively.


NOTE G--Credit Arrangements

The Company maintains a credit agreement, expiring June 1, 1998, providing unsecured borrowings up to $3,000,000. Borrowings under the agreement bear interest at the bank's prime rate or, with the consent of the bank, the London Inter-bank Offered Rate ("LIBOR").

The agreement contains restrictive covenants including the maintenance of a minimum amount of tangible net worth and specific financial statement ratios. There were no borrowings on the line of credit during the three year period ended September 30, 1996.

KRONOS INCORPORATED


NOTE H--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term capital and operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

Fiscal Year
-------------------------------------------------------------------------
1997 ....................................                       $5,258
1998 ....................................                        4,610
1999 ....................................                        3,870
2000 ....................................                        2,661
2001 ....................................                        1,447
Thereafter ..............................                        3,110
                                                               -------
                                                               $20,956
                                                               =======

Rent expense was $5,756,000, $4,478,000 and $4,083,000  in fiscal 1996, 1995 and 1994, respectively.


NOTE I--Capital Stock

The Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of Preferred Stock, $1.00 par value per share, in one or more series, each of such series to have such preferences, voting powers (up to 10 votes per share), qualifications, and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such Preferred Stock.

On November 17, 1995, the Company's Board of Directors adopted a Rights Agreement. Under the Agreement, the Company distributed to stockholders a dividend of one Right for each outstanding share of Common Stock. Each Right initially represents the right to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $236, subject to adjustment. The Company reserved 12,500 shares of its Preferred Stock for issuance under the agreement. The Rights may be exercised, in whole or in part, only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 25% or more of the Company's Common Stock. When exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase for an amount equal to the then current exercise price, in lieu of preferred stock, a number of shares of the Company's Common Stock having a market value of twice the Right's exercise price. In

KRONOS INCORPORATED


NOTE I--Capital Stock--(continued)

addition, when exercisable, the Company may exchange the Rights, in whole or in part, at an exchange ratio of one share of Common Stock or one one-thousandth of a share of Preferred Stock per Right. In the event that the Company is acquired in a merger or other business combination, the Rights would entitle the stockholders (other than the acquirer) to purchase securities of the surviving company at a similar discount. Until they become exercisable, the Rights will be evidenced by the Common Stock certificates and will be transferred only with such certificates.

Under the Agreement, the Company can redeem all outstanding Rights at $.01 per right at any time until the tenth day following the public announcement that a 20% beneficial ownership position has been acquired or the Company has been acquired in a merger or other business combination. The Rights will expire on November 17, 2005.

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


NOTE J--Employee Benefit Plans

Stock Option Plans

The 1992 Equity Incentive Plan enables the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options, stock appreciation rights, restricted or unrestricted stock awards, deferred stock awards and performance awards, as defined in the Plan. During fiscal 1996, 1995 and 1994, the Company granted under the Plan stock options to purchase 190,400, 180,150 and 178,725 shares , respectively, of Common Stock at a purchase price equal to the fair value of the Common Stock at the date of grant. No other awards were made under the Plan through September 30, 1996.

KRONOS INCORPORATED

NOTE J--Employee Benefit Plans--(continued)

The Company also has several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options may be granted under these plans.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 1996. At September 30, 1996, options to purchase 312,896 shares were exercisable.

                                                             Number of Shares           Exercise Price Per Share
-------------------------------------------------------- -------------------------- ----------------------------------
Outstanding at
   October 1, 1993                                                       751,923                      $0.22 -$13.67
   Granted                                                               178,725                      10.33 - 11.33
   Exercised                                                             (63,893)                      0.22 -  8.00
   Canceled                                                              (16,414)                      0.22 - 13.67
                                                                         --------                    --------------
Outstanding at
   September 30, 1994                                                    850,341                       0.22 - 13.67
   Granted                                                               180,150                      13.50 - 23.33
   Exercised                                                            (239,664)                      0.22 - 13.67
   Canceled                                                              (21,432)                      0.22 - 13.67
                                                                         --------                    --------------
Outstanding at
   September 30, 1995                                                    769,395                       0.22 - 23.33
   Granted                                                               190,400                      27.00 - 34.50
   Exercised                                                            (160,727)                      0.22 - 20.33
   Canceled                                                              (41,214)                      0.22 - 32.50
                                                                         --------                    --------------
Outstanding at
   September 30, 1996                                                    757,854                     $0.22 - $34.50
                                                                         ========                    ==============

Stock Purchase Plan

In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $3,000 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six month option period. During fiscal 1996, 39,763 shares were issued to employees at prices ranging from $21.04 to $26.92 per share.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

Defined Contribution Plan

The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Total expense under the plan was $777,000, $501,000 and $369,000 in fiscal 1996, 1995 and 1994, respectively.


NOTE K--Income Taxes

The provision for income taxes consists of the following (in thousands):

                                                                           Year Ended September 30,
                                                              ---------------------------------------------------
                                                                   1996              1995             1994
------------------------------------------------------------- ---------------- ----------------- ----------------
Current:
     Federal                                                         $5,566            $4,984           $1,965
     State                                                              951               835              357
     Foreign                                                             31
                                                                     ------            ------           ------
                                                                      6,548             5,819            2,322

Deferred:
     Federal                                                            654              (555)             541
     State                                                               72               (81)              80
                                                                        726              (636)             621
                                                                     ------            ------           ------
                                                                     $7,274            $5,183           $2,943
                                                                     ======            ======           ======

At September 30, 1996, a total of 1,598,767 shares of Common Stock were reserved for issuance. Included in this amount are 1,163,467 shares for the 1992 Equity Incentive Plan, 235,946 shares for the Employee Stock Purchase Plan and 199,354 shares for the various stock option plans adopted in the period 1979 through 1987.

KRONOS INCORPORATED


NOTE K--Income Taxes--(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has determined that recognition of the deferred tax asset resulting from net operating loss carryforwards of foreign subsidiaries does not meet the "more likely than not" criteria of the Standard and, therefore, has provided a valuation allowance for related future tax benefits. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                          September 30,
                                                                                 -------------------------------
                                                                                      1996            1995
------------------------------------------------------------------------------------------------ ---------------
    Deferred tax assets:
       Inventory reserves                                                             $   492         $   424
       Accounts receivable reserves                                                       370             359
       Accrued expenses                                                                 2,264           1,663
       Net operating loss carryforwards of
           foreign subsidiaries                                                           694             532
                                                                                      --------        --------
       Total deferred tax assets                                                        3,820           2,978
             Valuation allowance                                                         (694)           (532)
                                                                                      --------        --------
                                                                                        3,126           2,446
    Deferred tax liabilities:
       Capitalized software development costs                                          (2,130)         (1,277)
       Other                                                                             (207)            346
                                                                                      --------        --------

         Net deferred tax assets                                                     $    789          $1,515
                                                                                     ========         ========

The effective tax rate differed from the United States statutory rate as follows:

                                                                             Year ended September 30,
                                                                       1996             1995            1994
---------------------------------------------------------------- --------------- ---------------- ---------------
    Statutory rate                                                         35%           34%            34%
    State income taxes, net of federal
      income tax benefit                                                     4            4              4
    Foreign losses not benefited                                             1
    Use of foreign net operating loss carryforwards                        (1)           (1)
    Income tax credits                                                                   (1)            (1)
    Other                                                                                 2              1
                                                                          ----          ----           ----
                                                                           39%           38%            38%
                                                                          ====          ====           ====



KRONOS INCORPORATED


NOTE K--Income Taxes--(continued)

There were $200,000 and $328,000 of net operating loss carryforwards utilized in fiscal 1996 and 1995. At September 30, 1996, the Company had $1,714,000 of available net operating loss carryforwards from foreign operations which may be used to reduce future income taxes payable in their respective countries. Of these carryforwards, $1,053,000 expire from 1997 through 2003. The remaining carryforwards, totaling $661,000, may be carried forward indefinitely.

The Company made income tax payments of $4,424,000, $4,352,000 and $1,496,000 in fiscal 1996, 1995 and 1994, respectively.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 1996 and 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                 ERNST & YOUNG LLP

Boston, Massachusetts
October 24, 1996



                                                        KRONOS INCORPORATED

                                          SCHEDULE II - Valuation and Qualifying Accounts
                                                          (In thousands)

====================================================================================================================================

                  COL. A                           COL. B                     COL. C                    COL. D            COL. E

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Additions
                                                                  -----------------------------
                                                                                     Charged to
                                                  Balance at      Charged to            Other                           Balance at
                                                  Beginning        Costs and          Accounts-        Deductions-          End
               Description                        of Period        Expenses           Describe          Describe         of Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended September 30, 1994:
   Deducted from asset accounts:
        Allowance for doubtful accounts             $809              $264                               $209      (1)     $864
                                                 ============      ===========       ===========      ============      ============

Year ended September 30, 1995:
   Deducted from asset accounts:
        Allowance for doubtful accounts             $864              $571                               $434      (1)    $1,001
                                                 ============      ===========       ===========      ============      ============

Year ended September 30, 1996:
   Deducted from asset accounts:
        Allowance for doubtful accounts            $1,001             $322                               $336      (1)     $987
                                                 ============      ===========       ===========      ============      ============



(1)  Uncollectible accounts written off, net of recoveries.

                                  Exhibit Index

Exhibit
  No.         Description


 3.1          Articles of Organization of the Registrant, as amended.
 3.2*         Amended and Restated By-laws of the Registrant.
 4*           Specimen Stock Certificate.
10.1*(10)     1986A Stock Option Plan.
10.2(10)      1992 Equity Incentive Plan, as amended and restated.
10.3(4)(10)   1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)       Lease dated November 16, 1993, between Teachers Realty Corporation and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(6)       Lease dated  August 8, 1995  between  Principal  Mutual Life
              Insurance  Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(3)       Loan Agreement dated June 30, 1993 between Fleet Bank of
              Massachusetts, N.A. and the Registrant ("Loan Agreement").
10.6.1(9)     Amendment  dated  June 3, 1996 to Loan  Agreement  dated
              June 30,  1993  between  Fleet  Bank of Massachusetts, N.A. and the Registrant.
10.7(2)(11)   Software License and Support and Hardware Purchase Agreement dated
              April 2, 1993 between ADP, Inc. and the Registrant.
10.7.1(12)    Amendments  dated July 22, 1996 to Software License and Support and Hardware  Purchase  Agreement dated April 2, 1993, between
              ADP, Inc. and the Registrant.
10.8*         Sales Agreement dated  December  6, 1990,  between  Integrated
              Design,  Inc. and the Registrant.
10.8.1(7)     Amendment dated November 2, 1995 to Sales Agreement  dated
              December 6, 1990,  between  Integrated Design, Inc. and the
              Registrant.
10.9(3)(11)   Acquisition  Agreement  dated  November 2, 1993 between  Interboro
              Systems Corporation and the Registrant.
10.10*        Form of Indemnity Agreement entered into among the Registrant and
              Directors of the Registrant.
10.11(1)      Lease dated November 9, 1992, as amended, between John Hancock
              Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.
10.11.1(8)    Amendment  dated  January 1, 1996 to Lease dated  November  9,
              1992,  as  amended,  between  John Hancock  Mutual Life  Insurance
              Company  and the  Registrant, relating to premises leased in
              Waltham, MA.
10.12 (5)     Agreement of Reorganization among Kronos Incorporated; Kronos S/T
              Corporation, ShopTrac Data Collection Systems, Inc., Thomas J.
              O'Malia and Mark J. MacWhirter, dated March 31, 1994.
11            Statement re Computation of Per Share Earnings.
21            Subsidiaries of the Registrant.

Exhibit
  No.         Description


23            Consent of Independent Auditors.
27            Financial Data Schedule.

    * Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 File No. 33-47383.

     (1) Incorporated by reference to the same Exhibit Number in the Company's Form 10-K for the fiscal year ended September 30, 1992.


     (2) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended April 3, 1993.

     (3) Incorporated by reference to the same Exhibit Number in the Company's Form 10-K for the fiscal year ended September 30, 1993.

     (4) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended July 2, 1994.

     (5) Incorporated by reference to Exhibit Number 2.1 in the Company's Form 10-Q for the quarterly period ended July 2, 1994.

     (6) Incorporated by reference to Exhibit 10.13 in the Company's Form 10-K for the fiscal year ended September 30,1995.

     (7) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

     (8) Incorporated by reference to Exhibit Number 10.2 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

     (9) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended June 29, 1996.

Exhibit
  No.         Description


     (10) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

     (11) Confidential treatment was granted for certain portions of this agreement.

     (12) Confidential treatment requested for certain portions of these amendments, which portions have been omitted and filed separately with the Securities and Exchange Commission.