Form 10-Q
period 1996-12-28
KRONOS INC
filed 1997-02-07
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended December 28, 1996

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                       to
                               ---------------------   -------------------------
Commission file number                          0-20109
                               -------------------------------------------------
                                                Kronos Incorporated
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                 Massachusetts                                   04-264094
------------------------------------------------       -------------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

        400 Fifth Avenue,  Waltham,  MA                            02154
--------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                                      (617) 890-3232
--------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)



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

     As of December 31, 1996, 8,159,181 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                              KRONOS INCORPORATED

                                     INDEX



PART I.    FINANCIAL INFORMATION                                           Page

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the Three
               Months Ended December 28, 1996 and December 30, 1995          1

           Condensed Consolidated Balance Sheets at December 28, 1996
               and September 30, 1996                                        2

           Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended December 28, 1996 and December 30, 1995          3

           Notes to Condensed Consolidated Financial Statements              4

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                         5

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                    UNAUDITED

                                                               Three Months Ended
                                                           --------------------------
                                                           December 28,   December 30,
                                                               1996           1995
                                                           -----------    -----------

Net revenues:
      Product ..........................................   $    25,718    $    22,538
      Service ..........................................        11,392          8,929
                                                           -----------    -----------
                                                                37,110         31,467
                                                           -----------    -----------
Cost of sales:
      Product ..........................................         6,415          5,981
      Service ..........................................         7,830          6,540
                                                           -----------    -----------
                                                                14,245         12,521
                                                           -----------    -----------
           Gross profit ................................        22,865         18,946
Expenses:
      Sales and marketing ..............................        13,101         10,409
      Engineering, research and development ............         3,757          2,646
      General and administrative .......................         2,508          2,352
      Other (income) expense, net ......................           (37)            52
                                                           -----------    -----------
                                                                19,329         15,459
                                                           -----------    -----------
           Income before income taxes ..................         3,536          3,487
Provision for income taxes .............................         1,350          1,336
                                                           -----------    -----------
           Net income ..................................   $     2,186    $     2,151
                                                           ===========    ===========


Net income per common share:
      Primary and fully diluted ........................   $      0.26    $      0.26

Average common and common equivalent shares outstanding:
           Primary .....................................     8,371,366      8,281,659
                                                           ===========    ===========
           Fully diluted ...............................     8,397,349      8,296,248
                                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                              KRONOS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                    UNAUDITED

                                                                     December 28,  September 30,
                                                                        1996            1996
                                                                     -----------   -------------
                                         ASSETS
Current assets:
   Cash and equivalents .............................................$    13,587    $    10,795
   Marketable securities ............................................     20,200         21,995
   Accounts receivable, less allowances for doubtful accounts of $977
      at December 28, 1996 and $987 at September 30, 1996 ...........     28,979         30,622
   Inventories ......................................................      4,534          4,149
   Deferred income taxes ............................................      3,025          3,025
   Other current assets .............................................      4,033          3,765
                                                                     -----------    -----------
          Total current assets ......................................     74,358         74,351
Equipment, net ......................................................     15,643         14,738
Excess of cost over net assets of businesses acquired ...............      6,955          7,221
Other assets ........................................................     10,818          8,556
                                                                     -----------    -----------
          Total assets ..............................................$   107,774    $   104,866
                                                                     ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ............................$    10,997    $    11,894
   Accrued compensation .............................................      9,045          8,445
   Federal and state income taxes payable ...........................      1,465          1,367
   Unearned service revenue .........................................     17,492         16,388
                                                                     -----------    -----------
          Total current liabilities .................................     38,999         38,094
Deferred income taxes ...............................................      2,236          2,236
Unearned service revenue ............................................      2,690          2,721
Other liabilities ...................................................        615            717
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
    8,138,645    shares and 8,124,133 shares issued at December 28, 1996 and
    September 30, 1996, respectively ................................         81             81
   Additional paid-in capital .......................................     27,500         27,512
   Retained earnings ................................................     35,959         33,773
   Equity adjustment from translation ...............................      (271)          (251)
   Cost of Treasury Stock (1,196 shares and 583 shares at
      December 28, 1996 and September 30, 1996, respectively) .......       (35)           (17)
                                                                     -----------    -----------
          Total shareholders' equity ................................     63,234         61,098
                                                                     -----------    -----------
          Total liabilities and shareholders' equity ................$   107,774    $   104,866
                                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                              KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                     Three Months Ended
                                                                                   ------------------------
                                                                                 December 28, December 30,
                                                                                     1996        1995
                                                                                   --------    --------

Operating activities:
     Net income ................................................................   $  2,186    $  2,151
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
               Depreciation ....................................................      1,460       1,001
               Amortization of deferred software development costs and
                   excess of cost over net assets of businesses acquired .......      1,022         753
               Changes in certain operating assets and liabilities:
                   Accounts receivable, net ....................................      1,651       1,766
                   Inventories .................................................       (382)        (29)
                   Unearned service revenue ....................................      1,015         988
                   Accounts payable, accrued compensation
                       and other liabilities ...................................        (95)        985
                   Net investment in sales-type leases .........................     (1,810)
               Other ...........................................................       (498)       (458)
                                                                                   --------    --------
                       Net cash and equivalents provided by operating activities      4,549       7,157

Investing activities:
     Purchase of equipment .....................................................     (2,229)     (2,312)
     Capitalization of software development costs ..............................     (1,163)       (705)
     (Increase) decrease in marketable securities ..............................      1,795      (1,975)
     Acquisitions of businesses ................................................       (178)
     Other .....................................................................         (9)        146
                                                                                   --------    --------
                       Net cash and equivalents used in investing activities ...     (1,784)     (4,846)

Financing activities:
     Principal payments under capital leases ...................................        (18)
     Net proceeds from exercise of stock option and employee stock
         purchase plans ........................................................         26         169
                                                                                   --------    --------
                       Net cash and equivalents provided by financing activities         26         151

Effect of exchange rate changes on cash and equivalents ........................          1         (19)
                                                                                   --------    --------
Increase in cash and equivalents ...............................................      2,792       2,443
Cash and equivalents at the beginning of the period ............................     10,795      14,727
                                                                                   --------    --------
Cash and equivalents at the end of the period ..................................   $ 13,587    $ 17,170
                                                                                   ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1996. The results of operations for the three month period ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1996 to permit comparison with fiscal 1997.

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

NOTE C - Inventories

Inventories consist of the following (in thousands):
                                              December 28,       September 30,
                                                 1996                1996
                                         ------------------- -------------------

Finished goods                                   $2,340             $2,148
Work - in - process                                 432                283
Raw materials                                     1,762              1,718
                                         ------------------- -------------------
                                                 $4,534             $4,149
                                         =================== ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Revenues. Revenues for the first quarter of fiscal 1997 amounted to $37.1 million as compared with $31.5 million for the first quarter of the prior year. Revenue growth amounted to 18% and 20% in the first quarters of fiscal 1997 and 1996, respectively. During the quarter, the Company continued the transition of its core products from DOS and Unix platforms to the Windows and client/server environments. In December, an enhanced version of the Company's time and attendance Windows product was released for distribution. Due to the timing of that product release, there was no significant impact on revenues in the quarter. The Company anticipates releasing an enhanced version of its time and attendance product in the client/server environment in the second quarter as well as enhanced versions of its time and attendance product in both the client/server and Windows environment throughout fiscal 1997. Revenue growth in fiscal 1997 will depend in part on the commercial success of its Windows and client/server versions of its time and attendance product. Product revenues for the quarter increased 14% to $25.7 million principally driven by customer demand. Service revenues for the quarter increased 28% to $11.4 million. The growth in service revenues reflects increases in maintenance revenue from expansion of the installed base as well as an increase in the level of services accompanying the sale of new products.

       Gross Profit. Gross profit as a percentage of revenues was 62% in the first quarter of fiscal 1997 as compared with 60% in the first quarter of the prior year. The improvement in gross profit was evidenced in both product and service gross profit. Product gross profit increased to 75% in the quarter from 73% in the first quarter of the prior year. The improvement in product gross profit in the first quarter of fiscal 1997 is principally attributable to the Company's ability to decrease the per unit product cost of the hardware component of its systems. Service gross profit increased to 31% in the first quarter of fiscal 1997 from 27% in the first quarter of the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues. The Company has been able to absorb the increase in service volume without a proportionate increase in service expenses, favorably impacting gross margins. This has been accomplished by the implementation of programs which focus on revenue enhancement for services provided, as well as improved efficiency in the delivery of such services.

       Expenses. Expenses as a percentage of revenues were 52% in the first quarter of fiscal 1997 as compared with 49% in the first quarter of the prior year. Sales and marketing expenses as a percentage of revenues increased to 35% in the first quarter of fiscal 1997 from 33% in the first quarter of the prior year. The increase in sales and marketing expenses as a percentage of revenues is a result of the Company's investment in its international direct sales organization and corporate marketing organization.

       Engineering, research and development expenses increased as a percentage of revenues to 10% in the first quarter of fiscal 1997 as compared with 8% in the first quarter of the prior year. The growth in engineering, research and development expenses as a percentage of revenues results primarily from the Company's continuing development of new products. Expenses of $3.8 million and $2.6 million in the first quarter of fiscal 1997 and 1996 are net of capitalized software development costs of $1.2 million and $.7 million, respectively.

       General and administrative expenses as a percentage of revenues amounted to 7% for all periods presented. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is partially offset by interest income earned on its investments.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 38% in the first quarters of both fiscal 1997 and 1996. The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in aggregate, to the consolidated results of operations.


Liquidity and Capital Resources

       Working capital as of December 28, 1996, amounted to $35.4 million as compared with $36.3 million at September 30, 1996. As of those dates, cash and equivalents and marketable securities amounted to $33.8 million and $32.8 million, respectively. Cash generated from operations decreased to $4.6 million in the first quarter of fiscal 1997 from $7.2 million in the first quarter of the prior year, principally due to the Company's investment in its internal customer lease program. The Company's investment in equipment in the quarter was comparable to its investment in the first quarter of the prior year.

       Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs over the remainder of its fiscal year with existing cash and equivalents together with internally generated cash. The Company recently decided to cancel its committed bank line of credit of $3.0 million, in light of the Company's available cash and equivalents. The Company has replaced the line of credit with an informal $3.0 million credit facility in which the bank may offer credit to the Company at the bank's discretion.

Certain Factors That May Affect Future Operating Results

         The Company's actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors, including the potential fluctuations in quarterly results, timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, the ability to attract and retain sufficient technical personnel, the dependence on alternate distribution channels, and the dependence on the Company's time and attendance product line and on key vendors, as further described below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, which factors are specifically incorporated by reference herein.

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

         Product Development and Technological Change. The markets for time and attendance and data collection systems are characterized by continual change and improvement in computer software and hardware technology. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company is transitioning its product offerings from DOS and Unix platforms to the Windows and client/server environments. The Company's revenue growth and results of operations in fiscal 1997 will depend in part on the success of this product transition.

         Competition. The time and attendance and data collection industries are highly competitive. Competition is increasing as competitors in related industries, such as human resources and payroll, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

          10.1 Amendment dated October 11, 1996 to Lease dated November 6, 1992, as amended, between John Hancock Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.

          10.2 Fleet Bank Letter Agreement and Promissory Note dated January 1, 1997 relating to amendment of $3,000,000 credit facility.

          11     Statement re: Computation of Per Share Earnings

          27     Financial Data Schedule

          (b)    Reports on Form 8-K

                 There were no reports on Form 8-K filed during the fiscal quarter ended December 28, 1996.

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

                                                KRONOS INCORPORATED



                                                By   /s/   Paul A. Lacy
                                                           Paul A. Lacy
                                                     Vice President of Finance
                                                       and Administration
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)





February 7, 1997

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



     Exhibit
     Number        Description


      10.1 Amendment dated October 11, 1996 to Lease dated November 6, 1992, as amended, between John Hancock Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.

      10.2 Fleet Bank Letter Agreement and Promissory Note dated January 1, 1997 relating to amendment of $3,000,000 credit facility.

      11           Statement re: Computation of Per Share Earnings

      27           Financial Data Schedule