Form 10-Q
period 1997-03-29
KRONOS INC
filed 1997-05-13
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 29, 1997

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                      to
                              ---------------------    -------------------------
Commission file number               0-20109
                      ----------------------------------------------------------
                                     Kronos Incorporated
--------------------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

         Massachusetts                                          04-2640942
----------------------------------                   ---------------------------
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

     As of March 31, 1997, 8,204,572 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                              KRONOS INCORPORATED

                                     INDEX


PART I.      FINANCIAL INFORMATION                                      Page

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Statements of Income for the Three
                    Months and Six Months Ended March 29, 1997 and
                    March 30, 1996                                        1

             Condensed Consolidated Balance Sheets at March 29, 1997
                    and September 30, 1996                                2

             Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended March 29, 1997 and March 30, 1996        3

             Notes to Condensed Consolidated Financial Statements         4

Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                             5

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                  Three Months Ended                 Six Months Ended
                                              ---------------------------    ------------------------------
                                                March 29,        March 30,     March 29,      March 30,
                                                  1997            1996           1997           1996
                                              --------------  ------------   --------------  --------------
Net revenues:

     Product ..............................   $    26,121    $    23,236   $    51,839    $    45,774
     Service ..............................        13,282          9,866        24,674         18,795
                                              -----------    -----------   -----------    -----------
                                                   39,403         33,102        76,513         64,569
Cost of sales:
     Product ..............................         7,041          6,321        13,456         12,302
     Service ..............................         8,622          6,797        16,452         13,337
                                              -----------    -----------   -----------    -----------
                                                   15,663         13,118        29,908         25,639
                                              -----------    -----------   -----------    -----------
          Gross profit ....................        23,740         19,984        46,605         38,930
Expenses:
     Sales and marketing ..................        14,158         10,828        27,259         21,237
     Engineering, research and development          4,034          2,856         7,791          5,502
     General and administrative ...........         2,745          2,406         5,253          4,758
     Other (income) expense, net ..........           (75)            61          (112)           113
                                              -----------    -----------   -----------    -----------
                                                   20,862         16,151        40,191         31,610
                                              -----------    -----------   -----------    -----------
          Income before income taxes ......         2,878          3,833         6,414          7,320
Provision for income taxes ................         1,099          1,468         2,449          2,804
                                              -----------    -----------   -----------    -----------
          Net income ......................   $     1,779    $     2,365   $     3,965    $     4,516
                                              ===========    ===========   ===========    ===========


Net income per common share:
     Primary and fully diluted ............   $      0.21    $      0.28   $      0.47    $      0.54

Average common and common equivalent shares
     outstanding:
          Primary .........................     8,439,616      8,319,500     8,405,492      8,300,580
                                              ===========    ===========   ===========    ===========
          Fully diluted ...................     8,439,627      8,319,500     8,418,489      8,300,580
                                              ===========    ===========   ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                               March 29,    September 30,
                                                                                 1997           1996
                                                                               -----------  -------------
                                         ASSETS
Current assets:
   Cash and equivalents ....................................................   $  14,306    $  10,795
   Marketable securities ...................................................      18,200       21,995
   Accounts receivable, less allowances for doubtful accounts of $907
      at March 29, 1997 and $987 at September 30, 1996 .....................      29,674       30,622
   Inventories .............................................................       4,832        4,149
   Deferred income taxes ...................................................       3,025        3,025
   Other current assets ....................................................       4,304        3,765
                                                                               ---------    ---------
          Total current assets .............................................      74,341       74,351
Equipment, net .............................................................      16,980       14,738
Excess of cost over net assets of businesses acquired ......................       6,786        7,221
Other assets ...............................................................      12,284        8,556
                                                                               ---------    ---------
          Total assets .....................................................   $ 110,391    $ 104,866
                                                                               =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................   $  12,328    $  11,894
   Accrued compensation ....................................................       6,831        8,445
   Federal and state income taxes payable ..................................         654        1,367
   Unearned service revenue ................................................      19,067       16,388
                                                                               ---------    ---------
          Total current liabilities ........................................      38,880       38,094
Deferred income taxes ......................................................       2,236        2,236
Unearned service revenue ...................................................       2,806        2,721
Other liabilities ..........................................................         592          717
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
     8,205,350 shares and 8,124,133 shares issued at March 29, 1997 and
      September 30, 1996, respectively .....................................          82           81
   Additional paid-in capital ..............................................      28,375       27,512
   Retained earnings .......................................................      37,737       33,773
   Equity adjustment from translation ......................................        (293)        (251)
   Cost of Treasury Stock  (778 shares and 583
      shares at March 29, 1997 and September 30, 1996, respectively) .......         (24)         (17)
                                                                               ---------    ---------
          Total shareholders' equity .......................................      65,877       61,098
                                                                               ---------    ---------
          Total liabilities and shareholders' equity .......................   $ 110,391    $ 104,866
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                 Six Months Ended
                                                                               ----------------------
                                                                               March 29,    March 30,
                                                                                 1997         1996
                                                                               ---------    ---------

  Operating activities:
     Net income ............................................................   $  3,965    $  4,516
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ..................................................      3,020       2,155
             Amortization of deferred software development costs and
                excess of cost over net assets of businesses acquired ......      2,179       1,562
             Changes in certain operating assets and liabilities:
                Accounts receivable, net ...................................        932       1,885
                Inventories ................................................       (687)        (13)
                Unearned service revenue ...................................      2,689       2,968
                Accounts payable, accrued compensation
                   and other liabilities ...................................     (1,690)        685
                Net investment in sales-type leases ........................     (2,676)       (756)
             Other .........................................................       (844)       (403)
                                                                               --------    --------
                   Net cash and equivalents provided by operating activities      6,888      12,599

Investing activities:
     Purchase of equipment .................................................     (5,177)     (4,905)
     Capitalization of software development costs ..........................     (2,552)     (1,537)
     (Increase) decrease in marketable securities ..........................      3,795      (3,675)
     Acquisitions of businsesses ...........................................       (422)       (339)
     Other .................................................................         (5)        164
                                                                               --------    --------
                   Net cash and equivalents used in investing activities ...     (4,361)    (10,292)

Financing activities:
     Net proceeds from exercise of stock option and employee stock .........        889
        purchase plans
     Other .................................................................       --           (20)
                                                                               --------    --------
                   Net cash and equivalents provided by financing activities        968         869

Effect of exchange rate changes on cash and equivalents ....................         16         (24)
                                                                               --------    --------
Increase in cash and equivalents ...........................................      3,511       3,152
Cash and equivalents at the beginning of the period ........................     10,795      17,727
                                                                               --------    --------
Cash and equivalents at the end of the period ..............................   $ 14,306    $ 20,879
                                                                               ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1996. The results of operations for the three and six month periods ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1996 to permit comparison with fiscal 1997.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first and fourth quarters of each fiscal year may vary slightly from year to year. The second and third quarters of each fiscalyear will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Inventories

Inventories consist of the following (in thousands):
                                             March 29,         September 30,
                                                1997                1996
                                         ------------------- -------------------

Finished goods                                $2,584             $2,148
Work - in - process                              289                283
Raw materials                                  1,959              1,718
                                         ------------------- -------------------
                                              $4,832             $4,149
                                         =================== ===================

NOTE D - Financial Accounting Standards Board Statement No. 128, Earnings per
               Share

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of approximately $.01 per share for the three month periods ended March 29, 1997 and March 30, 1996, respectively, and approximately $.03 per share and $.02 per share for the six month periods ended March 29, 1997 and March 30, 1996, respectively. The impact of Statement 128 on the calculation of diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Revenues. Revenues for the second quarter of fiscal 1997 amounted to $39.4 million as compared with $33.1 million for the second quarter of the prior year. Revenues for the first six months of fiscal 1996 were $76.5 million as compared with $64.6 million for the first six months of the prior year. Revenue growth of 19% and 18% in the three and six month periods ended March 29, 1997, respectively, increased from 13% and 17% for comparable periods of the prior year.

       Product revenues for the second quarter of fiscal 1997 amounted to $26.1 million as compared with $23.2 million for the second quarter of the prior year. Product revenues for the first six months of fiscal 1997 were $51.8 million as compared with $45.8 million for the first six months of the prior year. Product revenue growth of 12% for the second quarter of fiscal 1997 increased from 9% for the comparable period of the prior year. Product revenue growth was 13% in each of the six month periods ended March 29, 1997 and March 30, 1996. The growth in product revenues in the three and six month periods ended March 29, 1997 was principally driven by customer demand. While revenues increased over comparable periods of the prior year, the growth rate was below management's expectations. The shortfall in revenue growth from management's expectations is attributable to a variety of factors, the most significant of which includes the impact of recent product transitions and less than anticipated sales volume in the international and government and education markets. During the quarter the Company continued its transition of its core products from DOS and UNIX platforms to the Windows and client/server environments. Sales of the Company's client/server product to the manufacturing sector were below expectations due to a longer than anticipated sales cycle as a result of the complexity and size of these transactions. Sales in both the government and education and international markets also fell short of expectations. Sales to these markets may vary from quarter to quarter as the Company invests in these markets by building the infrastructure necessary to support future growth. Revenue growth over the remainder of fiscal 1997 will depend in part on the commercial success of the Company's Windows and client/server versions of its time and attendance products as well as its penetration into the international and government and education markets.

       Service revenues for the second quarter of fiscal 1997 amounted to $13.3 million as compared with $9.9 million for the second quarter of the prior year. Service revenues for the first six months of fiscal 1997 were $24.7 million as compared with $18.8 million for the first six months of the prior year. Service revenue growth of 35% and 31% in the three and six month periods ended March 29, 1997, respectively, increased from 26% in each of the comparable periods of the prior year. The growth in service revenues in the three and six month periods ended March 29, 1997 reflects an increase in maintenance revenue from expansion of the installed base. The Company also continued its efforts to increase revenue arising from maintenance and professional services. This effort has led to an increase in the level of maintenance contracts and professional services accompanying new sales as well as services sold to existing customers.

       Gross Profit. Gross profit as a percentage of revenues was 62% in the second quarter of fiscal 1997 as compared with 60% in the second quarter of the prior year. Gross profit as a percentage of revenues for the first six months of fiscal 1997 was 61% as compared with 60% for the first six months of fiscal 1996.

       Product gross profit as a percentage of revenues was 73% in the quarter, consistent with the prior year. Product gross profit increased slightly to 74% in the first six months of fiscal 1997 from 73% in the first six months of the prior year. Service gross profit as a percentage of revenues increased to 35% in the second quarter of fiscal 1997 from 31% in the second quarter of the prior year. Service gross profit increased to 33% for the first six months of fiscal 1997 from 29% in the first six months of the prior year. The increase in service gross profit in the three and six month periods ended March 29, 1997 is primarily attributable to growth in service revenues without a proportionate increase in service expenses. The Company has continued to realize the benefits of its service revenue enhancement programs, as well as improved efficiency in the delivery of services.

       Expenses. Total operating expenses as a percentage of revenues were 53% for the second quarter and six month period ended March 29, 1997 as compared to 49% for comparable periods in the prior year. The increase in expenses as a percentage of revenues results from lower than expected revenues, as well as investments made in the Company's international operations, government and education division and in engineering.

       Sales and marketing expenses as a percentage of revenues increased to 36% in the three and six month periods ended March 29, 1997 from 33% in the comparable periods of the prior year. The increase in sales and marketing expenses as a percentage of revenues is a result of the Company's investment in its international sales organization, including providing corporate support resources and investing in its direct subsidiary operations, as well as the Company's investment in the government and education division. The Company believes such investments are necessary to penetrate these markets successfully.

       Engineering, research and development expenses as a percentage of revenues increased to 10% in the second quarter and six month period ended March 29, 1997 as compared with 9% in the second quarter and six month period of the prior year. The growth in engineering, research and development expenses as a percentage of revenues results from the development of new products primarily in the Windows and client/server environments. Expenses of $4.0 million and $2.9 million in the second quarter of fiscal 1997 and 1996 are net of capitalized software development costs of $1.4 million and $.8 million, respectively. Expenses of $7.8 million and $5.5 million in the first six months of fiscal 1997 and 1996 are net of capitalized software development costs of $2.6 million and $1.5 million, respectively. The growth in spending on capitalized software development costs principally reflects enhancements of products released in the past three quarters.

       General and administrative expenses as a percentage of revenues amounted to 7% for all periods presented. Other (income) expense amounted to less than 1% for all periods presented. Other (income) expense is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments.

         Income Taxes. The provision for income taxes as a percentage of pretax income was 38% for all periods presented The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in aggregate, to the consolidated results of operations.


Liquidity and Capital Resources

       Working capital as of March 29, 1997, amounted to $35.5 million as compared with $36.3 million at September 30, 1996. As of those dates, cash and equivalents and marketable securities amounted to $32.5 million and $32.8 million, respectively. Cash generated from operations decreased to $6.9 million in the first six months of fiscal 1997 from $12.6 million in the first six months of the prior year. The decrease in cash generated from operations is principally due to changes in working capital items, primarily the Company's investment in its internal lease program and a reduction in compensation and income tax related obligations. The Company's investment in equipment in the first six months of fiscal 1997 was comparable to its investment in the first six months of the prior year.

       Cash generated from operations, together with the Company's other financial resources, was sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs over the remainder of its fiscal year with existing cash and equivalents together with internally generated cash. The Company also has an informal $3.0 million credit facility in which the bank may offer credit to the Company at the bank's discretion. No amounts were outstanding under the credit facility as of March 29, 1997.

         On April 16, 1997, the Company announced that its Board of Directors had approved a stock repurchase program covering up to 500,000 shares of the Company's common stock. The Company intends to use the shares for issuance under its employee stock purchase and stock option plans.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The 1997 Annual Meeting of Stockholders of Kronos Incorporated was held on January 31, 1997.

         (b)   At the Annual Meeting, W. Patrick Decker was elected as a
               Class II Director for a three-year term expiring in 2000. In addition, the Directors whose terms of office continue after the meeting are two Class I Directors: Messrs. D. Bradley McWilliams and Lawrence Portner and three Class III Directors:
               Messrs. Mark S. Ain, Richard Dumler and Samuel Rubinovitz.
               The tabulation of votes for the Director nominee was as follows:

                                              FOR       WITHHELD
               W. Patrick Decker            7,521,335     6,575

         (c)   The other item voted upon at the meeting was as follows:

                                                                        BROKER
                                            FOR      AGAINST  ABSTAIN  NON-VOTES
         (i)   Ratification of the        7,517,765   3,251    6,894     ----
               selection of Ernst &
               Young LLP

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10    1992 Employee Stock Purchase Plan, as amended and restated

         11    Statement re: Computation of Per Share Earnings

         27    Financial Data Schedule

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the fiscal quarter ended March 29, 1997.

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

                                                    KRONOS INCORPORATED



                                                    By   /s/       Paul A. Lacy
                                                                   Paul A. Lacy
                                                       Vice President of Finance
                                                          and Administration
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)





May 13, 1997

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



     Exhibit
     Number          Description

      10           1992 Employee Stock Purchase Plan, as amended and restated

      11           Statement re: Computation of Per Share Earnings

      27           Financial Data Schedule