Form 10-Q
period 1997-06-28
KRONOS INC
filed 1997-08-11
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 28, 1997

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                        to
                                -------------------         --------------------
Commission file number                           0-20109
                                ------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                                   04-2640942
----------------------------------------      ----------------------------------
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

         As of June 30, 1997, 8,238,118 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I. FINANCIAL INFORMATION                                               Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income for the Three
            Months and Nine Months Ended June 28, 1997 and June 29, 1996       1

        Condensed Consolidated Balance Sheets at June 28, 1997
            and September 30, 1996                                             2

        Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended June 28, 1997 and June 29, 1996                       3

        Notes to Condensed Consolidated Financial Statements                   4

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              6

PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                                     KRONOS INCORPORATED
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except share and per share amounts)
                                                          UNAUDITED

                                                               Three Months Ended            Nine Months Ended
                                                           -------------------------    --------------------------
                                                             June 28,      June 29,       June 28,       June 29,
                                                               1997          1996           1997           1996
                                                           -----------   -----------    -----------    -----------
Net revenues:
     Product ...........................................   $    29,106   $    25,018    $    80,945    $    70,792
     Service ...........................................        14,193        11,232         38,867         30,027
                                                           -----------   -----------    -----------    -----------
                                                                43,299        36,250        119,812        100,819
Cost of sales:
     Product ...........................................         7,964         6,595         21,420         18,897
     Service ...........................................         9,080         7,229         25,532         20,566
                                                           -----------   -----------    -----------    -----------
                                                                17,044        13,824         46,952         39,463
                                                           -----------   -----------    -----------    -----------
          Gross profit .................................        26,255        22,426         72,860         61,356
Expenses:
     Sales and marketing ...............................        15,450        11,896         42,709         33,133
     Engineering, research and development .............         3,790         3,197         11,581          8,699
     General and administrative ........................         2,905         2,572          8,158          7,330
     Other (income) expense, net .......................            10           (28)          (102)            85
                                                           -----------   -----------    -----------    -----------
                                                                22,155        17,637         62,346         49,247
                                                           -----------   -----------    -----------    -----------
          Income before income taxes ...................         4,100         4,789         10,514         12,109
Provision for income taxes .............................         1,567         1,835          4,016          4,639
                                                           -----------   -----------    -----------    -----------
          Net income ...................................   $     2,533   $     2,954    $     6,498    $     7,470
                                                           ===========   ===========    ===========    ===========


Net income per common share:
     Primary and fully diluted .........................   $      0.30   $      0.35    $      0.77    $      0.90

Average common and common equivalent shares outstanding:
          Primary ......................................     8,400,771     8,351,419      8,403,917      8,317,527
                                                           ===========   ===========    ===========    ===========
          Fully diluted ................................     8,400,787     8,380,359      8,412,587      8,332,036
                                                           ===========   ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.



                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share and per share amounts)
                                                         UNAUDITED

                                                                                June 28,  September 30,
                                                                                  1997         1996
                                                                               ---------    ---------

                                         ASSETS
Current assets:
   Cash and equivalents ....................................................   $  15,235    $  10,795
   Marketable securities ...................................................      20,025       21,995
   Accounts receivable, less allowances for doubtful accounts of $944
      at June 28, 1997 and $987 at September 30, 1996 ......................      32,585       30,622
   Inventories .............................................................       5,366        4,149
   Deferred income taxes ...................................................       3,025        3,025
   Other current assets ....................................................       5,812        3,765
                                                                               ---------    ---------
          Total current assets .............................................      82,048       74,351
Equipment, net .............................................................      17,643       14,738
Excess of cost over net assets of businesses acquired ......................       7,985        7,221
Other assets ...............................................................      10,887        8,556
                                                                               ---------    ---------
          Total assets .....................................................   $ 118,563    $ 104,866
                                                                               =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................   $  14,291    $  11,894
   Accrued compensation ....................................................       9,028        8,445
   Federal and state income taxes payable ..................................       1,447        1,367
   Unearned service revenue ................................................      19,636       16,388
                                                                               ---------    ---------
          Total current liabilities ........................................      44,402       38,094
Deferred income taxes ......................................................       2,236        2,236
Unearned service revenue ...................................................       2,865        2,802
Other liabilities ..........................................................         548          636
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
    8,215,181 shares and 8,124,133 shares issued at June 28, 1997 and
      September 30, 1996, respectively .....................................          82           81
   Additional paid-in capital ..............................................      28,435       27,512
   Retained earnings .......................................................      40,272       33,773
   Equity adjustment from translation ......................................        (277)        (251)
   Cost of Treasury Stock  (0 shares and 583
      shares at June 28, 1997 and September 30, 1996, respectively) ........         --           (17)
                                                                               ---------    ---------
          Total shareholders' equity .......................................      68,512       61,098
                                                                               ---------    ---------
          Total liabilities and shareholders' equity .......................   $ 118,563    $ 104,866
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


                                      KRONOS INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            UNAUDITED

                                                                                 Nine Months Ended
                                                                               --------------------
                                                                               June 28,    June 29,
                                                                                 1997        1996
                                                                               --------    --------

Operating activities:
     Net income ............................................................   $  6,498    $  7,470
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ..................................................      4,636       3,392
             Amortization of deferred software development costs and
                excess of cost over net assets of businesses acquired ......      3,401       2,400
             Changes in certain operating assets and liabilities:
                Accounts receivable, net ...................................     (1,942)      1,752
                Inventories ................................................     (1,210)       (265)
                Unearned service revenue ...................................      3,332       3,720
                Accounts payable, accrued compensation
                   and other liabilities ...................................      2,821       4,189
                Net investment in sales-type leases ........................     (2,991)     (2,806)
             Other .........................................................       (381)       (795)
                                                                               --------    --------
                   Net cash and equivalents provided by operating activities     14,164      19,057

Investing activities:
     Purchase of equipment .................................................     (7,534)     (7,220)
     Capitalization of software development costs ..........................     (3,877)     (2,703)
     (Increase) decrease in marketable securities ..........................      1,970     (12,793)
     Acquisitions of businsesses ...........................................     (1,276)       (727)
     Other .................................................................         (7)       (217)
                                                                               --------    --------
                   Net cash and equivalents used in investing activities ...    (10,724)    (23,660)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
        purchase plans .....................................................        996       1,027
     Other .................................................................         --         (22)
                                                                               --------    --------
                   Net cash and equivalents provided by financing activities        996       1,005

Effect of exchange rate changes on cash and equivalents ....................          4         (24)
                                                                               --------    --------
Increase (decrease) in cash and equivalents ................................      4,440      (3,622)
Cash and equivalents at the beginning of the period ........................     10,795      14,727
                                                                               --------    --------
Cash and equivalents at the end of the period ..............................   $ 15,235    $ 11,105
                                                                               ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1996. The results of operations for the three and nine month periods ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1996 to permit comparison with fiscal 1997.

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

NOTE C - Inventories

Inventories consist of the following (in thousands):
                                             June 28,         September 30,
                                               1997                1996
                                       ------------------- -------------------
Finished goods                                $3,158             $2,148
Work - in - process                              437                283
Raw materials                                  1,770              1,718
                                       ------------------- -------------------
                                              $5,366             $4,149
                                       =================== ===================

NOTE D - Financial Accounting Standards Board Statement No. 128, Earnings per
               Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of approximately $.01 per share and $.02 per share for the three month periods ended June 28, 1997 and June 29, 1996, respectively, and approximately $.02 per share and $.03 per share for the nine month periods ended June 28, 1997 and June 29, 1996, respectively. The impact of Statement 128 on the calculation of diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Revenues. Revenues for the third quarter of fiscal 1997 amounted to $43.3 million as compared with $36.3 million for the third quarter of the prior year. Revenues for the first nine months of fiscal 1997 were $119.8 million as compared with $100.8 million for the first nine months of the prior year. Revenue growth of 19% in the three and nine month periods ended June 28, 1997, respectively, increased from 17% for each of the comparable periods of the prior year. The growth in revenues in the three and nine month periods ended June 28, 1997 was principally driven by customer demand. The Company is continuing its transition of its core products from DOS and UNIX platforms to the Windows and client/server environments and anticipates that revenue growth for fiscal year 1997 will approximate the growth rate experienced in fiscal year 1996. Revenue growth in the fourth quarter of fiscal 1997 will depend in part on the commercial success of the Company's Windows and client/server versions of its time and attendance products as well as its continued penetration into the international and government and education markets.

       Product revenues for the third quarter of fiscal 1997 amounted to $29.1 million as compared with $25.0 million for the third quarter of the prior year. Product revenues for the first nine months of fiscal 1997 were $80.9 million as compared with $70.8 million for the first nine months of the prior year. Product revenue growth of 16% and 14% in the three and nine month periods ended June 28, 1997, respectively, increased from 10% and 12% for comparable periods of the prior year. The increase in revenue growth rate in the third quarter is partially attributable to the unusually low growth rate experienced in the third quarter of fiscal 1996. The Company continued to invest in its corporate marketing and international organizations during the quarter. Sales to the international markets represented approximately 11% of total sales for the quarter as compared to approximately 5% in the third quarter of fiscal 1996. Sales to international markets may vary from quarter to quarter as the Company transitions to its client/server product and invests by building the infrastructure necessary to support future growth.

       Service revenues for the third quarter of fiscal 1997 increased 26% to $14.2 million from $11.2 million for the third quarter of the prior year. Service revenues for the first nine months of fiscal 1997 increased 29% to $38.9 million from $30.0 million for the first nine months of the prior year. The growth in service revenues in the three and nine month periods ended June 28, 1997 reflects an increase in maintenance revenue from expansion of the installed base. The Company also continued its efforts to increase revenue arising from maintenance and professional services. This effort has led to an increase in the level of maintenance contracts and professional services accompanying new sales as well as services sold to existing customers.

       Gross Profit. Gross profit as a percentage of revenues was 61% in the three and nine month periods ended June 28, 1997 as compared with 62% and 61%, respectively, in the comparable periods of the prior year.

       Product gross profit as a percentage of revenues was 73% in the third quarter of fiscal 1997 as compared with 74% in the third quarter of the prior year. Product gross profit was negatively impacted by purchase discounts granted to one of the Company's larger customers. Excluding this transaction, product gross margin in the third quarter of fiscal 1997 would have been 75% which is in the high end of the 73% to 75% range experienced during fiscal 1997. Product gross profit increased slightly to 74% in the first nine months of fiscal 1997 from 73% in the first nine months of the prior year. The increase is primarily attributable to the mix of revenues including a higher proportion of sales from its direct sales force than in the prior year. Revenues from the direct sales force typically generate a higher gross profit than other distribution channels, and as a result, have a favorable impact on product gross margin. Service gross profit as a percentage of revenues was 36% in the third quarter of fiscal 1997, consistent with the prior year. Service gross profit increased to 34% for the first nine months of fiscal 1997 from 32% in the first nine months of the prior year. The increase in service gross profit in the nine month period ended June 28, 1997 is primarily attributable to growth in service revenues without a proportionate increase in service expenses. The Company has continued to realize the benefits of its service revenue enhancement programs, as well as improved efficiency in the delivery of services.

       Expenses. Total operating expenses as a percentage of revenues were 51% and 52% for the three and nine month periods ended June 28, 1997, respectively, as compared to 49% for each of the comparable periods in the prior year. The increase in expenses as a percentage of revenues in the third quarter results from increased spending in the Company's international operations and corporate marketing organization. The increase in expenses as a percentage of revenues in the nine month period ended June 28, 1997 is the result of the same factors as for the quarter, as well as investments in the engineering organization.

       Sales and marketing expenses as a percentage of revenues increased to 36% in the three and nine month periods ended June 28, 1997 from 33% in the comparable periods of the prior year. The increase in sales and marketing expenses as a percentage of revenues is a result of the Company's investment in its international sales organization, including providing corporate support resources and investing in its direct subsidiary operations, as well as increased spending in its corporate marketing organization. The Company believes such spending is necessary to penetrate international and specific industry markets successfully.

       Engineering, research and development expenses as a percentage of revenues were 9% in the three month period ended June 28, 1997, consistent with the same period in the prior year. Engineering, research and development expenses as a percentage of revenues were 10% in the nine month period ended

June 28, 1997 as compared with 9% in the comparable period of the prior year. The growth in engineering, research and development expenses as a percentage of revenues in the nine month period ended June 28, 1997 results from the development of new products primarily in the Windows and client/server environments. Expenses of $3.8 million and $3.2 million in the third quarter of fiscal 1997 and 1996 are net of capitalized software development costs of $1.3 million and $1.2 million, respectively. Expenses of $11.6 million and $8.7 million in the first nine months of fiscal 1997 and 1996 are net of capitalized software development costs of $3.9 million and $2.7 million, respectively. The growth in spending on capitalized software development costs principally reflects enhancements of products released in the past year.

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


Liquidity and Capital Resources

       Working capital as of June 28, 1997, amounted to $37.6 million as compared with $36.3 million at September 30, 1996. As of those dates, cash and equivalents and marketable securities amounted to $35.3 million and $32.8 million, respectively. Cash generated from operations decreased to $14.2 million in the first nine months of fiscal 1997 from $19.1 million in the first nine months of the prior year. The decrease in cash generated from operations is principally due to changes in working capital items, primarily increases in inventories and accounts receivable and a reduction in income tax related obligations. The Company's investment in equipment in the first nine months of fiscal 1997 was comparable to its investment in the first nine months of the prior year.

       Cash generated from operations, together with the Company's other financial resources, was sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs in the fourth quarter of fiscal 1997 with existing cash and equivalents together with internally generated cash. The Company also has an informal $3.0 million credit facility in which the bank may offer credit to the Company at the bank's discretion. No amounts were outstanding under the credit facility as of June 28, 1997.

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

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

                   (a)           Exhibits

                   11            Statement re: Computation of Per Share Earnings

                   27            Financial Data Schedule

                   (b)           Reports on Form 8-K

                                 There were no reports on Form 8-K filed during the fiscal quarter ended June 28, 1997.

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

                                         KRONOS INCORPORATED



                                         By   /s/       Paul A. Lacy
                                                        Paul A. Lacy
                                              Vice President of Finance
                                                and Administration
                                            (Duly Authorized Officer and
                                             Principal Financial Officer)





August 11, 1997

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



     Exhibit
      Number          Description

      11           Statement re: Computation of Per Share Earnings

      27           Financial Data Schedule