Form 10-K
period 1997-09-30
KRONOS INC
filed 1997-12-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended ______________September 30, 1997______________
                                                                 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________________to____________________

Commission file number _______________________0-20109___________________________

_______________________________Kronos Incorporated______________________________
             (Exact name of registrant as specified in its charter)

__________Massachusetts________                         ________04-2640942______
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

________________________400 Fifth Avenue, Waltham____MA_________02154___________
               (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code__(781) 890-3232_______

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

                                  Yes_X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                               Non-Affiliate Voting                Aggregate
     Date                       Shares Outstanding                Market Value
November 28, 1997                    7,342,239                    $229,444,969

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                     Class                  Outstanding Shares
                      Common Stock, $0.01 par
November 28, 1997        value per share                  8,200,183

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's definitive proxy statement dated December 12, 1997 for the Annual Meeting of Stockholders to be held on January 30, 1998 (Part III - Items 10,11,12 and 13).

                                     PART I

Item 1.  Business

         Kronos Incorporated (the "Company" or "Kronos") designs, develops, manufactures and markets time and attendance, labor management and shop floor data collection systems, and application software that enhance productivity in the workplace. The Company's systems, which consist of fully integrated software and intelligent data collection terminals, capture time and task-related information from employees in the workplace utilizing a variety of data collection technologies. The fully integrated software processes the data for a wide range of management activities including time and attendance, scheduling and shop floor labor allocation enabling management the ability to better optimize their labor resources. In fiscal 1997 the Company initiated strategic alliances with third party technology providers such as SAP and Oracle. Revenues generated to date under these alliances have not been material. Kronos(R) also maintains an extensive professional service and technical support organization which provides a suite of maintenance, professional and educational services. The Company was organized in 1977 as a Massachusetts corporation.

Products and Services

         Kronos' products include fully-integrated software, intelligent data collection terminals and related components for time and attendance, labor management and shop floor data collection systems and complementary software designed to expand the functions of its systems. These products are designed for a wide range of businesses and applications from single-user to large multi-site enterprises. In addition, the Company maintains an extensive service and support organization that is responsible for maintaining systems and providing professional and educational services. To date, the majority of the Company's revenues and profits have been derived from its time and attendance systems and related services.

TIME AND ATTENDANCE, WORKFORCE MANAGEMENT AND SHOP FLOOR DATA COLLECTION SYSTEMS

         Kronos' Time and Attendance, Workforce Management and Shop Floor Data Collection systems are designed to operate independently or in conjunction with other Kronos systems, or to interface with third party systems.

         The software incorporated in Kronos' systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve. Currently, the Company offers various releases of its software which run on such popular operating systems as Windows, UNIX, DOS, and VMS. The Company's client/server time and attendance system runs on Windows 95 and Windows NT and supports a variety of standard databases including Oracle, Informix, Microsoft and SQL. In addition, the Company offers an IBM AS/400 based time and attendance package and shop floor data collection package.

         Kronos provides a wide range of data collection options to accommodate various work environments and markets, and to satisfy the price/performance requirements of its customers. The Company manufactures a family of intelligent data collection terminals which collect time and attendance and factory-floor data via keypad, bar code readers, lasers and charged coupled device ("CCD") scanners. Terminal choices include wall-mounted, desk-mounted and hand-held devices which are available in various sizes and models, some of which are designed to operate in harsh environments. The Company also offers desktop computer and telephone based data collection options.

         The Company believes that the functions and features of its time and attendance software and the flexibility of its data collection options provide it with an important advantage over its competition.

Major Systems

         The major systems currently offered by the Company include:

TIME AND ATTENDANCE SYSTEMS. The Company's desktop, workgroup and enterprise Timekeeper(R) and Timekeeper Central(R) systems are designed to reduce payroll preparation time, consistently apply payroll rules, improve labor scheduling and control labor costs. These systems automatically calculate employee hours data according to the payroll policies of the individual customer and are user-configurable. Information is consolidated within a number of standard labor management reports such as absenteeism, tardiness, projected overtime, on-premises, and budget versus actual costs. The Company's client/server system offers open database connectivity and powerful query and reporting tools. The Company's time and attendance systems work in conjunction with a variety of data collection methods described above.

SHOP FLOOR DATA COLLECTION SYSTEMS. The ShopTrac(R) Data Collection System and Timekeeper/AS Labor Data Collection System consist of a suite of software applications and intelligent data collection terminals for use primarily in manufacturing plants. They are designed for discrete manufacturers that build product in a series of operations such as work order-based job shop environments and repetitive manufacturing. The systems capture labor and material data to provide real-time information on labor allocation for the measurement of costs, quality control and the status of work-in-process for communication to ERP (enterprise resource planning), advanced planning and scheduling systems.

WORKFORCE MANAGEMENT SYSTEM. The Workforce Management System is an integrated labor management solution developed for the retail and hospitality markets. It produces detailed employee schedules automatically while balancing labor costs with service goals. It consists of several integrated functions which forecast the level of activity a location can expect by analyzing key business volume indicators and then apply the appropriate work standards to generate the optimum staffing level required for the expected level of business. The core of the system is the Smart Scheduler(TM) module which combines this data along with detailed employee information about skill level, availability, seniority and work preferences to produce a complete and detailed work schedule. This information can be automatically integrated with the Kronos time and attendance system enabling management to evaluate key performance indicators. Together these modules provide a full set of tools to increase productivity, manage labor costs and meet customer service goals.

 Complementary Products

         The Company offers optional application software and other products designed to expand and enhance the range of functions performed by its time and attendance systems. Such products include the following:

KRONOS SCHEDULING MODULE. Software which assists in the process of creating and assigning employee schedules and reports to help managers make labor scheduling decisions.

KRONOS ARCHIVE PROGRAM. Software which automatically performs long-term record keeping by accumulating labor hours, absences, late arrivals, vacation time and wages.

KRONOS CARDSAVER(R) MODULE. Software which automatically saves employee in and out data for wage and hour inquiries, performance reviews or resolving employee grievances.

KRONOS ACCRUALS MODULE. Software which automatically calculates the balances of each employee's available benefit time ensuring that benefit time is administered fairly, consistently and automatically across all classes of employees.

KRONOS ATTENDANCE TRACKER MODULE. Software which systematically records and documents all types of employee absences and provides for attendance and performance data to be reported in detail or summary reports.

TIME BANK MODULE. Software which provides an interface to most major payroll service bureau software and also supports interfaces to major human resources and automated scheduling systems. The Company purchases this product from a third party.

GATEKEEPER(R) MODULE. Software used in access control applications which can restrict access to authorized personnel or allow scheduled access based on schedules in the Timekeeper system.

TELETIME(R) SYSTEM. System which allows customer telephones to serve as data input devices. This product incorporates technology which is licensed from a third party.

IMAGEKEEPER(TM)SYSTEM. System which utilizes high-resolution video imaging to create and store digital photographs and signatures of employees.

Finally, the Company markets a number of other accessories to its products including badges, traditional badge making equipment, time cards, bar code labels and modems.

Services and Support

         Kronos maintains an extensive professional service and technical support organization which provides a suite of maintenance, professional and educational services. These services are designed to support the Company's customers throughout the product life cycle. Maintenance service options are delivered through the Company's centralized Global Support operation or through local service personnel. The Company's professional services include implementation support, technical and business consulting as well as system integration and optimization. The Company's educational services offer a full range of curriculums which are delivered through local training centers or via computer based training courses. When necessary, the Company may also provide software customization services to meet any unique customer requirements.

Marketing and Sales

         Kronos markets and sells its products in the United States and other countries through its direct sales and support organization and through independent dealers. In addition, the Company has a joint marketing agreement with ADP, Inc. ("ADP"). Under the terms of the agreement, ADP markets a proprietary version of the Company's PC-based time and attendance software, together with data collection terminals manufactured by the Company, to both new and existing ADP clients.

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

     o Educate and train sales and service staff as industry specialists.

     Focusing on industry specific divisions permits Kronos to better understand the needs of its customers and to respond quickly to the opportunities presented by these markets.

DIRECT SALES ORGANIZATION

     The Company has 37 direct sales and support offices located in the United States. In addition, the Company has two sales and support offices located in Canada, two in the United Kingdom, one in Mexico, two in South Africa and three in Australia. Each direct sales office covers a defined territory, and has sales and support functions.

     For the fiscal years ended September 30, 1997, 1996 and 1995, the Company's international subsidiaries generated net revenues of $13,635,000, $8,025,000 and $5,598,000, respectively. Total assets at these locations for these periods were $10,675,000, $7,276,000 and $2,868,000, respectively.

DEALERS

     Kronos also markets and sells its products through independent dealers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support, and installation services for Kronos' products. There are presently approximately 35 dealers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. dealers for the years ended September 30, 1997, 1996 and 1995 were $22,742,000, $21,829,000, and $19,459,000, respectively. Kronos also has dealers in Australia, Argentina, Canada, Columbia, Guam, Guatemala, Hong Kong, Lebanon, Malaysia, Mexico, Netherland Antilles, New Zealand, Panama, Phillipines, Puerto Rico, Singapore, Venezuela and the West Indies. Sales to independent international dealers for the years ended September 30, 1997, 1996 and 1995 were $1,809,000, $2,367,000, and $2,508,000, respectively. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.

Customers

     End-users of the Company's products include companies of all sizes from the manufacturing, service, public and private sectors. The Company believes that the dollar amount of backlog is not material to an understanding of its business. Although the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenue in each quarter results from orders received in that quarter.

Product Development

     The Company's product development efforts are focused on enhancing and increasing the performance of its existing products and developing new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. During fiscal 1997, 1996 and 1995, Kronos' engineering, research and development expenses were $15,758,000, $12,730,000 and $8,192,000, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

Competition

     The Company, which operates within the data collection industry, provides time and attendance, labor management and data collection solutions that can enable businesses to optimize their labor resources. The industry is highly competitive. Competition is increasing as competitors in related industries, such as human resources management and payroll processing, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Although the Company believes it has certain technological and other advantages over its current competitors, maintaining such advantages will require continued investment by the Company in research and development, and sales and marketing.

     The Company competes primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance industry, the Company competes against firms that sell automated time and attendance products to many industries, against firms that focus on specific industries, and against firms selling related products, such as payroll processing or human resources management systems.

Proprietary Rights

     The Company relies on a combination of patents, copyrights, trade secret law and contracts to protect its proprietary technology.

     The Company generally provides software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Kronos if the end-user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous users, computer model and serial number, features and/or terminals for which the end-user has paid the required license fee. The Company authorizes its dealers to sublicense software products to end-users under similar terms. In certain circumstances, the Company also makes master software licenses available to end-users which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Some customers license software products under individually negotiated terms.

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

Manufacturing and Sources of Supply

     The duplication of the Company's software and the printing of documentation are outsourced to suppliers. The Company currently has three suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. The Company's data collection terminals are assembled from the printed circuit board level in its facility in Chelmsford, Massachusetts. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results.

Employees

     As of December 8, 1997, the Company had 1,341 employees. None of the Company's employees is represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

Item 2.  Properties

     The Company leases approximately 75,000 square feet at its headquarters in Waltham, Massachusetts and leases 47 sales and support offices located throughout North America, Europe, Africa and Australia. The Company also leases a total of approximately 165,000 square feet in two facilities located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these facilities. The Company's aggregate rental expense for all of its facilities in fiscal 1997 was approximately $6,107,000. The Company considers its facilities to be adequate for its current requirements and that additional space will be available as needed in the future.

Item 3.  Legal Proceedings

     From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                      Executive Officers of the Registrant

Name                     Age   Position

Mark S. Ain              54    Chief Executive Officer and Chairman of the Board

W. Patrick Decker        50    President, Chief Operating Officer

Laura L. Woodburn        50    Vice President, Engineering

Paul A. Lacy             50    Vice President, Finance and Administration,
                                     Treasurer and Clerk

Aron J. Ain              40    Vice President, Marketing and Worldwide Field
                                     Operations

Lloyd B. Bussell         52    Vice President, Manufacturing

Sally J. Wallace         47    Vice President, General Counsel

     Mark S. Ain, a founder of the Company, has served as Chief Executive Officer and Chairman since its organization in 1977. He also served as President from 1977 until October, 1996. Mr. Ain is the brother of Aron J. Ain, Vice President, Marketing and Worldwide Field Operations of the Company.

     W. Patrick Decker served as Vice President, Marketing and Field Operations from 1982 until October, 1996, when he was appointed President and Chief Operating Officer. Mr. Decker was elected to the Board of Directors in January, 1997.

     Laura L. Woodburn has served as Vice President, Engineering since November, 1996. She held various positions at Digital Equipment Corporation from 1979 to 1996, most recently serving as Vice President of the Storage Big Business segment.

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

     Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

     Sally J. Wallace has served as General Counsel since 1988 and was appointed Vice President in October, 1994.

     Officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and, in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified.

                                     PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 1997 and fiscal 1996. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    1997
                             ---------------------------------------------------
                                         High                      Low
---------------------------- ------------------------- -------------------------
First quarter                         $32 1/2                   $24 1/8
Second quarter                         35 3/4                    16 3/4
Third quarter                          28 3/4                    16 1/4
Fourth quarter                         28 1/2                    20 5/8

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

HOLDERS

On November 30, 1997 there were approximately 3,000 shareholders of record of the Company's common stock.

DIVIDENDS

The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

Item 6. Selected Financial Data

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Highlights                                                  In thousands, except share data

                                                                          Year Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                     1997           1996            1995           1994          1993 (1)
                                                 -------------  --------------  -------------   ------------   -------------
Operating Data:
       Net revenues                                  $170,538        $142,957       $120,373        $92,919         $67,960
       Net income                                     $11,272         $11,425         $8,398         $4,892          $3,870

       Per share data (2):
       Net income per common share                      $1.34           $1.37          $1.03          $0.62           $0.50
       Average common and common
            equivalent shares outstanding           8,407,051       8,330,060      8,150,903      7,859,513       7,745,691

Balance Sheet Data:
       Total assets                                  $128,114        $104,866        $78,518        $60,284         $46,788
       Long-term obligations                                                                            $28            $164

--------------------------------------------

(1)    Included in net income and net income per common share is a $264,000 and $.03 per share benefit, respectively, due to a change in accounting principle.

(2)    The per share data presented  above are for primary net income per common share.  Fully  diluted net income per common share  amounts have not been presented  as they did not differ  significantly  from primary net income per common share amounts in any year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion includes certain forward-looking statements about the Company's business and its expectations. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect the Company's business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

REVENUES. Revenues amounted to $170.5 million, $143.0 million and $120.4 million in fiscal 1997, 1996 and 1995, respectively. Annual revenue growth amounted to 19% in fiscal 1997 and 1996, and 30% in fiscal 1995. Revenue growth during fiscal 1997 and 1996 was principally driven by customer demand. The accelerated revenue growth during fiscal 1995 was driven by a variety of factors including customer demand and the effect of acquisitions of distribution rights to certain domestic sales territories previously held by certain of the Company's independent dealers. Although revenue growth in fiscal 1997 was consistent with the revenue growth experienced in fiscal 1996, it was lower than management's expectations. The shortfall in revenue growth from management's expectations is primarily attributable to the impact of the Company's product transition from DOS and UNIX platforms to the Windows and client/server environments. The Company has, in certain cases, experienced a longer sales cycle than anticipated for client/server transactions due to their complexity and size. In addition, the Company has not realized the revenue growth anticipated in the government and education market due to slower than expected penetration of that market.

Product revenues amounted to $116.2 million, $101.0 million and $87.9 million in fiscal 1997, 1996 and 1995, respectively. Product revenues grew by 15% in fiscal 1997 and 1996, and 28% in fiscal 1995. Product revenue growth in fiscal 1997 and 1996 was principally the result of an increase in sales volume driven by customer demand. The rate of product revenue growth experienced in fiscal 1996 as compared with the accelerated rate of product revenue growth in fiscal 1995 is attributable to the factors described above.

Service revenues amounted to $54.4 million, $42.0 million and $32.5 million in fiscal 1997, 1996 and 1995, respectively. Service revenues grew by 29% in fiscal 1997 and 1996, and 33% in fiscal 1995. Service revenues amounted to 32%, 29% and 27% of total revenues in fiscal 1997, 1996 and 1995, respectively. The growth in service revenues in all periods reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to that installed base, as well as an increase in the level of maintenance contracts and professional services accompanying new sales.

International revenues, which include both revenues from the Company's international subsidiaries and sales to independent international dealers, grew 49% in fiscal 1997 to $15.4 million from $10.4 million in fiscal 1996. International revenues in fiscal 1995 were $8.1 million. International revenues amounted to 9% of total revenues in fiscal 1997 as compared to 7% of total revenues in fiscal 1996 and 1995, respectively. The growth in international revenues experienced in fiscal 1997 principally reflects the results of the Company's fiscal 1996 acquisition of distribution rights to certain international sales territories previously held by certain independent dealers of the Company.

GROSS PROFIT. Gross profit as a percentage of revenues was 62% in fiscal 1997 and 1996, and 59% in fiscal 1995. Product gross profit as a percentage of product revenues was 74% in fiscal 1997 and 1996, and 72% in fiscal 1995. The improvement in product gross profit in fiscal 1997 and 1996 as compared to fiscal 1995 was primarily attributable to improved product mix. In fiscal 1996 the Company's product revenue was derived from sales of systems in which software, which typically generates higher gross profit, was an increasingly higher proportion of product revenues. Product mix in fiscal 1997 was consistent with that experienced in fiscal 1996.

Service gross profit as a percentage of service revenues was 35%, 33% and 24% for fiscal 1997, 1996 and 1995, respectively. The increase in service gross profit in all periods is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by the implementation of programs which focus on revenue enhancement for services provided, as well as improved efficiency in the delivery of such services.

EXPENSES. Expenses as a percentage of revenues were 51%, 49% and 48% in fiscal 1997, 1996 and 1995, respectively. Sales and marketing expenses were $59.5 million, $47.0 million and $40.1 million in fiscal 1997, 1996 and 1995, respectively. The increase in sales and marketing expenses in all periods relates to increased business volume. Sales and marketing expenses as a percentage of sales were 35% in fiscal 1997 and 33% in fiscal 1996 and 1995. The increase in sales and marketing expenses as a percentage of revenues in fiscal 1997 is a result of management's decision to invest in staffing and programs to develop the Company's international and corporate marketing operations as well as its government and education division.

Engineering, research and development expenses were $15.8 million, $12.7 million and $8.2 million in fiscal 1997, 1996 and 1995, respectively. These expenses are net of capitalized software development costs of $5.2 million, $4.0 million and $2.4 million, respectively. Engineering, research and development expenses as a percentage of revenues were 9% in fiscal 1997 and 1996, and 7% in fiscal 1995. The growth in engineering, research and development expenses resulted primarily from the development of new products in the Windows and client/server environments. Increased spending on software development costs reflects the Company's commitment to further enhance existing products, making them easier to use, and on new product development.

General and administrative expenses were $11.6 million, $9.9 million and $8.5 million in fiscal 1997, 1996 and 1995, respectively. As a percentage of revenues, general and administrative expenses were 7% in fiscal 1997, 1996 and 1995. Fiscal 1997 general and administrative expenses included an immaterial amount of expenses recognized in conjunction with the Company's plan to ensure its information systems are Year 2000 compliant.

Other expense, net amounted to less than 1% of revenues in fiscal 1997, 1996 and 1995. Other expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments.

INCOME TAXES. The provision for income taxes as a percentage of pretax income was 38% in fiscal 1997, 39% in fiscal 1996 and 38% in fiscal 1995. The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

Liquidity and Capital Resources

Working capital as of September 30, 1997 amounted to $41.2 million as compared with $36.3 million at September 30, 1996. Cash and equivalents and marketable securities at those dates amounted to $36.2 million and $32.8 million, respectively.

Cash provided by operations decreased to $18.9 million in fiscal 1997 from $23.7 million in fiscal 1996. Cash provided by operations amounted to $18.3 million in fiscal 1995. The decrease in operating cash flows in fiscal 1997 was principally due to an increase in accounts receivable related to year end sales volume. The increase in operating cash flows in fiscal 1996 as compared to fiscal 1995 was principally due to increased earnings and unearned service revenues as well as non-cash charges related to depreciation, amortization and deferred taxes, partially offset by investments in the Company's internal customer lease program.

Cash provided by operations was more than sufficient to fund investments in equipment and capitalized software development costs in fiscal 1997, 1996 and 1995. Investments in equipment in fiscal 1997, 1996 and 1995 totaled $8.7 million, $9.7 million and $4.1 million, respectively. The Company anticipates that investment in equipment in fiscal 1998 will be comparable to fiscal 1997. The Company expects to finance these investments from available cash and operating cash flow generated in fiscal 1998.

Certain Factors That May Affect Future Operating Results

Except for historical matters, the matters discussed in the Annual Report and/or Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward looking statements that involve risks and uncertainties.

The following important factors, among others, could cause actual operating results to differ materially from those indicated by forward-looking statements made in this Annual Report and/or Form 10-K and presented elsewhere by management from time to time.

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

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The markets for time and attendance, labor management, and data collection systems are characterized by continual change and improvement in computer software and hardware technology. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company is transitioning its product offerings from DOS and UNIX platforms to the Windows and client/server environments. The Company's revenue growth and results of operations in fiscal 1998 will depend in part on the success of this product transition.

COMPETITION. The time and attendance, labor management, and data collection industries are highly competitive. Competition is increasing as competitors in related industries, such as human resources and payroll, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

YEAR 2000. Many currently installed computer systems and software products will not function properly in the year 2000 and beyond. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the century change. Although the Company currently offers software products that are designed to work properly in the year 2000 and beyond, there can be no assurance that the Company's software products contain all necessary date code changes. The Company has warranted, and may in the future warrant, to certain customers that its products will work in the year 2000 and beyond. In addition, the Company has initiated a program to identify and correct or reprogram its systems where necessary. If the Company's program is not completed on a timely basis, if the systems of other companies on which the Company relies fail, if customer demand is reduced due to customers' concerns about year 2000 issues, or if the Company's own products fail in the year 2000 and beyond, there could be a material adverse effect on the Company's business, financial condition or results of operations.

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

DEPENDENCE ON ALTERNATE DISTRIBUTION CHANNELS. The Company markets and sells its products through its direct sales organization, independent dealers and OEMs. For the fiscal year ended September 30, 1997, approximately 22% of the Company's revenue was generated through sales to dealers and OEMs. Reduction in the sales efforts of the Company's major dealers and/or OEMs, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following
Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 4 through 6 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on January 30, 1998 under the caption "Election of Directors."

Item 11. Executive Compensation

     Incorporated by reference from pages 6 through 12 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on January 30, 1998 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from pages 2 through 3 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on January 30, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Related Transactions

  (a) The following are filed as a part of this report:

     1. Financial Statements                                                Page

             Consolidated Statements of Income for the Years Ended           F-1
             September 30, 1997, 1996 and 1995

             Consolidated Balance Sheets as of September 30, 1997 and 1996   F-2

             Consolidated Statements of Changes in Shareholders' Equity for
             the  Years  Ended   September   30,  1997,   1996  and  1995    F-3

             Consolidated  Statements  of  Cash  Flows  for  the  Years
             Ended September 30, 1997, 1996 and 1995                         F-4

             Notes to Consolidated Financial Statements                      F-5

             Report of Ernst & Young LLP,  Independent  Auditors            F-19

     2. Financial Statement Schedule

             II - Valuation and Qualifying Accounts                         F-20

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits

Exhibit
  No.        Description

 3.1(9)      Restated Articles of Organization of the Registrant, as amended.
 3.2*        Amended and Restated By-laws of the Registrant.
 4*          Specimen Stock Certificate.
10.1*(14)    1986A Stock Option Plan.
10.2(8)(14)  1992 Equity Incentive Plan, as amended and restated.

Exhibit
  No.        Description

10.3(13)(14) 1992 Employee Stock Purchase Plan, as amended and restated.

10.4(3)      Lease dated November 16, 1993,  between Teachers Realty Corporation and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(5)      Lease dated August 8, 1995, between Principal Mutual Life Insurance
             Company  and  the  Registrant,  relating  to  premises  leased   in
             Chelmsford,  MA.
10.6(12)     Fleet Bank Letter  Agreement and Promissory Note dated January 1,
             1997, relating to amendment of $3,000,000 credit facility.
10.7(2)(15)  Software License and Support and Hardware Purchase Agreement dated
             April 2, 1993, between ADP, Inc. and the Registrant.
10.7.1(10)(15)Amendments dated July 22, 1996 to Software License and Support and
             Hardware  Purchase Agreement dated April 2, 1993, between ADP, Inc.
             and the Registrant.
10.8*        Sales Agreement dated December 6, 1990, between Integrated  Design,
             Inc. and the Registrant.
10.8.1(6)    Amendment  dated  November  2, 1995 to Sales  Agreement  dated
             December 6, 1990,  between  Integrated  Design,  Inc.  and the
             Registrant.
10.9(3)(15)  Acquisition  Agreement  dated  November 2, 1993 between  Interboro
             Systems  Corporation  and the Registrant.
10.10*       Form of  Indemnity  Agreement  entered  into  among the Registrant and Directors of the Registrant.
10.11(1)     Lease dated November 9, 1992, as amended, between John Hancock
             Mutual Life Insurance Company and the Registrant,  relating to premises leased in Waltham, MA. 10.11.1(7) Amendment dated
             January 1, 1996 to Lease dated November 9, 1992, as amended, between John Hancock  Mutual Life  Insurance  Company  and the
             Registrant, relating to premises leased in Waltham, MA.
10.11.2(11)  Amendment  dated  October 11, 1996 to Lease dated  November 9,
             1992, as amended,  between John Hancock  Mutual Life Insurance
             Company and the  Registrant,  relating  to premises  leased in
             Waltham, MA.
10.12 (4)    Agreement of Reorganization among Kronos Incorporated; Kronos S/T
             Corporation, ShopTrac Data Collection Systems, Inc., Thomas J.
             O'Malia and Mark J. MacWhirter, dated March 31, 1994.
11           Statement re Computation of Per Share Earnings.
21           Subsidiaries of the Registrant.
23           Consent of Independent Auditors.
27           Financial Data Schedule.

         * Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 (File No. 33-47383).

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

         (4) Incorporated by reference to Exhibit Number 2.1 in the Company's Form 10-Q for the quarterly period ended July 2, 1994.

         (5) Incorporated by reference to Exhibit 10.13 in the Company's Form 10-K for the fiscal year ended September 30,1995.

         (6) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

         (7) Incorporated by reference to Exhibit Number 10.2 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

         (8) Incorporated by reference to Exhibit Number 10.2 in the Company's Form 10-K for the fiscal year ended September 30, 1996.

         (9) Incorporated by reference to Exhibit Number 3.1 in the Company's Form 10-K for the fiscal year ended September 30, 1996.

         (10) Incorporated by reference to Exhibit Number 10.7.1 in the Company's Form 10-K for the fiscal year ended September 30, 1996.

         (11) Incorporated by reference to Exhibit 10.1 in the Company's Form 10-Q for the quarterly period ended December 28, 1996.

         (12) Incorporated by reference to Exhibit 10.2 in the Company's Form 10-Q for the quarterly period ended December 28, 1996.

         (13) Incorporated by reference to Exhibit Number 10 in the Company's Form 10-Q for the quarterly period ended March 29, 1997.

         (14) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

         (15) Confidential treatment was granted for certain portions of this agreement.

          (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this report.

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box and the Company's logo are registered trademarks of the Company. DKC/Datalink, ImageKeeper, Timekeeper Web, HyperFind, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Community Computer, Tempo and the Tempo logo are trademarks of the Company. IBM is a registered trademark of, and AS and AS/400 are trademarks of, International Business Machines Corporation Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Time Bank is a registered trademark of Integrated Design Inc. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively by X/Open Company Ltd. VMS is a registered trademark of Digital Equipment Corporation. Microsoft, Windows, and Windows 95 are registered trademarks of, and Windows NT is a trademark of, Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Informix is a registered trademark of Informix Software, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 1997.

                               KRONOS INCORPORATED

                               By   /s/    MARK S. AIN
                                           Mark S. Ain
                                           Chief Executive
                                           Officer and Chairman of
                                           the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 1997.

             Signature                          Capacity


     /s/     MARK S. AIN                        Chief Executive
             Mark S. Ain                        Officer and Chairman of
                                                the Board
                                                (Principal Executive Officer)

     /s/     PAUL A. LACY                       Vice President, Finance and
             Paul A. Lacy                       Administration
                                                (Principal Financial and
                                                   Accounting Officer)


     /s/    W. PATRICK DECKER                   Director, President and Chief
            W. Patrick Decker                   Operating Officer


     /s/    RICHARD J. DUMLER                   Director
            Richard J. Dumler


     /s/     D. BRADLEY McWILLIAMS              Director
             D. Bradley McWilliams


     /s/     LAWRENCE PORTNER                   Director
             Lawrence Portner


     /s/     SAMUEL RUBINOVITZ                  Director
             Samuel Rubinovitz


     Consolidated Statements of Income                            In thousands, except share data


     Year Ended September 30,                                      1997         1996         1995
                                                                ----------   ----------   ----------

     Net revenues:
          Product ...........................................   $  116,155   $  100,951   $   87,879
          Service ...........................................       54,383       42,006       32,494
                                                                ----------   ----------   ----------
                                                                   170,538      142,957      120,373
     Cost of sales:
          Product ...........................................       29,816       26,281       24,762
          Service ...........................................       35,603       28,296       24,552
                                                                ----------   ----------   ----------
                                                                    65,419       54,577       49,314
                                                                ----------   ----------   ----------
                   Gross profit .............................      105,119       88,380       71,059
     Expenses:
          Sales and marketing ...............................       59,512       46,982       40,138
          Engineering, research and development .............       15,758       12,730        8,192
          General and administrative ........................       11,554        9,942        8,455
          Other expense, net ................................            7           27          693
                                                                ----------   ----------   ----------
                                                                    86,831       69,681       57,478
                                                                ----------   ----------   ----------
              Income before income taxes ....................       18,288       18,699       13,581
     Provision for income taxes .............................        7,016        7,274        5,183
                                                                ----------   ----------   ----------
              Net income ....................................   $   11,272   $   11,425   $    8,398
                                                                ==========   ==========   ==========

     Net income per common share:
          Primary and fully diluted .........................   $     1.34   $     1.37   $     1.03
                                                                ==========   ==========   ==========

     Average common and common equivalent shares outstanding:
              Primary .......................................    8,407,051    8,330,060    8,150,903
                                                                ==========   ==========   ==========
              Fully diluted .................................    8,413,553    8,343,274    8,156,981
                                                                ==========   ==========   ==========

     See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets                                                      In thousands, except share data


September 30,                                                                                 1997         1996
                                                                                           ---------    ---------

                                           ASSETS
Current assets:
     Cash and equivalents ..............................................................   $  20,698    $  10,795
     Marketable securities .............................................................      15,530       21,995
     Accounts receivable, less allowances for doubtful accounts of $1,091 in 1997
          and $987 in 1996 .............................................................      38,817       30,622
     Inventories .......................................................................       4,322        4,149
     Deferred income taxes .............................................................       4,277        3,025
     Other current assets ..............................................................       6,539        3,765
                                                                                           ---------    ---------
              Total current assets .....................................................      90,183       74,351
Equipment, net .........................................................................      17,038       14,738
Net investment in sales-type leases ....................................................       5,312        2,825
Excess of cost over net assets of businesses acquired, net .............................       7,855        7,221
Other assets ...........................................................................       7,726        5,731
                                                                                           ---------    ---------
              Total assets .............................................................   $ 128,114    $ 104,866
                                                                                           =========    =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .............................................   $  13,217    $  11,894
     Accrued compensation ..............................................................      10,105        8,445
     Federal and state income taxes payable ............................................       3,497        1,367
     Unearned service revenue ..........................................................      22,209       16,388
                                                                                           ---------    ---------
              Total current liabilities ................................................      49,028       38,094
Deferred income taxes ..................................................................       2,587        2,236
Unearned service revenue ...............................................................       3,523        2,802
Other liabilities ......................................................................         503          636
Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
     Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
          8,246,453 shares and 8,124,133 shares issued at September 30, 1997 and
          1996, respectively ...........................................................          82           81
     Additional paid-in capital ........................................................      29,770       27,512
     Retained earnings .................................................................      45,045       33,773
     Equity adjustment from translation ................................................        (262)        (251)
     Cost of Treasury Stock (86,493 shares and 583 shares at September 30, 1997 and
          1996, respectively) ..........................................................      (2,162)         (17)
                                                                                           ---------    ---------
              Total shareholders' equity ...............................................      72,473       61,098
                                                                                           ---------    ---------
              Total liabilities and shareholders' equity ...............................   $ 128,114    $ 104,866
                                                                                           =========    =========


     See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                           In thousands


                                                                                Equity
                                            Common Stock  Additional           Adjustment   Treasury Stock
                                             -----------   Paid-in    Retained   from      -----------------
                                           Shares  Amount   Capital   Earnings Translation Shares    Amount       Total
                                             -----------   --------    -------   -----     -----------------    --------

Balance at October 1, 1994 ...............   7,702   $77   $ 22,068    $13,950   $(208)              $    (5)   $ 35,882

Net income ...............................                               8,398                                     8,398
Proceeds from exercise of stock options ..     186     1        249                          (54)      1,077       1,327
Proceeds from employee stock purchase plan      52     1        599                                                  600
Impact of compensation relating to .......
    nonqualified stock option plans ......                       (1)                                                  (1)
Equity adjustment from translation .......                                           2                                 2
Purchase of treasury stock ...............                                                    54      (1,077)     (1,077)
Tax benefit associated with the exercise .
    of stock options .....................                    1,438                                                1,438
                                             -----   ---   --------    -------   -----     -----    --------    --------

Balance at September 30, 1995 ............   7,940    79     24,353     22,348    (206)                   (5)     46,569
                                             -----   ---   --------    -------   -----     -----    --------    --------
Net income ...............................                              11,425                                    11,425
Proceeds from exercise of stock options ..     144     2        538                          (16)        525       1,065
Proceeds from employee stock purchase plan      40              945                                                  945
Impact of compensation relating to .......
    nonqualified stock option plans ......                       68                                                   68
Equity adjustment from translation .......                                         (45)                              (45)
Purchase of treasury stock ...............                                                    17        (537)       (537)
Tax benefit associated with the exercise .
    of stock options .....................                    1,608                                                1,608
                                             -----   ---   --------    -------   -----     -----    --------    --------

Balance at September 30, 1996 ............   8,124    81     27,512     33,773    (251)        1         (17)     61,098
                                             -----   ---   --------    -------   -----     -----    --------    --------
Net income ...............................                              11,272                                    11,272
Proceeds from exercise of stock options ..      78     1        439                          (16)        454         894
Proceeds from employee stock purchase plan      44            1,105                                                1,105
Impact of compensation relating to .......
    nonqualified stock option plans ......                      (60)                                                 (60)
Equity adjustment from translation .......                                         (11)                              (11)
Purchase of treasury stock ...............                                                   101      (2,599)     (2,599)
Tax benefit associated with the exercise .
    of stock options .....................                      774                                                  774
                                             -----   ---   --------    -------   -----     -----    --------    --------

Balance at September 30, 1997 ............   8,246   $82   $ 29,770    $45,045   $(262)       86    $ (2,162)   $ 72,473
                                             =====   ===   ========    =======   =====     =====    ========    ========


     See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows                                                         In thousands


Year Ended September 30,                                                              1997        1996        1995
                                                                                   --------    --------    --------

Operating activities:
     Net income ................................................................   $ 11,272    $ 11,425    $  8,398
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
              Depreciation .....................................................      6,461       4,764       3,678
              Amortization of deferred software development
                  costs and other assets .......................................      4,718       3,404       2,571
              Provision for deferred income taxes ..............................       (901)        726        (636)
              Changes in certain operating assets and liabilities:
                  Accounts receivable, net .....................................     (8,059)     (2,945)     (3,096)
                  Inventories ..................................................       (160)        330         (21)
                  Unearned service revenue .....................................      6,557       5,367       2,392
                  Accounts payable, accrued compensation
                       and other liabilities ...................................      4,350       5,609       5,214
                  Net investment in sales-type leases ..........................     (4,787)     (3,766)
              Other ............................................................       (555)     (1,165)       (170)
                                                                                   --------    --------    --------
                       Net cash and equivalents provided by operating activities     18,896      23,749      18,330
Investing activities:
     Purchase of equipment .....................................................     (8,694)     (9,656)     (4,065)
     Capitalization of software development costs ..............................     (5,215)     (4,014)     (2,364)
     (Increase) decrease in marketable securities ..............................      6,464     (15,278)     (5,914)
     Acquisitions of businesses ................................................     (1,686)     (1,809)     (1,322)
     Other .....................................................................         (4)         43         (45)
                                                                                   --------    --------    --------
                       Net cash and equivalents used in investing activities ...     (9,135)    (30,714)    (13,710)
Financing activities:
     Net proceeds and tax benefits from exercise of stock options and
          employee purchase plans ..............................................      2,769       3,618       3,363
     Purchase of treasury stock ................................................     (2,599)       (537)     (1,077)
     Principal payments under capital leases ...................................                    (27)       (116)
                                                                                   --------    --------    --------
                       Net cash and equivalents provided by financing activities        170       3,054       2,170
Effect of exchange rate changes on cash and equivalents ........................        (28)        (21)         (1)
                                                                                   --------    --------    --------
Increase (decrease) in cash and equivalents ....................................      9,903      (3,932)      6,789
Cash and equivalents at the beginning of the period ............................     10,795      14,727       7,938
                                                                                   --------    --------    --------
Cash and equivalents at the end of the period ..................................   $ 20,698    $ 10,795    $ 14,727
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

MARKETABLE SECURITIES: The Company's marketable securities consist of state revenue bonds and market auction preferred stocks. State revenue bonds, which generally mature within one year, are classified as held to maturity and are carried at amortized cost. Market auction preferred stocks are classified as available-for-sale and are carried at cost which approximates fair value as obtained from outside pricing sources. Unrealized gains and losses on investments classified as held to maturity are not recognized until realized or until a decline in fair value below cost is deemed to be other-than-temporary. Unrealized gains and losses, if any, on available-for-sale securities would be reflected as a separate component of shareholders' equity. Interest income earned on the Company's cash, cash equivalents and marketable securities is included in other expense, net and amounted to $1,401,000, $1,200,000 and $563,000 in fiscal 1997, 1996 and 1995, respectively.

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

REVENUE RECOGNITION: The Company derives its revenues from the sale of time and attendance, labor management and shop floor data collection systems as well as sales of application software, parts and components. The Company's systems consist of fully integrated software and intelligent data collection terminals. The Company also derives revenues by providing maintenance, professional and educational services to its direct customers. The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining. When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant. The Company recognizes revenues from its sales-type leases of systems at time of shipment. Service revenues are recognized ratably over the contractual period or as the services are performed.

The Company provides installation services and certain warranties to its customers. It also provides, without additional charge, certain software product enhancements for customers covered under software maintenance contracts. The provision for these expenses is made at the time revenues are recognized.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note J) effective September 30, 1997.

INCOME TAXES: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET INCOME PER SHARE: Net income per share is based on the weighted average number of common shares and, when dilutive, common stock equivalents outstanding during the year. Common stock equivalents are attributable to stock options. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which is required to be adopted in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of approximately $.04 per share, $.06 per share and $.04 per share for fiscal 1997, 1996 and 1995, respectively. The impact of SFAS No. 128 on the calculation of diluted earnings per share for these periods is not expected to be material.

NEWLY ISSUED ACCOUNTING STANDARDS: In June and November 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," respectively, which are effective for the Company in fiscal 1999. The Company does not believe the adoption of these standards will have a material effect on the Company's financial statements.

KRONOS INCORPORATED


NOTE B--Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, independent dealers and an OEM agreement with ADP, Inc. The Company's dealers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company reviews a customer's (including dealer's) credit history before extending credit and generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


NOTE C--Inventories

Inventories consist of the following (in thousands):

                                                         September 30,
                                             -----------------------------------
                                                    1997              1996
-------------------------------------------- ----------------- -----------------
Finished goods                                    $2,654            $2,148
Work-in-process                                      317               283
Raw materials                                      1,351             1,718
                                                  ------            ------
                                                  $4,322            $4,149
                                                  ======            ======


NOTE D--Equipment

Equipment consists of the following (in thousands):
                                                           September 30,
                                             -----------------------------------
                                                    1997              1996
-------------------------------------------- ----------------- -----------------
Machinery and equipment                          $30,077           $24,102
Furniture and fixtures                             6,774             5,363
Leasehold improvements                             4,313             3,106
                                                 -------           -------
                                                  41,164            32,571

Less accumulated depreciation
   and amortization                               24,126            17,833
                                                 -------           -------
                                                 $17,038           $14,738
                                                 =======           =======

KRONOS INCORPORATED


NOTE E--Leases

The Company leases systems to customers under sales-type leases as defined in SFAS No. 13, "Accounting for Leases." The current portion of the net investment in sales-type leases amounted to $3,241,000 and $941,000 at September 30, 1997 and 1996, respectively, and is included in other current assets. The components of the net investment in sales-type leases are as follows (in thousands):

                                                         September 30,
                                             -----------------------------------
                                                    1997              1996
-------------------------------------------- ------------------- ---------------
Minimum rentals receivable                       $10,787            $4,943
Estimated residual values of leased equipment
    (unguaranteed)                                   329               214
Less unearned interest income                      1,905               963
                                                 -------           -------
Net investment in sales-type leases              $ 8,553            $3,766
                                                 =======           =======


Minimum rentals receivable under existing leases as of September 30, 1997 are as follows (in thousands):

Fiscal Year
--------------------------------------------------------------- ----------------
1998 ....................................                          $ 3,873
1999 ....................................                            3,245
2000 ....................................                            1,720
2001 ....................................                              838
2002 ....................................                              452
Thereafter ...........................                                 659
                                                                   -------
                                                                   $10,787
                                                                   =======



NOTE F--Acquisitions

In fiscal 1997, 1996 and 1995, the Company completed various acquisitions of dealer territories in the United States, Mexico and Australia. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

KRONOS INCORPORATED


NOTE F--Acquisitions--(continued)

The combined cost of the acquisitions which amounted to $526,000, $750,000, and $1,000,000 in fiscal 1997, 1996 and 1995, respectively, largely relates to intangible assets which are being amortized using the straight-line method over a period not to exceed eight years. Related amortization expense amounted to $1,505,000, $1,232,000 and $1,006,000 in fiscal 1997, 1996 and 1995, respectively.

Certain acquisition agreements contain provisions which require the Company to make additional payments, if specified minimum revenue requirements are met. These provisions expire during fiscal years 1998 and 1999. Amounts earned under the terms of the agreements are recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired. During fiscal 1997, 1996 and 1995, $1,130,000, $903,000 and $428,000 of such payments were made.


NOTE G--Deferred Software Development Costs

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

The unamortized portion of capitalized software development costs included in other assets amounted to $7,312,000 and $5,259,000 at September 30, 1997 and 1996, respectively. Amortization of capitalized software development costs amounted to $3,162,000, $2,115,000, and $1,481,000 in fiscal 1997, 1996 and
1995, respectively. Total research and development expenses charged to operations amounted to $11,455,000, $9,299,000, and $5,060,000 in fiscal 1997,
1996 and 1995, respectively.

KRONOS INCORPORATED


NOTE H--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

Fiscal Year
--------------------------------------------------------------- ----------------
1998 ....................................                          $ 5,941
1999 ....................................                            5,012
2000 ....................................                            3,832
2001 ....................................                            2,603
2002 ....................................                            1,381
Thereafter ...........................                               2,485
                                                                   -------
                                                                   $21,254
                                                                   =======


Rent expense was $7,360,000,  $5,756,000 and $4,478,000 in fiscal 1997, 1996 and
1995, respectively.


NOTE I--Capital Stock, Stock Repurchase Program and Stock Rights Agreement

CAPITAL STOCK: The Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of Preferred Stock, $1.00 par value per share, in one or more series, each of such series to have such preferences, voting powers (up to 10 votes per share), qualifications, and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such Preferred Stock.

STOCK REPURCHASE PROGRAM: On March 31, 1997, the Company's Board of Directors authorized the repurchase of up to 500,000 of the Company's outstanding common shares. The common shares purchased under the program are intended, in part, to be issued under the Company's stock-based compensation plans. During fiscal 1997 the Company repurchased 101,000 common shares at a cost of $2,599,000.

KRONOS INCORPORATED


NOTE   I--Capital   Stock,   Stock   Repurchase   Program   and   Stock   Rights
Agreement--(continued)

STOCK RIGHTS AGREEMENT: On November 17, 1995, the Company's Board of Directors adopted a Rights Agreement. Under the Agreement, the Company distributed to stockholders a dividend of one Right for each outstanding share of Common Stock. Each Right initially represents the right to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $236, subject to adjustment. The Company reserved 12,500 shares of its Preferred Stock for issuance under the agreement. The Rights may be exercised, in whole or in part, only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 25% or more of the Company's Common Stock. When exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase for an amount equal to the then current exercise price, in lieu of preferred stock, a number of shares of the Company's Common Stock having a market value of twice the Right's exercise price. In addition, when exercisable, the Company may exchange the Rights, in whole or in part, at an exchange ratio of one share of Common Stock or one one-thousandth of a share of Preferred Stock per Right. In the event that the Company is acquired in a merger or other business combination, the Rights would entitle the stockholders (other than the acquirer) to purchase securities of the surviving company at a similar discount. Until they become exercisable, the Rights will be evidenced by the Common Stock certificates and will be transferred only with such certificates. Under the Agreement, the Company can redeem all outstanding Rights at $.01 per right at any time until the tenth day following the public announcement that a 20% beneficial ownership position has been acquired or the Company has been acquired in a merger or other business combination. The Rights will expire on November 17, 2005.


NOTE J--Employee Benefit Plans

STOCK OPTION PLANS: The 1992 Equity Incentive Plan enables the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options, stock appreciation rights, restricted or unrestricted stock awards, deferred stock awards and performance awards, as defined in the Plan. During fiscal 1997, 1996 and 1995, the Company granted under the Plan stock options to purchase 341,450, 190,400 and 180,150 shares, respectively, of Common Stock at a purchase price equal to the fair value of the Common Stock at the date of grant. No other awards were made under the Plan through September 30, 1997. Options granted under the 1992 Equity Incentive Plan are exercisable in equal installments over a five year period beginning one year from the date of grant. Options available for grant are 329,580 and 587,255 at September 30, 1997 and 1996, respectively.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

The Company also has several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992. Options granted under these plans are exercisable five years after the date of grant and generally have a ten year contractual life.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 1997. Options exercisable under the plans were 325,959, 312,896 and 352,668 in fiscal 1997, 1996 and 1995, respectively.

                                                              Weighted - Average
                                      Number of Shares     Exercise Price Per Share   Exercise Price Per Share
----------------------------------- ---------------------- ------------------------- ----------------------------
Outstanding at
   October 1, 1994                             850,341               $  7.74                    $0.22 - $13.67
   Granted                                     180,150                 14.24                     13.50 - 23.33
   Exercised                                  (239,664)                 5.54                      0.22 - 13.67
   Canceled                                    (21,432)                10.94                      0.22 - 13.67
                                              --------               -------                    --------------
Outstanding at
   September 30, 1995                          769,395                  9.64                      0.22 - 23.33
   Granted                                     190,400                 27.67                     27.00 - 34.50
   Exercised                                  (160,727)                 6.65                      0.22 - 20.33
   Canceled                                    (41,214)                14.79                      0.22 - 32.50
                                              --------               -------                    --------------
Outstanding at
   September 30, 1996                          757,854                 14.52                      0.22 - 34.50
   Granted                                     341,450                 23.78                     17.50 - 26.00
   Exercised                                   (94,182)                 9.49                      0.22 - 27.00
   Canceled                                    (89,168)                19.99                      0.22 - 32.50
                                              --------               -------                    --------------
Outstanding at
   September 30, 1997                          915,954                $17.96                    $4.89 - $34.50
                                              ========               =======                    ==============

As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company's stock option and employee stock purchase plans.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

The following summarizes information about options outstanding and exercisable at September 30, 1997:

                                          Outstanding                                      Exercisable
                     -----------------------------------------------------      ------------------------------------
                                          Weighted -         Weighted -                             Weighted -
 Exercise Price Per                    Average Remaining  Average Exercise        Number of      Average Exercise
       Share         Number of Shares  Contractual Life    Price Per Share          Shares        Price Per Share
--------------------------------------------------------------------------------------------------------------------
   $4.89 - $  5.00         137,679          2.6 years              $ 4.93             137,679             $ 4.93
   10.33 -   18.13         351,355          2.0 years               13.43             154,830              12.64
   20.33 -   34.50         426,920          3.7 years               25.89              33,450              26.82
   ---------------         -------          ---------              ------             -------             ------
   $4.89 - $ 34.50         915,954          2.8 years              $17.96             325,959             $10.84
   ===============         =======          =========              ======             =======             ======

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                    September 30,
                                             1997                   1996
---------------------------------- -------------------- ------------------------
Expected volatility                          36.8%                    34.6%
Risk-free interest rate                       6.0%                     5.8%
Expected lives (in years)                     4.5                      4.5



The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 1997 and 1996 was $7.63 and $6.83, respectively.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 1997 and 1996 are as follows:

Net income (in thousands):                     1997              1996
                                            -------           -------
         As reported                        $11,272           $11,425
         Pro forma                           10,671            11,017

Earnings per share:
         As reported                        $  1.34           $  1.37
         Pro forma                             1.27              1.32

These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to fiscal 1996 are not considered in these disclosures.

STOCK PURCHASE PLAN: In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six month option period. During fiscal 1997, 43,859 shares were issued to employees at prices ranging from $23.38 to $27.20 per share.

At September 30, 1997, a total of 1,460,727 shares of Common Stock were reserved for issuance. Included in this amount are 1,107,855 shares for the 1992 Equity Incentive Plan, 192,087 shares for the Employee Stock Purchase Plan and 160,785 shares for the various stock option plans adopted in the period 1979 through 1987.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

DEFINED CONTRIBUTION PLAN: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Total expense under the plan was $958,000, $777,000 and $501,000 in fiscal 1997, 1996 and 1995, respectively.


NOTE K--Income Taxes

The provision for income taxes consists of the following (in thousands):

                                           Year Ended September 30,
                             ---------------------------------------------------
                                   1997              1996             1995
---------------------------- ---------------- ----------------- ----------------
Current:
     Federal                     $6,682            $5,566           $4,984
     State                        1,010               951              835
     Foreign                        225                31
                                 ------            ------           ------
                                  7,917             6,548            5,819

Deferred:
     Federal                       (797)              654             (555)
     State                         (104)               72              (81)
                                 ------            ------           ------
                                   (901)              726             (636)
                                 ------            ------           ------
                                 $7,016            $7,274           $5,183
                                 ======            ======           ======

KRONOS INCORPORATED


NOTE K--Income Taxes--(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has determined that recognition of the deferred tax asset resulting from net operating loss carryforwards of foreign subsidiaries does not meet the "more likely than not" criteria of the Standard and, therefore, has provided a valuation allowance for related future tax benefits. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                          September 30,
                                                 -------------------------------
                                                       1997            1996
------------------------------------------------ --------------- ---------------
    Deferred tax assets:
       Inventory reserves                          $    501        $    492
       Accounts receivable reserves                     696             370
       Accrued expenses                               2,872           2,264
       Unearned service revenue                         591
       Net operating loss carryforwards of foreign
         subsidiaries                                 1,041             694
                                                   --------        --------
       Total deferred tax assets                      5,701           3,820
             Valuation allowance                     (1,041)           (694)
                                                   --------        --------
                                                      4,660           3,126
    Deferred tax liabilities:
       Capitalized software development costs        (2,925)         (2,130)
       Other                                            (45)           (207)
                                                   --------        --------
         Net deferred tax assets                    $ 1,690        $    789
                                                   ========        ========

The effective tax rate differed from the United States statutory rate as follows:

                                               Year ended September 30,
                                       1997            1996            1995
------------------------------- --------------- ---------------- ---------------
Statutory rate                           35%             35%             34%
State income taxes, net of federal
  income tax benefit                      3               4               4
Foreign losses not benefited              3               1
Use of foreign net operating
  loss carryforwards                     (1)             (1)             (1)
Income tax credits                       (1)                             (1)
Other                                    (1)                              2
                                         ---             ---             ---
                                         38%             39%             38%
                                         ===             ===             ===

KRONOS INCORPORATED


NOTE K--Income Taxes--(continued)

There were $393,000 and $200,000 of net operating loss carryforwards utilized in fiscal 1997 and 1996. At September 30, 1997, the Company had $2,601,000 of available net operating loss carryforwards from foreign operations which may be used to reduce future income taxes payable in their respective countries. Of these carryforwards, $1,172,000 expire from 2000 through 2003. The remaining carryforwards, totaling $1,429,000, may be carried forward indefinitely.

The Company made income tax payments of $4,847,000, $4,424,000 and $4,352,000 in fiscal 1997, 1996 and 1995, respectively.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 1997 and 1996, and the consolidated results of operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                       ERNST & YOUNG LLP

Boston, Massachusetts
October 28, 1997


                                                       KRONOS INCORPORATED

                                         SCHEDULE II - Valuation and Qualifying Accounts
                                                         (In thousands)

==================================================================================================================================

                 COL. A                            COL. B               COL. C                      COL. D             COL. E

----------------------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------------


Year ended September 30, 1995:
   Deducted from asset accounts:
        Allowance for doubtful accounts             $864           $571                               $434     (1)     $1,001
                                                 ===========    ===========     ===========      ===========       ===========

Year ended September 30, 1996:
   Deducted from asset accounts:
        Allowance for doubtful accounts            $1,001          $322                               $336     (1)      $987
                                                 ===========    ===========     ===========      ===========       ===========

Year ended September 30, 1997:
   Deducted from asset accounts:
        Allowance for doubtful accounts             $987           $494                               $390     (1)     $1,091
                                                 ===========    ===========     ===========      ===========       ===========



(1) Uncollectible accounts written off, net of recoveries.

                                                   Exhibit Index

Exhibit
  No.        Description

 3.1(9)      Restated Articles of Organization of the Registrant as amended.
 3.2*        Amended and Restated By-laws of the Registrant.
 4*          Specimen Stock Certificate.
10.1*(14)    1986A Stock Option Plan.
10.2(8)(14)  1992 Equity Incentive Plan, as amended and restated.
10.3(13)(14) 1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)      Lease dated November 16, 1993, between Teachers Realty Corporation and the  Registrant, relating to premises leased in Chelmsford, MA.
10.5(5)      Lease dated  August 8, 1995,  between  Principal  Mutual Life
             Insurance  Company and the Registrant, relating to leased premises in Chelmsford, MA.
10.6(12)     Fleet Bank Letter  Agreement and Promissory Note dated January 1,
             1997,  relating to amendment of $3,000,000 credit facility.
10.7(2)(15)  Software License and Support and Hardware  Purchase  Agreement
             dated April 2, 1993,  between ADP, Inc. and the Registrant.
10.7.1(10)(15)Amendments dated July 22, 1996 to Software License and Support and Hardware  Purchase  Agreement  dated April 2, 1993 between
             ADP, Inc. and the Registrant.
10.8*        Sales  Agreement  dated December 6, 1990,  between  Integrated
             Design,  Inc. and the Registrant.
10.8.1(6)    Amendment dated November 2, 1995 to Sales Agreement dated
             December 6, 1990 between  Integrated Design and the Registrant.
10.9(3)(15)  Acquisition Agreement dated November 2, 1993 between
             Interboro Systems Corporation and the Registrant.
10.10*       Form of Indemnity  Agreement entered into among the Registrant and Directors of the Registrant.
10.11(1)     Lease dated November 9, 1992, as amended, between John Hancock
             Mutual Life Insurance Company and the Registrant,  relating to premises leased in Waltham, MA.
10.11.1(7)   Amendment  dated  January 1, 1996 to Lease  dated  November 9,
             1992, as amended,  between John Hancock  Mutual Life Insurance
             Company and the  Registrant,  relating  to premises  leased in
             Waltham, MA.
10.11.2(11)  Amendment  dated  October 11, 1996 to Lease dated  November 9,
             1992, as amended,  between John Hancock  Mutual Life Insurance
             Company and the  Registrant  relating  to  premises  leased in
             Waltham, MA.
10.12(4)     Agreement of Reorganization among Kronos Incorporated,  Kronos
             S/T  Corporation,  ShopTrac  Data  Collection  Systems,  Inc.,
             Thomas J.  O'Malia  and Mark J.  MacWhirter,  dated  March 31,
             1994.
11           Statement re computation of per share earnings.
21           Subsidiaries of the Registrant.

Exhibit
  No.        Description

23           Consent of Independent Auditors.
27           Financial Data Schedule.

         * Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1
                 (File No. 33-47383).

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

         (4) Incorporated by reference to Exhibit Number 2.1 in the Company's Form 10-Q for the quarterly period ended July 2, 1994.

         (5) Incorporated by reference to Exhibit 10.13 in the Company's Form 10-K for the fiscal year ended September 30,1995.

         (6) Incorporated by reference to Exhibit Number 10.1 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

         (7) Incorporated by reference to Exhibit Number 10.2 in the Company's Form 10-Q for the quarterly period ended March 30, 1996.

         (8) Incorporated by reference to Exhibit Number 10.2 in the Company's Form 10-K for the fiscal year ended September 30, 1996.

        Exhibit
          No.              Description

         (9) Incorporated by reference to Exhibit Number 3.1 in the Company's Form 10-K for the fiscal year ended September 30, 1996.

         (10) Incorporated by reference to Exhibit Number 10.7.1 in the Company's Form 10-K for the fiscal year ended September 30, 1996.

         (11) Incorporated by reference to Exhibit 10.1 in the Company's Form 10-Q for the quarterly period ended December 28, 1996.

         (12) Incorporated by reference to Exhibit 10.2 in the Company's Form 10-Q for the quarterly period ended December 28, 1996.

         (13) Incorporated by reference to Exhibit Number 10 in the Company's Form 10-Q for the quarterly period ended March 29, 1997.

         (14) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

         (15) Confidential treatment was granted for certain portions of this agreement.