Form 10-Q
period 1998-01-03
KRONOS INC
filed 1998-02-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                 For the quarterly period ended January 3, 1998

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                  to
                              ---------------        ---------------------------
Commission file number                           0-20109
                      ----------------------------------------------------------
                                          Kronos Incorporated
--------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

Massachusetts                                                   04-2640942
----------------------------------------        --------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                             Identification No.)

400 Fifth Avenue,  Waltham,  MA                                  02154
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                          (781) 890-3232
--------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)



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

     As of January 30, 1998, 8,264,902 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I. FINANCIAL INFORMATION                                               Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

     Condensed  Consolidated  Statements  of Income for the Three
          Months  Ended January 3, 1998 and December 28, 1996                  1

     Condensed Consolidated  Balance Sheets at January 3, 1998
          and September 30, 1997                                               2

     Condensed Consolidated  Statements of Cash Flows for the
          Three Months Ended January 3, 1998 and December 28, 1996             3

     Notes to Condensed Consolidated Financial Statements                      4

Item 2. Management's  Discussion and Analysis of Financial
           Condition and Results of Operations                                 6

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     Signatures

     Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                                KRONOS INCORPORATED
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except share and per share amounts)
                                                     UNAUDITED

                                                               Three Months Ended
                                                          --------------------------
                                                           January 3,    December 28,
                                                              1998           1996
                                                          -----------    -----------
Net revenues:
      Product ..........................................   $    29,761    $    25,718
      Service ..........................................        14,812         11,392
                                                           -----------    -----------
                                                                44,573         37,110
                                                           -----------    -----------
Cost of sales:
      Product ..........................................         7,040          6,415
      Service ..........................................        10,129          7,972
                                                           -----------    -----------
                                                                17,169         14,387
                                                           -----------    -----------
            Gross profit ...............................        27,404         22,723
Expenses:
      Sales and marketing ..............................        16,051         12,744
      Engineering, research and development ............         4,324          3,972
      General and administrative .......................         3,095          2,508
      Other (income) expense, net ......................            (2)           (37)
                                                           -----------    -----------
                                                                23,468         19,187
                                                           -----------    -----------
            Income before income taxes .................         3,936          3,536
Provision for income taxes .............................         1,504          1,350
                                                           -----------    -----------
            Net income .................................   $     2,432    $     2,186
                                                           ===========    ===========


Net income per common share:
            Basic ......................................   $      0.30    $      0.27
                                                           ===========    ===========
            Diluted ....................................   $      0.29    $      0.26
                                                           ===========    ===========

Average common and common equivalent shares outstanding:
            Basic ......................................     8,190,075      8,131,153
                                                           ===========    ===========
            Diluted ....................................     8,441,075      8,397,349
                                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share and per share amounts)
                                                          UNAUDITED

                                                                                                         January 3,  September 30,
                                                                                                            1998         1997
                                                                                                         ---------    ---------
                                         ASSETS
Current assets:
   Cash and equivalents ..............................................................................   $  16,601    $  20,698
   Marketable securities .............................................................................      20,545       15,530
   Accounts receivable, less allowances for doubtful accounts of $996
      at January 3, 1998 and $1,091 at September 30, 1997 ............................................      38,021       38,817
   Inventories .......................................................................................       4,624        4,322
   Deferred income taxes .............................................................................       4,277        4,277
   Other current assets ..............................................................................       7,222        6,539
                                                                                                         ---------    ---------
          Total current assets .......................................................................      91,290       90,183
Equipment, net .......................................................................................      16,132       17,038
Net investment in sales-type leases ..................................................................       5,396        5,312
Excess of cost over net assets of businesses acquired ................................................       7,572        7,855
Other assets .........................................................................................       8,235        7,726
                                                                                                         ---------    ---------
          Total assets ...............................................................................   $ 128,625    $ 128,114
                                                                                                         =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .............................................................   $  12,559    $  13,217
   Accrued compensation ..............................................................................       8,070       10,105
   Federal and state income taxes payable ............................................................       1,977        3,497
   Unearned service revenue ..........................................................................      23,419       22,209
                                                                                                         ---------    ---------
          Total current liabilities ..................................................................      46,025       49,028
Deferred income taxes ................................................................................       2,587        2,587
Unearned service revenue .............................................................................       3,974        3,523
Other liabilities ....................................................................................         460          503
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 12,000,000 shares,
   8,254,154 shares and 8,246,453 shares issued at January 3, 1998 and
      September 30, 1997, respectively ...............................................................          83           82
   Additional paid-in capital ........................................................................      28,642       29,770
   Retained earnings .................................................................................      47,478       45,045
   Equity adjustment from translation ................................................................        (624)        (262)
   Cost of Treasury Stock  (0 shares and 86,493
      shares at January 3, 1998 and September 30, 1997, respectively) ................................        --         (2,162)
                                                                                                         ---------    ---------
          Total shareholders' equity .................................................................      75,579       72,473
                                                                                                         ---------    ---------
          Total liabilities and shareholders' equity .................................................   $ 128,625    $ 128,114
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

                                            KRONOS INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 UNAUDITED

                                                                                                         Three Months Ended
                                                                                                        ---------------------
                                                                                                       January 3,  December 28,
                                                                                                          1998        1996
                                                                                                        --------    --------

Operating activities:
     Net income .....................................................................................   $  2,432    $  2,186
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ...........................................................................      1,788       1,462
             Amortization of deferred software development costs and
                excess of cost over net assets of businesses acquired ...............................      1,443       1,024
             Changes in certain operating assets and liabilities:
                Accounts receivable, net ............................................................        634       1,584
                Inventories .........................................................................       (322)       (387)
                Unearned service revenue ............................................................      1,707         972
                Accounts payable, accrued compensation
                    and other liabilities ...........................................................     (3,850)        (57)
                Net investment in sales-type leases .................................................       (291)     (1,810)
             Other ..................................................................................       (517)       (445)
                                                                                                        --------    --------
                    Net cash and equivalents provided by operating activities .......................      3,024       4,529

Investing activities:
     Purchase of equipment ..........................................................................       (920)     (2,218)
     Capitalization of software development costs ...................................................     (1,444)     (1,163)
     (Increase) decrease in marketable securities ...................................................     (5,015)      1,795
     Acquisitions of businsesses ....................................................................       (726)       (178)
                                                                                                        --------    --------
                    Net cash and equivalents used in investing activities ...........................     (8,105)     (1,764)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
        purchase plans ..............................................................................      1,062          53
     Purchase of treasury stock .....................................................................        (27)        (27)
                                                                                                        --------    --------
                    Net cash and equivalents provided by financing activities .......................      1,035          26

Effect of exchange rate changes on cash and equivalents .............................................        (51)          1
                                                                                                        --------    --------
Increase (decrease) in cash and equivalents .........................................................     (4,097)      2,792
Cash and equivalents at the beginning of the period .................................................     20,698      10,795
                                                                                                        --------    --------
Cash and equivalents at the end of the period .......................................................   $ 16,601    $ 13,587
                                                                                                        ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1997. The results of operations for the three month period ended January 3, 1998 is not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1997 to permit comparison with fiscal 1998.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (95 days in fiscal 1998 and 89 days in fiscal 1997) and fourth quarter (88 days in fiscal 1998 and 94 days in fiscal
1997) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts presented have been restated to conform to SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                           January 3, 1998    December 28, 1996
                                        ------------------ --------------------

   Net income (in thousands)                      $2,432              $2,186
                                        ================== ====================


   Weighted average shares                     8,190,075           8,131,153

Effect of dilutive securities:
   Employee stock options                        251,000             266,196
                                        ------------------ --------------------

   Adjusted weighted average shares
      and assumed conversions                  8,441,075           8,397,349
                                        ================== ====================

Basic earnings per share                           $0.30               $0.27
                                        ================== ====================

Diluted earnings per share                         $0.29               $0.26
                                        ================== ====================


NOTE D - Subsequent Events

On January 30, 1998, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 12,000,000 to 20,000,000 at the 1998 Annual Meeting of Stockholders.

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

Results of Operations

     Revenues. Revenues for the first quarter of fiscal 1998 amounted to $44.6 million as compared with $37.1 million for the first quarter of the prior year. Revenue growth amounted to 20% and 18% in the first quarters of fiscal 1998 and 1997, respectively. Product revenues for the quarter increased 16% to $29.8 million from $25.7 million in the same period of fiscal 1997. In the first quarter of fiscal 1997, product revenues increased 14% over the same period in fiscal 1996. Product revenue growth was principally driven by customer demand. Demand for the Company's Windows and client/server based products increased substantially in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Revenues generated by client/server based products included several major account sales. Service revenues for the quarter increased 30% to $14.8 million from $11.4 million in the same period of fiscal 1997. In the first quarter of fiscal 1997, service revenues increased 28% over the same period in fiscal 1996. The growth in service revenues reflects an increase in the level of professional services accompanying new sales as well as an increase in maintenance revenue from expansion of the installed base.

     Gross Profit. Gross profit as a percentage of revenues was 62% in the first quarter of fiscal 1998 as compared with 61% in the first quarter of the prior year. The improvement in gross profit was evidenced in both product and service gross profit. Product gross profit increased to 76% in the quarter from 75% in the first quarter of the prior year. The improvement in product gross profit in the first quarter of fiscal 1998 is primarily attributable to an increased proportion of product revenues generated by software, which typically generates higher gross profit. The unusually high level of software revenue realized in the first quarter of fiscal 1998 was impacted by several major account sales. Service gross profit increased to 32% in the first quarter of fiscal 1998 from 30% in the first quarter of the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by the implementation of programs which focus on revenue enhancement for services provided, as well as improved efficiency in the delivery of such services.

     Expenses. Expenses as a percentage of revenues were 53% in the first quarter of fiscal 1998 as compared with 52% in the first quarter of the prior year. Sales and marketing expenses as a percentage of revenues increased to 36% in the first quarter of fiscal 1998 from 34% in the first quarter of the prior year. The increase in sales and marketing expenses as a percentage of revenues is primarily driven by less than anticipated revenues from the Company's international and OEM distribution channels. Sales costs supporting the OEM channel are relatively fixed. Sales costs supporting the international operations are growing as the Company focuses on expanding these markets.

     Engineering, research and development expenses as a percentage of revenues were 10% in the first quarter of fiscal 1998 as compared with 11% in the first quarter of the prior year. Expenses of $4.3 million and $4.0 million in the first quarter of fiscal 1998 and 1997, respectively, are net of capitalized software development costs of $1.4 million and $1.2 million, respectively. The growth in engineering, research and development expenses results primarily from efforts to standardize products and the development of new products in the Windows and client/server environments.

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

     Income Taxes. The provision for income taxes as a percentage of pretax income was 38% in the first quarters of both fiscal 1998 and 1997. The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in aggregate, to the consolidated results of operations.

Liquidity and Capital Resources

     Working capital as of January 3, 1998, amounted to $45.3 million as compared with $41.2 million at September 30, 1997. As of those dates, cash and equivalents and marketable securities amounted to $37.1 million and $36.2 million, respectively. Cash generated from operations decreased to $3.0 million in the first quarter of fiscal 1998 from $4.5 million in the first quarter of the prior year, principally due to a reduction in accruals for compensation and income tax related obligations offset by an increase in unearned service revenue and a decrease in the net investment in sales-type leases in the current period. The Company's investment in equipment in the first quarter of the fiscal year decreased from its investment in the first quarter of the prior year due to the timing of capital projects. The Company anticipates that investment in equipment in fiscal 1998 will be comparable to fiscal 1997.

     Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs over the remainder of its fiscal year with available cash and operating cash flow generated in fiscal 1998.

Certain Factors That May Affect Future Operating Results

     Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward looking statements that involve risks and uncertainties.

     The Company's actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing of new product announcements or introductions by the Company and its competitors, competitive pricing pressures, the dependence on alternate distribution channels, potential effects associated with the century change, the ability to attract and retain sufficient technical personnel, and the dependence on the Company's time and attendance product line and on key vendors, as further described below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, which factors are specifically incorporated by reference herein.

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

     Product Development and Technological Change. The markets for time and attendance, labor management, and data collection systems are characterized by continual change and improvement in computer software and hardware technology. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. Although management believes the Company has substantially completed the product transition from DOS and UNIX platforms to the Windows and client/server environments, the Company's revenue growth and results of operations in fiscal 1998 will depend in part on the continuing growth of sales of its Windows and client/server products.

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

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

                   (a)            Exhibits

                   27             Financial Data Schedule

                   (b)            Reports on Form 8-K

                                  There were no reports on Form 8-K filed during the fiscal quarter ended January 3, 1998.

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

                                             KRONOS INCORPORATED



                                            By   /s/       Paul A. Lacy
                                                           Paul A. Lacy
                                                    Vice President of Finance
                                                         and Administration
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)





February 12, 1998

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



     Exhibit
      Number          Description

      27           Financial Data Schedule