Form 10-Q
period 1998-04-04
KRONOS INC
filed 1998-05-15
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended April 4, 1998

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                        to
                              -----------------------    -----------------------
Commission file number               0-20109
                      ----------------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                04-2640942
--------------------------------------        ----------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

              400 Fifth Avenue, Waltham, MA                 02154
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

                    Yes    X                     No
                        --------                    -------

     As of May 1, 1998, 8,294,986 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three
         Months and Six Months Ended April 4, 1998 and March 29, 1997          1

         Condensed Consolidated Balance Sheets at April 4, 1998
            and September 30, 1997                                             2

         Condensed Consolidated Statements of Cash Flows for the Three
            Months and Six Months Ended April 4, 1998 and March 29, 1997       3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              6

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index



PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                      Three Months Ended     Six Months Ended
                                     ---------  ---------  ---------  ---------
                                      April 4,   March 29,  April 4,   March 29,
                                        1998       1997       1998       1997
                                     ---------  ---------  ---------  ---------
Net revenues:
  Product .......................... $  30,111  $  26,121  $  59,872  $  51,839
  Service ..........................    16,361     13,282     31,173     24,674
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------
                                        46,472     39,403     91,045     76,513
                                     ---------  ---------  ---------  ---------
Cost of sales:
  Product ..........................     7,743      7,041     14,783     13,456
  Service ..........................    10,494      8,813     20,623     16,785
                                     ---------  ---------  ---------  ---------
                                        18,237     15,854     35,406     30,241
                                     ---------  ---------  ---------  ---------
      Gross profit .................    28,235     23,549     55,639     46,272
Expenses:
  Sales and marketing ..............    15,878     13,835     31,929     26,579
  Engineering, research and development  4,557      4,166      8,881      8,138
  General and administrative .......     3,317      2,745      6,412      5,253
  Other (income) expense, net ......      (184)       (75)      (186)      (112)
                                     ---------  ---------  ---------  ---------
                                        23,568     20,671     47,036     39,858
                                     ---------  ---------  ---------  ---------
      Income before income taxes ...     4,667      2,878      8,603      6,414
Provision for income taxes .........     1,783      1,099      3,287      2,449
                                     ---------  ---------  ---------  ---------
      Net income ................... $   2,884  $   1,779  $   5,316  $   3,965
                                     =========  =========  =========  =========


Net income per common share:
      Basic ........................ $    0.35  $    0.22  $    0.65  $    0.49
                                     =========  =========  =========  =========
      Diluted ...................... $    0.34  $    0.21  $    0.63  $    0.47
                                     =========  =========  =========  =========

Average common and common equivalent shares outstanding:
      Basic ........................ 8,274,942  8,185,134  8,232,509  8,158,144
                                     =========  =========  =========  =========
      Diluted ...................... 8,527,857  8,439,627  8,484,485  8,418,489
                                     =========  =========  =========  =========

     See accompanying notes to condensed consolidated financial statements.




                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                                April 4,  September 30,
                                                                                  1998         1997
                                                                               ---------    ---------
                                     ASSETS
Current assets:

   Cash and equivalents ....................................................   $  16,517    $  20,698
   Marketable securities ...................................................      24,451       15,530
   Accounts receivable, less allowances for doubtful accounts of $1,000
      at April 4, 1998 and $1,091 at September 30, 1997 ....................      36,965       38,817
   Inventories .............................................................       4,418        4,322
   Deferred income taxes ...................................................       4,277        4,277
   Other current assets ....................................................       7,515        6,539
                                                                               ---------    ---------
          Total current assets .............................................      94,143       90,183
Equipment, net .............................................................      16,414       17,038
Net investment in sales-type leases ........................................       5,924        5,312
Excess of cost over net assets of businesses acquired ......................      11,222        7,855
Other assets ...............................................................       8,724        7,726
                                                                               ---------    ---------
         Total assets ......................................................   $ 136,427    $ 128,114
                                                                               =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................   $  12,759    $  13,217
   Accrued compensation ....................................................       9,466       10,105
   Federal and state income taxes payable ..................................       1,359        3,497
   Unearned service revenue ................................................      24,806       22,209
                                                                               ---------    ---------
         Total current liabilities .........................................      48,390       49,028
Deferred income taxes ......................................................       2,587        2,587
Unearned service revenue ...................................................       6,224        3,523
Other liabilities ..........................................................         435          503
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
   8,291,639 shares and 8,246,453 shares issued at April 4, 1998 and
      September 30, 1997, respectively .....................................          83           82
   Additional paid-in capital ..............................................      29,044       29,770
   Retained earnings .......................................................      50,362       45,045
   Equity adjustment from translation ......................................        (697)        (262)
   Cost of Treasury Stock  (23 shares and 86,493
      shares at April 4, 1998 and September 30, 1997, respectively) ........          (1)      (2,162)
                                                                               ---------    ---------
         Total shareholders' equity ........................................      78,791       72,473
                                                                               ---------    ---------
         Total liabilities and shareholders' equity ........................   $ 136,427    $ 128,114
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



                                   KRONOS INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                        UNAUDITED

                                                                                  Six Months Ended
                                                                                ---------------------
                                                                                April 4,    March 29,
                                                                                  1998        1997
                                                                                --------    --------

Operating activities:
    Net income                                                                  $ 5,317     $ 3,965
    Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
            Depreciation                                                          3,571       3,023
            Amortization of deferred software development costs and
               excess of cost over net assets of businesses acquired              3,010       2,149
            Changes in certain operating assets and liabilities:
               Accounts receivable, net                                           1,637         965
               Inventories                                                         (111)       (677)
               Unearned service revenue                                           5,347       2,680
               Accounts payable, accrued compensation
                  and other liabilities                                          (3,393)     (1,814)
               Net investment in sales-type leases                                 (812)     (2,684)
            Other                                                                  (828)       (721)
                                                                                --------    --------
                  Net cash and equivalents provided by operating activities      13,738       6,886

Investing activities:
    Purchase of equipment                                                        (3,000)     (5,124)
    Capitalization of software development costs                                 (3,023)     (2,552)
    (Increase) decrease in marketable securities                                 (8,921)      3,795
    Acquisitions of businsesses                                                  (4,360)       (422)
                                                                                --------    --------
                  Net cash and equivalents used in investing activities         (19,304)     (4,303)

Financing activities:
    Net proceeds from exercise of stock option and employee stock
       purchase plans                                                             1,463         939
    Purchase of treasury stock                                                      (27)        (27)
                                                                                --------    --------
                  Net cash and equivalents provided by financing activities       1,436         912

Effect of exchange rate changes on cash and equivalents                             (51)         16
                                                                                --------    --------
Increase (decrease) in cash and equivalents                                      (4,181)      3,511
Cash and equivalents at the beginning of the period                              20,698      10,795
                                                                                --------    --------
Cash and equivalents at the end of the period                                   $16,517     $14,306
                                                                                ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1997. The results of operations for the three and six month periods ended April 4, 1998 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1997 to permit comparison with fiscal 1998.

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



The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended           Six Months Ended
                                                        -------------------------   -------------------------

                                                          April 4,.   March 29,       April 4,     March 29,
                                                            1998         1997           1998         1997
                                                        -----------   -----------   -----------   -----------

   Net income (in thousands) ........................   $     2,884   $     1,779   $     5,316   $     3,965
                                                        ===========   ===========   ===========   ===========


   Weighted average shares ..........................     8,274,942     8,185,134     8,232,509     8,158,144

Effect of dilutive securities:
   Employee stock options ...........................       252,915       254,493       251,976       260,345
                                                        -----------   -----------   -----------   -----------

   Adjusted weighted average shares
     and assumed conversions ........................     8,527,857     8,439,627     8,484,485     8,418,489
                                                        ===========   ===========   ===========   ===========

Basic earnings per share ............................   $      0.35   $      0.22   $      0.65   $      0.49
                                                        ===========   ===========   ===========   ===========

Diluted earnings per share ..........................   $      0.34   $      0.21   $      0.63   $      0.47
                                                        ===========   ===========   ===========   ===========

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

Results of Operations

       Revenues. Revenues for the second quarter of fiscal 1998 amounted to $46.5 million as compared with $39.4 million for the second quarter of the prior year. Revenues for the first six months of fiscal 1998 were $91.0 million as compared with $76.5 million for the first six months of the prior year. Revenue growth was 18% and 19% in the three and six month periods ended April 4, 1998, respectively, as compared to 19% for each of the comparable periods of the prior year.

       Product revenues for the second quarter of fiscal 1998 amounted to $30.1 million as compared with $26.1 million for the second quarter of the prior year. Product revenues for the first six months of fiscal 1998 were $59.9 million as compared with $51.8 million for the first six months of the prior year. Product revenue growth of 15% in the three and six month periods ended April 4, 1998, respectively, increased from 12% and 13% for comparable periods of the prior year. Product revenue growth in the three and six month periods ended April 4, 1998, was principally driven by customer demand for the Company's Windows and client/server products. Service revenues for the second quarter of fiscal 1998 amounted to $16.4 million as compared with $13.2 million for the second quarter of the prior year. Service revenues for the first six months of fiscal 1998 were $31.2 million as compared with $24.7 million for the first six months of the prior year. Service revenue growth of 23% and 26% in the three and six month periods ended April 4, 1998, respectively, decreased from 35% and 31% for comparable periods of the prior year. The growth in service revenues reflects an increase in the level of professional services accompanying new sales as well as an increase in maintenance revenue from expansion of the installed base. Revenue growth rates experienced in previous periods benefited from service revenue enhancement programs implemented by the Company through fiscal 1997. Management anticipates the growth in service revenue will continue to exceed the growth in product revenue over the remainder of this fiscal year. However, as the customer installed base continues to grow, management anticipates that service revenue growth rates will gradually become more consistent with product revenue growth rates.

       Gross Profit. Gross profit as a percentage of revenues were 61% in the three and six month periods ended April 4, 1998, as compared with 60% in the comparable periods of the prior year. The improvement in gross profit was evidenced in both product and service gross profit.

       Product gross profit as a percentage of product revenues of 74% and 75% in the three and six month periods ended April 4, 1998, respectively, increased from 73% and 74% for comparable periods of the prior year. The improvement in product gross profit in both periods is primarily attributable to an increased proportion of product revenues generated by software, which typically generates higher gross profit than other product. Service gross profit as a percentage of service revenues of 36% and 34% in the three and six month periods ended April 4, 1998, respectively, increased from 34% and 32% for comparable periods of the prior year. The improvement in service gross profit in both periods is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by more fully leveraging service resources and improving the efficiency of the system implementation process. Management expects service gross profit as a percentage of service revenues to decrease during the third quarter as the Company invests in service organization personnel in response to increasing customer demand for its services.

       Expenses. Total operating expenses as a percentage of revenues were 51% and 52% in the three and six month periods ended April 4, 1998, respectively, as compared to 52% in the comparable periods of the prior year. Sales and marketing expenses as a percentage of revenues were 34% and 35% in the three and six month periods ended April 4, 1998, respectively, as compared to 35% in the comparable periods of the prior year. The slight decrease in sales and marketing expenses as a percentage of revenues is primarily attributable to the delay of various discretionary spending programs. Management expects to incur this spending over the remainder of the fiscal year.

       Engineering expenses as a percentage of revenues were 10% in the three and six month periods ended April 4, 1998, respectively, as compared to 11% in the comparable periods of the prior year. Engineering expenses of $4.6 million and $4.2 million in the second quarter of fiscal 1998 and 1997, respectively, are net of capitalized software development costs of $1.6 million and $1.4 million, respectively. Engineering expenses of $8.9 million and $8.1 million in the first six months of fiscal 1998 and 1997, respectively, are net of capitalized software development costs of $3.0 million and $2.6 million, respectively. The growth in engineering, research and development expenses results primarily from efforts to standardize products and the development of new products in the Windows and client/server environments.

       General and administrative expenses as a percentage of revenues amounted to 7% for all periods presented. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 38% for all periods presented. The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in aggregate, to the consolidated results of operations.

Liquidity and Capital Resources

         Working capital as of April 4, 1998, amounted to $45.8 million as compared with $41.2 million at September 30, 1997. As of those dates, cash and equivalents and marketable securities amounted to $41.0 million and $36.2 million, respectively. Cash generated from operations increased to $13.7 million in the first six months of fiscal 1998 from $6.9 million in the first six months of the prior year, principally due to increased earnings and unearned service revenues as well as cash provided from the Company's lease portfolio. Cash provided from those sources was partially offset by the reduction in income tax obligations. During the second quarter of fiscal 1998 the Company invested approximately $4.4 million to acquire labor productivity technology and distribution rights in a dealer territory. The Company's investment in equipment in the first six months of the fiscal year decreased from its investment in the first six months of the prior year due to the timing of capital projects. The Company anticipates that investment in equipment in fiscal 1998 will be comparable to fiscal 1997.

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

         The Company's actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and market acceptance of new product introductions by the Company and its competitors, competitive pricing pressures, rapid technological change, new competitors entering the market, the dependence on alternate distribution channels, potential effects associated with the century change, the ability to attract and retain sufficient technical personnel, and the dependence on the Company's time and attendance product line and on key vendors, as further described below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, which factors are specifically incorporated by reference herein.

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

       Year 2000. Many currently installed computer systems and software products will not function properly in the year 2000 and beyond. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the century change. Although the Company currently offers software products that are designed to work properly in the year 2000 and beyond, there can be no assurance that the Company's software products contain all necessary date code changes. The Company has warranted, and may in the future warrant, to certain customers that its products will work in the year 2000 and beyond. In addition, the Company has initiated a program to assess the products offered by it, its internal operating systems, and third party products incorporated into or used to develop its products and to develop a timetable for correcting any issues, if necessary. The Company is currently developing a complete cost estimate but does not anticipate that costs associated with this program will be material. However, if the Company's program is not completed on a timely basis, if there is a failure of the products or systems of other companies on which the Company relies for use internally or in its products, if customer demand is reduced due to customers' concerns about year 2000 issues, or if the Company's own products fail in the year 2000 and beyond, there could be a material adverse effect on the Company's business, financial condition or results of operations.

Part II.          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 1998 Annual Meeting of Stockholders of Kronos Incorporated was held on January 30, 1998.

(b) At the Annual Meeting, Messrs. Mark S. Ain, Richard J. Dumler and Samuel Rubinovitz were elected as Class III Directors for three-year terms expiring in 2001. In addition, the Directors whose terms of office continue after the meeting are two Class I Directors: Messrs.
         D. Bradley McWilliams and Lawrence Portner and one Class II Director:
         Messr. W. Patrick Decker. The tabulation of votes for each Director nominee was as follows:

                                         FOR                 WITHHELD
                                      ---------              --------
           Mark S. Ain                7,433,579               165,286
           Richard J. Dumler          7,433,579               165,286
           Samuel Rubinovitz          7,433,556               165,309

(c)      The other items voted upon at the meeting were as follows:

                                                                                                  BROKER
                                                        FOR        AGAINST        ABSTAIN        NON-VOTES
                                                     ---------     -------        -------        ---------
           (i) Approval of an amendment              7,017,025      459,955       100,464          21,421
           to the Company's Restated
           Articles of Organization increasing
           the number of authorized shares
           of Common Stock from
           12,000,000 to 20,000,000 shares

           (ii) Approval of an amendment to          4,648,625    1,817,736       212,071         920,433
           the Company's 1992 Equity
           Incentive Plan (i) increasing from
           1,237,500 to 2,237,500 (subject to
           Adjustments for certain changes in
           the Company's capitalization) the
           Number of shares available for
           Issuance under the Plan; (ii)
           Increasing from 75,000 to 100,000
           (subject to adjustments for certain
           Changes in the Company's
           Capitalization) the number of shares
           for which Awards under the Plan
           may be granted in any calendar
           year to any one employee; and (iii)
           to continue the Plan.

           (iii) Ratification of the selection of    7,585,870        6,290         6,705           -----
           Ernst & Young LLP

Part II.          OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

           3.1  Restated Articles of Organization of the Registrant, as amended

          10.1  1992 Equity Incentive Plan, as amended and restated

          27.1  Financial Data Schedule

(b)       Reports of Form 8-K

          There were no reports on Form 8-K filed during the fiscal quarter ended April 4, 1998.

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

                                                KRONOS INCORPORATED



                                              By  /s/ Paul A. Lacy
                                                      Paul A. Lacy
                                               Vice President of Finance
                                                   and Administration
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)





May 15, 1998

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



    Exhibit
     Number        Description

        3.1      Restated Articles of Organization of the Registrant, as amended

       10.1       1992 Equity Incentive Plan, as amended and restated

       27.1       Financial Data Schedule