Form 10-Q
period 1998-07-04
KRONOS INC
filed 1998-08-14
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                             For the quarterly period ended July 4, 1998

                                                      OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                      to
                              --------------------     ------------------
Commission file number    0-20109
                       -----------
                               Kronos Incorporated
                              ---------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                           04-2640942
     --------------                                          -----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                       400 Fifth Avenue, Waltham, MA 02154
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (781) 890-3232
                                ----------------
              (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                -------- -------

As of August 3,1998, 8,282,811 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             Page

 Item 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the Three
           Months and Nine Months Ended July 4, 1998 and June 28, 1997       1

          Condensed Consolidated Balance Sheets at  July 4, 1998
           and September 30, 1997                                            2

          Condensed Consolidated Statements of Cash Flows for the Three
           Months and Nine Months Ended July 4, 1998 and June 28, 1997       3

          Notes to Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         6

      PART II.        OTHER INFORMATION

      Item 5.         Other Information

      Signatures

      Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                              Three Months Ended             Nine Months Ended
                                                         -----------------------------    ---------------------
                                                             July 4,       June 28,      July 4,       June 28,
                                                              1998           1997         1998          1997
Net revenues:

     Product ...........................................   $   35,080   $   29,106   $    94,952    $    80,945
     Service ...........................................       17,599       14,193        48,772         38,867
                                                           ----------   ----------   -----------    -----------
                                                               52,679       43,299       143,724        119,812
Cost of sales:
     Product ...........................................        8,636        7,964        23,419         21,420
     Service ...........................................       11,440        9,318        32,063         26,103
                                                           ----------   ----------   -----------    -----------
                                                               20,076       17,282        55,482         47,523
                                                           ----------   ----------   -----------    -----------
        Gross profit ...................................       32,603       26,017        88,242         72,289
Expenses:
     Sales and marketing ...............................       17,670       15,015        49,599         41,594
     Engineering, research and development .............        5,334        3,987        14,215         12,125
     General and administrative ........................        3,526        2,905         9,938          8,158
     Other (income) expense, net .......................          159           10           (27)          (102)
                                                           ----------   ----------   -----------    -----------
                                                               26,689       21,917        73,725         61,775
                                                           ----------   ----------   -----------    -----------
        Income before income taxes .....................        5,914        4,100        14,517         10,514
Provision for income taxes .............................        2,259        1,567         5,546          4,016
                                                           ----------   ----------   -----------    -----------
        Net income .....................................   $    3,655   $    2,533   $     8,971    $     6,498
                                                           ==========   ==========   ===========    ===========


Net income per common share:
        Basic ..........................................   $     0.44   $     0.31   $      1.09    $      0.79
                                                           ==========   ==========   ===========    ===========
        Diluted ........................................   $     0.43   $     0.30   $      1.05    $      0.77
                                                           ==========   ==========   ===========    ===========

Average common and common equivalent shares outstanding:
        Basic ..........................................    8,295,670    8,211,414     8,253,562      8,175,900
                                                           ==========   ==========   ===========    ===========
        Diluted ........................................    8,565,933    8,400,787     8,511,634      8,412,587
                                                           ==========   ==========   ===========    ===========

         See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                                 July 4,    September 30,
                                                                                  1998          1997
                                                                                ---------    ---------
ASSETS
Curren Assets:

   Cash and equivalents ....................................................   $  20,503    $  20,698
   Marketable securities ...................................................      23,693       15,530
   Accounts receivable, less allowances for doubtful accounts of $1,052
      at July 4, 1998 and $1,091 at September 30, 1997 .....................      39,155       38,817
   Inventories .............................................................       4,095        4,322
   Deferred income taxes ...................................................       4,277        4,277
   Other current assets ....................................................       8,237        6,539
                                                                               ---------    ---------
          Total current assets .............................................      99,960       90,183
Equipment, net .............................................................      16,405       17,038
Net investment in sales-type leases ........................................       5,464        5,312
Excess of cost over net assets of businesses acquired ......................       9,683        7,855
Other assets ...............................................................      12,069        7,726
                                                                               ---------    ---------
         Total assets ......................................................   $ 143,581    $ 128,114
                                                                               =========    =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................   $  15,577    $  13,217
   Accrued compensation ....................................................       9,337       10,105
   Federal and state income taxes payable ..................................       1,779        3,497
   Unearned service revenue ................................................      25,206       22,209
                                                                               ---------    ---------
         Total current liabilities .........................................      51,899       49,028
Deferred income taxes ......................................................       2,587        2,587
Unearned service revenue ...................................................       7,282        3,523
Other liabilities ..........................................................         393          503
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
      8,310,479 shares and 8,246,453 shares issued at July 4, 1998 and
      September 30, 1997, respectively .....................................          83           82
   Additional paid-in capital ..............................................      28,985       29,770
   Retained earnings .......................................................      54,016       45,045
   Equity adjustment from translation ......................................      (1,268)        (262)
   Cost of Treasury Stock  (11,309 shares and 86,493
      shares at July 4, 1998 and September 30, 1997, respectively) .........        (396)      (2,162)
                                                                               ---------    ---------
         Total shareholders' equity ........................................      81,420       72,473
                                                                               ---------    ---------
         Total liabilities and shareholders' equity ........................   $ 143,581    $ 128,114
                                                                               =========    =========

         See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                  Nine Months Ended
                                                                                 -------------------
                                                                                 July 4,     June 28,
                                                                                  1998         1997
                                                                                 --------    --------
Operating activities:

     Net income .............................................................   $  8,971    $  6,498
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ...................................................      5,448       4,618
             Amortization of deferred software development costs and
                excess of cost over net assets of businesses acquired .......      4,943       3,402
             Changes in certain operating assets and liabilities:
                Accounts receivable, net ....................................     (1,018)     (1,924)
                Inventories .................................................        218      (1,222)
                Unearned service revenue ....................................      6,862       3,311
                Accounts payable, accrued compensation
                    and other liabilities ...................................       (185)      2,827
                Net investment in sales-type leases .........................       (602)     (3,000)
             Other ..........................................................     (1,425)       (415)
                                                                                --------    --------
                    Net cash and equivalents provided by operating activities     23,212      14,095

Investing activities:
     Purchase of equipment ..................................................     (4,936)     (7,485)
     Capitalization of software development costs ...........................     (4,857)     (3,877)
     (Increase) decrease in marketable securities ...........................     (8,163)      1,970
     Acquisitions of businesses .............................................     (6,296)     (1,255)
                                                                                --------    --------
                    Net cash and equivalents used in investing activities ...    (24,252)    (10,647)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
        purchase plans ......................................................      2,343       1,023
     Purchase of treasury stock .............................................     (1,361)        (27)
                                                                                --------    --------
                    Net cash and equivalents provided by financing activities        982         996

Effect of exchange rate changes on cash and equivalents .....................       (137)         (4)
                                                                                 -------    --------
Increase (decrease) in cash and equivalents .................................       (195)      4,440
Cash and equivalents at the beginning of the period .........................     20,698      10,795
                                                                                --------    --------
Cash and equivalents at the end of the period ...............................   $ 20,503    $ 15,235
                                                                                ========    ========

        See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1997. The results of operations for the three and nine month periods ended July 4, 1998 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1997 to permit comparison with fiscal 1998.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended        Nine Months Ended
                                      -----------------------   -----------------------

                                        July 4,     June 28,      July 4,      June 28,
                                        1998          1997         1998         1997
                                      ----------   ----------   ----------   ----------
   Net income (in thousands) ......   $    3,655   $    2,533   $    8,971   $    6,498
                                      ==========   ==========   ==========   ==========


   Weighted average shares ........    8,295,670    8,211,414    8,253,562    8,175,900

Effect of dilutive securities:
   Employee stock options .........      270,263      189,373      258,072      236,687
                                      ----------   ----------   ----------   ----------

   Adjusted weighted average shares
     and assumed conversions ......    8,565,933    8,400,787    8,511,634    8,412,587
                                      ==========   ==========   ==========   ==========

Basic earnings per share ..........   $     0.44   $     0.31   $     1.09   $     0.79
                                      ==========   ==========   ==========   ==========

Diluted earnings per share ........   $     0.43   $     0.30   $     1.05   $     0.77
                                      ==========   ==========   ==========   ==========

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

RESULTS OF OPERATIONS

       REVENUES. Revenues for the third quarter of fiscal 1998 amounted to $52.7 million as compared with $43.3 million for the third quarter of the prior year. Revenues for the first nine months of fiscal 1998 were $143.7 million as compared with $119.8 million for the first nine months of the prior year. Revenue growth was 22% and 20% in the three and nine month periods ended July 4, 1998, respectively, as compared to 19% for each of the comparable periods of the prior year. The revenue growth in the three and nine month periods ended July 4, 1998 was principally driven by customer demand in the domestic market. Also contributing to the revenue growth in the three month period ended July 4, 1998 were revenues of approximately $1.2 million from the Company's Visionware Division that was established in conjunction with the acquisition of the Visionware labor productivity technology in March of Fiscal 1998.

       Product revenues for the third quarter of fiscal 1998 amounted to $35.1 million as compared with $29.1 million for the third quarter of the prior year. Product revenues for the first nine months of fiscal 1998 were $95.0 million as compared with $80.9 million for the first nine months of the prior year. Product revenue growth of 21% and 17% in the three and nine month periods ended July 4, 1998, respectively, increased from 16% and 14% for comparable periods of the prior year. Product revenue growth in the three and nine month periods ended July 4, 1998, was principally driven by customer demand for the Company's Windows and client/server products. Incremental revenues resulting from Visionware product sales also favorably impacted product revenue growth in the three month period ended July 4, 1998. Service revenues for the third quarter of fiscal 1998 amounted to $17.6 million as compared with $14.2 million for the third quarter of the prior year. Service revenues for the first nine months of fiscal 1998 were $48.8 million as compared with $38.9 million for the first nine months of the prior year. Service revenue growth of 24% and 25% in the three and nine month periods ended July 4, 1998, respectively, decreased from 26% and 29% for comparable periods of the prior year. The growth in service revenues reflects an increase in the level of professional services accompanying new sales as well as an increase in maintenance revenue from expansion of the installed base. As the customer installed base continues to grow, management anticipates that service revenue growth rates will gradually become more consistent with product revenue growth rates. Incremental revenues resulting from services accompanying Visionware product sales also favorably impacted service revenue growth in the three month period ended July 4, 1998.

       GROSS PROFIT. Gross profit as a percentage of revenues was 62% and 61% in the three and nine month periods ended July 4, 1998, respectively, as compared with 60% in the comparable periods of the prior year. The improvement in gross profit was evidenced in both product and service gross profit.

       Product gross profit as a percentage of product revenues of 75% in each of the three and nine month periods ended July 4, 1998, increased from 73% and 74%, respectively, for comparable periods of the prior year. The improvement in product gross profit in both periods is primarily attributable to an increased proportion of product revenues generated by software, which typically generates higher gross profit than other product. Service gross profit as a percentage of service revenues of 35% and 34% in the three and nine month periods ended July 4, 1998, respectively, increased from 34% and 33%, respectively, for comparable periods of the prior year. The improvement in service gross profit in both periods is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by more fully leveraging service resources and improving the efficiency of the system implementation process.

       EXPENSES. Total operating expenses as a percentage of revenues were 51% in each of the three and nine month periods ended July 4, 1998, as compared to 51% and 52%, respectively, in the comparable periods of the prior year. Sales and marketing expenses as a percentage of revenues were 34% and 35% in the three and nine month periods ended July 4, 1998, respectively, as compared to 35% in the comparable periods of the prior year. Engineering expenses as a percentage of revenues were 10% in each of the three and nine month periods ended July 4, 1998, as compared to 9% and 10%, respectively, in the comparable periods of the prior year. Engineering expenses of $5.3 million and $4.0 million in the third quarter of fiscal 1998 and 1997, respectively, are net of capitalized software development costs of $1.8 million and $1.3 million, respectively. Engineering expenses of $14.2 million and $12.1 million in the first nine months of fiscal 1998 and 1997, respectively, are net of capitalized software development costs of $4.9 million and $3.9 million, respectively. The growth in engineering, research and development expenses results primarily from efforts to standardize products and the development of new products in the client/server environment.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of July 4, 1998, amounted to $48.1 million as compared with $41.2 million at September 30, 1997. As of those dates, cash and equivalents and marketable securities amounted to $44.2 million and $36.2 million, respectively. Cash generated from operations increased to $23.2 million in the first nine months of fiscal 1998 from $14.1 million in the first nine months of the prior year, principally due to increased earnings and unearned service revenues as well as increases in depreciation and amortization charges. Cash provided from those sources was partially offset by cash used for payment of income tax obligations and compensation accruals. During fiscal 1998 the Company used $6.3 million of cash for payments related to the acquisition of businesses including an investment of approximately $4.4 million to acquire labor productivity technology and distribution rights in a dealer territory. The Company's investment in equipment in the first nine months of the fiscal year decreased from its investment in the first nine months of the prior year due to the timing of capital projects. Management expects the lower level of capital spending as compared to the prior year to continue in the fourth quarter of fiscal 1998.

       Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment and software development costs over the remainder of its fiscal year with available cash and operating cash flow generated in fiscal 1998.

YEAR 2000

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

       DEPENDENCE ON ALTERNATE DISTRIBUTION CHANNELS. The Company markets and sells its products through its direct sales organization, independent dealers and OEMs. For the fiscal year ended September 30, 1997, approximately 22% of the Company's revenues were generated through sales to dealers and OEMs. Reduction in the sales efforts of the Company's major dealers and/or OEMs, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

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

Part II.       OTHER INFORMATION

Item 5.   Other Information

               Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company not later than August 14,1998 in order to be considered for inclusion in the Company's proxy materials for that meeting.

               The Company's Amended and Restated By-Laws also establish an advance notice procedure with respect to stockholder nomination of candidates for election as Directors. A Notice regarding stockholder nominations for Director must be received by the Company not less than 60 days nor more than 90 days prior to the applicable stockholder meeting, provided, however, that in the event the date of the meeting is not publicly announced by the Company by mail, press release or otherwise more than 70 days prior to the meeting, the notice must be received by the Company not later than the tenth day following the day on which such announcement of the date of the meeting is made. Any such notice must contain certain specified information concerning the persons to be nominated and the stockholder submitting the nomination, all as set forth in the By-Laws. The presiding officer of the meeting may refuse to acknowledge any Director nomination not made in compliance with such advance notice requirements. The Company has not yet publicly announced the date of the 1999 Annual Meeting.

               Stockholder proposals intended to be presented at the Company's 1999 Annual Meeting that are not submitted pursuant to Exchange Act Rule 14-8 or are not stockholder nominations of candidates for election as Directors must be received by the Company no later than October 28, 1998.

               Stockholder   proposals   should  be  mailed  to  Clerk,   Kronos
               Incorporated, 400 Fifth Avenue, Waltham, Massachusetts 02451.

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

                                                KRONOS INCORPORATED




                                                By   /s/ Paul A. Lacy
                                                         Paul A. Lacy
                                                  Vice President of Finance
                                                      and Administration
                                                  (Duly Authorized Officer and
                                                   Principal Financial Officer)





August 14, 1998

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



    Exhibit
     Number        Description

      27.1       Financial Data Schedule