Form 10-K405
period 1998-09-30
KRONOS INC
filed 1998-12-11
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
                                   Act of 1934
For the transition period from                 to


Commission file number               0-20109

                               Kronos Incorporated
            (Exact name of registrant as specified in its charter)

     Massachusetts                                      04-2640942
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

      400 Fifth Avenue, Waltham MA                        02451
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (781) 890-3232

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

                           Non-Affiliate Voting                  Aggregate
    Date                    Shares Outstanding                  Market Value
November 30, 1998              7,725,826                        $334,141,975

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Date                         Class                   Outstanding Shares
                        Common Stock, $0.01 par
November 30, 1998          value per share                   8,352,889

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's definitive proxy statement dated December 11, 1998 for the Annual Meeting of Stockholders to be held on January 29, 1999 (Part III - Items 10,11,12 and 13).

                                                      PART I

Item 1.  Business

         Kronos Incorporated (the "Company" or "Kronos") was organized in 1977 as a Massachusetts corporation. The Company designs, develops, manufactures and markets frontline labor management systems that enhance productivity in the workplace. Frontline labor management systems capture, process and deliver information about employees' time and activities. The Company has expanded its business from the collection and processing of employee time and labor data to the development of frontline labor management systems. Kronos' software processes data for a wide range of activities including time and attendance, employee scheduling, plant operations management, and decision support. Kronos(R) systems capture time and work-related information from employees in the workplace utilizing a variety of data collection technologies including intelligent data collection terminals that the Company manufactures. In addition, the systems can interface with related applications and technologies at many points throughout the enterprise to enable management to optimize their labor resources. The Company collaborates with industry leading application vendors that market products that are synergistic to Kronos solutions. These collaborations include SAP, Oracle, PeopleSoft, Baan, Honeywell, Infinium, J.D. Edwards, Lawson Software and SMS.

Products and Services

         Kronos provides frontline labor management systems that capture, process and deliver information about employees' time and activities. Kronos' products include fully integrated software and intelligent data collection terminals that capture time and work-related data, as well as complementary integrated software designed to expand the functions of its core products. The Company's frontline labor management systems are designed for a wide range of businesses from single-user to large multi-site enterprises. In addition, the Company maintains an extensive professional service and technical support organization that is responsible for maintaining systems and providing professional and educational services. To date, the majority of the Company's revenues and profits have been derived from its time and attendance applications and related products and services.

Frontline Labor Management Systems

         Kronos' frontline labor management systems are designed to operate independently or to interface with third party systems. The software incorporated in Kronos' systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve. Currently, the Company offers various releases of its time and attendance software that run in desktop or client/server environments. The Company's client/server time and attendance system runs on Windows 95 and Windows NT, and supports a variety of standard databases including Oracle, Informix and Microsoft SQL Server. The Company also offers frontline labor management systems that run on the IBM AS/400 platform.

         Kronos provides a wide range of data collection options to accommodate various work environments and markets, and to satisfy the price/performance requirements of its customers. The Company manufactures a family of intelligent data collection terminals that collect time and attendance and factory-floor data via keypad, bar code readers, lasers and charged coupled device ("CCD") scanners. Terminal choices include wall-mounted, desk-mounted and hand-held devices that are available in various sizes and models, some of which are designed to operate in harsh environments. The Company also offers desktop computer and telephone based data collection options.

         The Company believes that the functions and features of its time and attendance products, its ability to offer frontline labor management systems that accommodate specific vertical markets, and the flexibility of its data collection options provide it with an important advantage over its competition.

Major Systems

         The major systems currently offered by the Company include:

Time and Attendance Systems. The Company's desktop, workgroup and enterprise Timekeeper(R) systems are designed to reduce payroll preparation time, consistently apply payroll rules, improve labor scheduling and control labor costs. These systems automatically calculate employee hours data according to the payroll policies of the individual customer and are user-configurable. Information is consolidated within a number of standard labor management reports such as absenteeism, tardiness, projected overtime, on-premises and budget versus actual costs. The Company's client/server system offers open database connectivity and powerful query and reporting tools. The Company's time and attendance systems work in conjunction with a variety of data collection methods described above.

Shop Floor Data Collection Systems. The ShopTrac(R) Data Collection System and Timekeeper/AS Labor Data Collection System consists of a suite of software applications and intelligent data collection terminals used for plant operations management. They are designed for discrete manufacturers that build product in a series of operations and repetitive manufacturing. The systems capture labor and material data to provide real-time information on labor allocation for the measurement of costs, quality control and the status of work-in-process for communication to Enterprise Resource Planning (ERP) systems and Manufacturing Execution Systems (MES), thereby extending the value of those systems.

Labor Decision Support Systems. The Visionware(R) product consists of a suite of labor productivity tools that synthesizes information from disparate information systems such as billing, payroll and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, can enable management to monitor and analyze labor productivity.

Employee  Scheduling  System.  The Kronos Smart  Scheduler(TM)  can forecast the level of activity a location can expect by analyzing key business volume indicators and then apply the appropriate work standards to generate the optimum staffing level required for the expected level of business. The product combines this data along with detailed employee information about skill level, availability, seniority and work preferences to produce a complete and detailed work schedule. This information can be automatically integrated with the Kronos time and attendance system enabling management to evaluate key performance indicators.

Complementary Products

         The Company offers optional application software and other products designed to expand and enhance the range of functions performed by its systems. Such products include the following:

Time Bank Module. Software that provides an interface to most major payroll service bureau software and also supports interfaces to major human resources and automated scheduling systems. The Company purchases this product from a third party.

Accruals Module. Software that provides the ability to efficiently administer a flexible program of earned time. The product automatically records hours earned for personal, vacation, sick and other company-defined benefit time.

Attendance Tracker Module. Software that systematically records and documents all types of employee absences and provides for attendance and performance data to be reported in detail or summary reports. The Company licenses this product from a third party.

TeleTime(R) System. System that allows customer telephones to serve as data input devices. This product incorporates technology that is licensed from a third party.

Imagekeeper(R) System. System that utilizes high-resolution video imaging to create and store digital photographs and signatures of employees.

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

Marketing and Sales

         Kronos markets and sells its products to the mid-market and enterprise markets in the United States and other countries through its direct sales and support organization and through independent dealers. In addition, to serve smaller businesses, the Company has a joint marketing agreement with ADP, Inc. ("ADP"). Under the terms of the agreement, ADP markets a proprietary version of the Company's PC-based time and attendance software, together with data collection terminals manufactured by the Company. Reduction in the sales efforts of the Company's major dealers and/or original equipment manufacturers (OEMs), or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

         The Company recognizes that the information needs of businesses in various industries continue to be increasingly specialized and sophisticated. As a result, the Company's marketing and field sales personnel are organized into industry specific divisions. These divisions focus on the needs of the manufacturing, healthcare, retail/hospitality and government/education markets. These divisions operate with the following objectives:

   o To gain expertise in their respective industry environments and pursue opportunities for growth and product leadership.

   o To focus engineering and marketing resources on industry specific product development efforts required to deliver products and services that meet those industry needs.

   o  To develop long-term business relationships with select industry partners.

   o  To educate and train sales staff as industry specialists.

         Focusing  on  industry  specific  divisions  permits  Kronos  to better
understand   the  needs  of  its  customers  and  to  respond   quickly  to  the
opportunities presented by these markets.

Direct Sales Organization

         The Company has 38 direct sales and support offices located in the United States. In addition, the Company has two sales and support offices located in Canada, two in the United Kingdom, one in Mexico, two in South Africa, three in Australia and one in Brazil. Each direct sales office covers a defined territory, and has sales and support functions.

         For the fiscal years ended September 30, 1998, 1997 and 1996, the Company's international subsidiaries generated net revenues of $14.9 million, $13.6 million and $8.0 million, respectively. Total assets at these locations for these periods were $12.1 million, $10.7 million and $7.3 million, respectively.

Dealers

         Kronos also markets and sells its products through independent dealers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support and installation services for Kronos' products. There are presently approximately 27 dealers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. dealers for the years ended September 30, 1998, 1997 and 1996 were $26.9 million, $22.7 million, and $21.8 million, respectively. Kronos also has dealers in Argentina, Brazil, Canada, Chile, Columbia, Guam, Guyana, Guatemala, Hong Kong, Jamaica, Lebanon, Malaysia, Mexico, Netherland Antilles, New Zealand, Norway, Panama, Philippines, Puerto Rico, Singapore, Venezuela and the West Indies. Sales to independent international dealers were not material in any of the fiscal years. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.

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

Product Development

         The Company's product development efforts are focused on enhancing and increasing the performance of its existing products and developing new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. During fiscal 1998, 1997 and 1996, Kronos' engineering, research and development expenses were $19.7 million, $16.5 million and $13.6 million, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

 Competition

         The Company, which operates within the frontline labor management industry, provides time and attendance, data collection and labor management solutions that can enable businesses to optimize their labor resources. The industry is highly competitive. Competition is increasing as competitors in related industries, such as human resources management, payroll processing and ERP enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Although the Company believes it has certain technological and other advantages over its current competitors, maintaining those advantages will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

         The Company competes primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance market, the Company competes against firms that sell automated time and attendance products to many industries, against firms that focus on specific industries, and against firms selling related products, such as payroll processing, human resources management, or ERP systems.

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

         The Company has registered trademarks for Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper
Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start.Time, Keep.Trac, Solution In A Box, Visionware and the Company's logo in the United States. In addition, certain trademarks have been obtained or are in process in various foreign countries.

         The Company purchases the Time Bank payroll interface and other software from a single vendor for resale in certain of its frontline labor management systems. Although the Company believes its relationship with this vendor is good, any interruption or termination of the Company's right to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software to perform this function. Although the Company believes it would be able to produce its own interface software, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

Manufacturing and Sources of Supply

         The  duplication  of  the  Company's   software  and  the  printing  of
documentation are outsourced to suppliers. The Company currently has two suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. The Company's data collection terminals are assembled from the printed circuit board level in its facility in Chelmsford, Massachusetts. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results.

Employees

         As of November 30, 1998, the Company had 1,538 employees. None of the Company's employees is represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.

Item 2.  Properties

         The Company leases approximately 75,000 square feet at its headquarters in Waltham, Massachusetts and leases 49 sales and support offices located throughout North America, Europe, Africa, Australia and South America. The Company also leases a total of approximately 165,000 square feet in two facilities located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these facilities. The Company's aggregate rental expense for all of its facilities in fiscal 1998 was approximately $6.5 million. The Company considers its facilities to be adequate for its current requirements and that additional space will be available as needed in the future.

Item 3.  Legal Proceedings

         From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      Executive Officers of the Registrant

Name                   Age    Position

Mark S. Ain            55     Chief Executive Officer  and Chairman of the Board

W. Patrick Decker      51     President, Chief Operating Officer

Aron J. Ain            41     Vice President, Worldwide Sales and Service

Paul A. Lacy           51     Vice President, Finance and Administration,
                               Treasurer and Clerk

Laura L. Woodburn      51     Vice President, Engineering

Lloyd B. Bussell       53     Vice President, Manufacturing

Laurel Giarrusso       49     Vice President, Business Planning and Development

James Kizielewicz      39     Vice President, Marketing

Sally J. Wallace       48     Vice President, General Counsel


         Mark S. Ain, a founder of the Company, has served as Chief Executive Officer and Chairman since its organization in 1977. He also served as President from 1977 until October, 1996. Mr. Ain is the brother of Aron
J. Ain, Vice President, Worldwide Sales and Service of the Company.

         W. Patrick Decker served as Vice President, Marketing and Field Operations from 1982 until October, 1996, when he was appointed President and Chief Operating Officer. Mr. Decker was elected to the Board of Directors in January, 1997.

         Aron J. Ain served as Vice President, Sales and Service from 1988 until October, 1996, when he was appointed Vice President, Marketing and Worldwide Field Operations. In November, 1998, his title changed to Vice President, Worldwide Sales and Service. Mr. Ain is the brother of Mark S. Ain, Chief Executive Officer and Chairman.

         Paul A. Lacy has been Vice President, Finance and Administration, Treasurer and Clerk since 1988.

         Laura L. Woodburn has served as Vice President, Engineering since November, 1996. She held various positions at Digital Equipment Corporation from 1979 to 1996, most recently serving as Vice President of the Storage Big Business segment.

         Lloyd B.  Bussell  has served as Vice  President,  Manufacturing  since
1987.

         Laurel Giarrusso has served in a variety of positions at the Company from 1979 until her appointment as Vice President, Business Planning and Development in January, 1997.

         James Kizielewicz has served in a variety of capacities at the Company from 1981 until his appointment as Vice President, Marketing in January, 1997.

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

                                                      PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 1998 and 1997. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   1998
                            ----------------------------------------------------
Fiscal                                High                       Low
--------------------------- ------------------------- --------------------------
First quarter                       $34 1/8                    $19 1/4
Second quarter                       37 5/8                     28 5/8
Third quarter                        37 1/2                     30 3/4
Fourth quarter                       40                         34

                                                    1997
                            ----------------------------------------------------
Fiscal                                High                       Low
--------------------------- ------------------------- --------------------------
First quarter                        $32 1/2                    $24 1/8
Second quarter                        35 3/4                     22 1/2
Third quarter                         28 3/4                     16 1/4
Fourth quarter                        28 1/2                     20 5/8

HOLDERS

On November 30, 1998 there were approximately 3,000 shareholders of record of the Company's common stock.

DIVIDENDS

The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

Item 6. Selected Financial Data

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Highlights                           In thousands, except share data

                                                    Year Ended September 30,
                                    ---------------------------------------------------
                                      1998       1997       1996       1995       1994
                                    --------   --------  ---------   --------  --------
Operating Data:
     Net revenues ...............   $202,469   $170,538   $142,957   $120,373   $92,919
     Net income .................   $ 14,720   $ 11,272   $ 11,425   $  8,398   $ 4,892

     Net income per common share:
         Basic ..................   $   1.78   $   1.38   $   1.42   $   1.07   $  0.64
         Diluted ................   $   1.73   $   1.34   $   1.37   $   1.03   $  0.62

Balance Sheet Data:
     Total assets ...............   $160,775   $128,114   $104,866   $ 78,518   $60,284



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

Results of Operations

Revenues. Revenues amounted to $202.5 million, $170.5 million and $143.0 million in fiscal 1998, 1997 and 1996, respectively. Annual revenue growth amounted to 19% in each of the respective fiscal years. Revenue growth in fiscal 1998 was principally the result of customer demand driving an increase in sales volume through the Company's domestic direct and dealer distribution channels. In fiscal 1998, the Company substantially completed its product transition from DOS and UNIX platforms to the Windows and client/server environment. The Company experienced strong growth of its sales of its Windows and client/server systems as well as services accompanying those sales. This growth more than offset lower than anticipated revenues from the Company's international subsidiaries and dealers.

Product revenues amounted to $135.2 million, $116.2 million and $101.0 million in fiscal 1998, 1997 and 1996, respectively. Product revenues grew by 16% in fiscal 1998 and 15% in fiscal 1997 and 1996. Product revenue growth in all fiscal years was principally the result of customer demand. More specifically, growth in fiscal 1998 was principally the result of customer demand driving an increase in sales of the Company's Windows and client/server products. As a result of the strength of sales of Windows and client/server systems, the software component of product sales increased to 45% of total product sales in fiscal 1998 as compared to 38% in fiscal 1997 and 1996. In fiscal 1997 product revenue growth was driven by an increase in sales of the Company's Windows and client/server products as well as hardware and ancillary products that accompany the sale of software systems.

Service revenues amounted to $67.3 million, $54.4 million and $42.0 million in fiscal 1998, 1997 and 1996, respectively. Service revenues grew by 24% in fiscal 1998 and 29% in fiscal 1997 and 1996. Service revenues amounted to 33%, 32% and 29% of total revenues in fiscal 1998, 1997 and 1996, respectively. The growth in service revenues in all periods reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to that installed base, as well as an increase in the level of maintenance contracts and professional services accompanying new sales. As the customer-installed base continues to grow, management anticipates that service revenue growth rates will gradually become more consistent with product revenue growth rates.

International revenues, which include revenues from the Company's international subsidiaries and sales to independent international dealers, grew 4% in fiscal 1998 to $16.0 million from $15.4 million in fiscal 1997. International revenues in fiscal 1996 were $10.4 million. International revenues amounted to 8% of total revenues in fiscal 1998 as compared to 9% and 7% of total revenues in fiscal 1997 and 1996, respectively. The growth in international revenues in fiscal 1998 was lower than management's expectations. The shortfall in international revenues was primarily attributable to the Company's initiatives to strengthen subsidiary management and to position the subsidiaries' sales organizations to better penetrate their respective markets. In addition, the international revenue growth rate in fiscal 1998 was also unfavorably impacted by the Asian/Pacific economic recession and related fluctuations in foreign currencies. The growth in international revenues experienced in fiscal 1997 principally reflected the results of the Company's fiscal 1996 acquisition of distribution rights to certain international sales territories previously held by certain independent dealers of the Company.

Gross Profit. Gross profit as a percentage of revenues was 62% in fiscal 1998 and 61% in fiscal 1997 and 1996. The improvement in gross profit as a percentage of revenues in fiscal 1998 was attributable to increases in both product and service gross profit. Product gross profit as a percentage of product revenues was 76% in fiscal 1998 and 74% in fiscal 1997 and 1996. The improvement in product gross profit in fiscal 1998 as compared to fiscal 1997 and 1996 was primarily attributable to a change in the mix of product sold. As described above, the Company's product revenue in fiscal 1998 was derived from sales of systems in which software, which typically generates higher gross profit, was a significantly higher proportion of product revenues. Management anticipates that fiscal 1999 product gross margin will continue to be positively impacted by the increased proportion of software sales to total product sold.

Service gross profit as a percentage of service revenues was 34%, 33% and 31% for fiscal 1998, 1997 and 1996, respectively. The increase in service gross profit in all periods is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. In fiscal 1998 this was accomplished by more fully leveraging service resources and improving service efficiencies by re-engineering the system implementation process. The increase in service gross profit in fiscal 1997 and 1996 was accomplished by the implementation of programs which focus on revenue enhancement for services provided, as well as improved efficiency in the delivery of such services.

Expenses. Expenses as a percentage of revenues were 50% in fiscal 1998 and 1997, and 48% in fiscal 1996. Sales and marketing expenses were $68.0 million, $57.9 and $45.6 million in fiscal 1998, 1997 and 1996, respectively. The increase in sales and marketing expenses in all periods relates to increased business volume. Sales and marketing expenses as a percentage of sales were 34% in fiscal 1998 and 1997, and 32% in fiscal 1996. The increase in sales and marketing expenses as a percentage of revenues in fiscal 1998 and 1997 as compared to fiscal 1996 is principally attributable to management's decision to invest in new products and programs, none of which were individually material, in order to position the Company to better penetrate and/or pursue new market opportunities.

Engineering, research and development expenses were $19.7 million, $16.5 million and $13.6 million in fiscal 1998, 1997 and 1996, respectively. These expenses are net of capitalized software development costs of $6.6 million, $5.2 million and $4.0 million, respectively. Engineering, research and development expenses as a percentage of revenues were 10% in fiscal 1998 and 1997, and 9% in fiscal 1996. The growth in engineering, research and development expenses in all periods resulted principally from the development of new products in the client/server and Windows environment. Also contributing to the growth in expenses in fiscal 1998 was the Company's efforts to standardize products for the purpose of increasing the efficiency of product development. Increased spending on software development costs reflects the Company's commitment to further enhance existing products, making them easier to use, and on new product development. Management anticipates that engineering, research and development expenses as a percentage of revenues will increase in fiscal 1999 as the Company continues new product development efforts.

General and administrative expenses were $13.8 million, $11.6 million and $9.9 million in fiscal 1998, 1997 and 1996, respectively. As a percentage of revenues, general and administrative expenses were 7% in each of the respective fiscal years.

Other expense, net amounted to less than 1% of revenues in fiscal 1998, 1997 and 1996. Other expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company that is offset by interest income earned on its investments.

Income Taxes. The provision for income taxes as a percentage of pretax income was 40% in fiscal 1998, 38% in fiscal 1997 and 39% in fiscal 1996. The increase in the effective income tax rate in fiscal 1998 is primarily attributable to an increase in net operating losses of foreign subsidiaries for which no benefit has been recognized.

Liquidity and Capital Resources

Working capital as of September 30, 1998 amounted to $45.1 million as compared with $41.2 million at September 30, 1997. Cash and equivalents, marketable securities and investments at those dates amounted to $51.8 million and $36.2 million, respectively.

Cash provided by operations increased to $36.2 million in fiscal 1998 from $18.9 million in fiscal 1997. Cash provided by operations amounted to $23.9 million in fiscal 1996. The increase in operating cash flows in fiscal 1998 is primarily attributable to an increase in earnings, unearned service revenues and compensation accruals, as well as better management of accounts receivable from trade customers. Also contributing to the increase in operating cash flows were non-cash charges related to depreciation and amortization. The decrease in operating cash flows in fiscal 1997 was primarily due to an increase in accounts receivable related to year-end sales volume.

Cash provided by operations was more than sufficient to fund investments in equipment and capitalized software development costs in fiscal 1998, 1997 and 1996. In addition, cash provided by operations in fiscal 1998 funded the Company's acquisition of labor productivity technology as well as payments related to acquisitions of dealer territories. Investments in equipment in fiscal 1998, 1997 and 1996 totaled $6.3 million, $8.7 million and $9.6 million, respectively. Management anticipates that investment in capitalized software development costs and equipment in fiscal 1999 will increase as compared to fiscal 1998. The increase will be the result of the Company's investment in product enhancements and equipment to support development efforts, as well as investments in information systems to improve and support operations. The Company expects to finance these investments from available cash and operating cash flow generated in fiscal 1999.

Under the Company's stock repurchase program initiated during fiscal 1997, the Company has repurchased 77,500 and 90,000 common shares in fiscal 1998 and 1997, respectively, at a cost of $2.7 million and $2.3 million, respectively. The common shares repurchased under the program are used for the Company's employee stock option plans and employee stock purchase plan.

Adjustments resulting from the translation of the Company's net investments in its foreign subsidiaries are made directly to a separate component of stockholders' equity. As a result of significant fluctuations in foreign currency exchange rates and increases in its net investments, the Company recorded a $.9 million adjustment to stockholders' equity in fiscal 1998. Adjustments in fiscal 1997 and 1996 were not material.

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

Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for frontline labor management systems. The Company's future success will depend largely on its ability to enhance its existing product lines and to develop new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance.

Competition. The frontline labor management industry is highly competitive. Competition is increasing as competitors in related industries, such as human resources management, payroll processing and ERP, enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

Dependence on Alternate Distribution Channels. The Company markets and sells its products through its direct sales organization, independent dealers and OEMs. For the fiscal year ended September 30, 1998, approximately 20% of the Company's revenue was generated through sales to dealers and OEMs. Reduction in the sales efforts of the Company's major dealers and/or OEMs, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

Year 2000. The Company has an executive level steering committee to identify and resolve Year 2000 issues associated with the Company's internal systems (both information technology ("IT") and non-IT), the Company's own products and services, the status of third party products distributed by the Company to its customers as well as the Year 2000 readiness of the Company's suppliers. The Company has completed an assessment of all of its principal IT systems, which include manufacturing, distribution, customer service and financial systems. The Company has, with the assistance of an outside consultant, tested its principal internal enterprise resource planning (ERP) system and believes it to be year 2000 compliant. This ERP system includes order entry, material resource planning, master production scheduling, purchasing, shipping and financial systems. The Company has identified Year 2000 issues in other less significant IT systems, and expects to resolve those issues, by replacements and/or upgrades, by mid-1999. The Company is currently performing an assessment of certain non-IT systems and expects that assessment to be completed by mid-1999. Examples of these non-IT systems include telephone systems and stand alone shop-floor test equipment. The Company does not plan to assess specifically its facility management systems, or the external forces such as utility or transportation Year 2000 compliance failures that might generally affect industry and commerce. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in these internal systems.

The Company's Year 2000 compliance plan includes designing its current products to meet the Company's definition of "Year 2000 Compliant" and testing the most recent versions of its products to determine whether they meet that definition. Testing of products currently manufactured by the Company is approximately 75% completed and is expected to be finished by January 1999. The Company has warranted, and may in the future warrant to certain customers that its products will work in the Year 2000 and beyond. Generally, for products that have been identified to date as needing upgrades/new versions to address Year 2000 issues, the Company has those upgrades/new versions available to customers for purchase or under maintenance agreements. Some of the Company's customers are using products and/or product versions that the Company has not tested, and does not support, for Year 2000 compliance. The Company is encouraging these customers to migrate to current products/versions that meet the Company's Year 2000 compliance definition. It is possible that the Company may experience increased expenses in addressing migration issues for these customers. In addition, the Company does not intend to test any of its custom software products for Year 2000 compliance.

For third party products that the Company distributes with its products, the Company has sought information and assurances from the manufacturers concerning those products' Year 2000 compliance status. The Company expects to complete its assessment of those third party products early in 1999.

Despite the testing of its own products and efforts to obtain assurances on third party products, errors or defects in such products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially affect the Company's business, results of operations, or financial condition. In addition, the unprecedented nature of potential litigation regarding Year 2000 compliance issues makes it uncertain whether the Company will be affected by such litigation.

The Company has completed its systematic inquiry of key suppliers to assess their Year 2000 readiness. The Company is not aware of any problems that would materially affect its business, results of operations or financial condition, but the Company has no means of ensuring that assurances received from such suppliers are accurate. The inability of such suppliers to meet Year 2000 requirements could materially impact the ability of the Company to procure material from these suppliers and to meet its obligations to supply products to its customers.

The Company does not currently have any information concerning the Year 2000 compliance status of its customers. As with other similarly situated companies, if the Company's current or future customers fail to achieve Year 2000 compliance or if they divert expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially affected.

The Company has not yet developed a contingency plan on Year 2000 readiness. The Company is currently assessing the need for such a plan and anticipates completing that assessment by mid-1999.

The costs associated with the Company's Year 2000 plan have been funded from operating cash flows and have been charged to operations. To date, the Company has incurred approximately $.3 million of incremental costs and expects, on a cumulative basis, total costs to be approximately $.5 million to address its internal IT and non-IT systems. Those costs, and the costs to accomplish the other elements of the Company's Year 2000 plan, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows. The cost of completing the Year 2000 plan and the date on which the Company believes the plan will be complete are based upon management's best estimates derived by using numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and the actual results may differ materially from those anticipated. Specific factors that might cause these differences include without limitation, the availability and cost of personnel trained in this area, the ability to make timely and appropriate adjustments to all relevant computer codes and similar uncertainties.

Attracting and Retaining Sufficient Technical Personnel for Product Development, Support and Sales. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.

Dependence on Time and Attendance Product Line. To date, more than 90% of the Company's revenues have been attributable to sales of time and attendance systems and services and the Company expects that to continue in the next fiscal year. Competitive pressures or other factors could cause the Company's time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of the Company's operations.

Reliance on Key Vendors. The Company depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted. Also, certain parts and components used in the Company's hardware products are purchased from single vendors. The Company has chosen to source these items from single vendors because it believes that the vendor chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results. In addition, the Company purchases payroll interface and other software from a single vendor for resale in certain of its frontline labor management systems. Although the Company believes its relationship with this vendor is good, any interruption or termination of the Company's rights to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software to perform this function. Although the Company believes it would be able to produce its own payroll interface software, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The fair value of the Company's investment portfolio and related interest income would not be materially impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio and the relative insignificance of interest income to consolidated pre-tax income, respectively. In addition, the Company has classified all of its marketable securities and investments as "held to maturity" which does not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 1998, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 4 through 6 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on January 29, 1999 under the caption "Election of Directors."

Item 11. Executive Compensation

         Incorporated by reference from pages 6 through 11 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on January 29, 1999 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from pages 2 through 3 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on January 29, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Related Transactions

  (a) The following are filed as a part of this report:

    1.  Financial Statements                                                Page

           Consolidated Statements of Income for the Years Ended            F-1
             September 30, 1998, 1997 and 1996

           Consolidated Balance Sheets as of September 30, 1998 and 1997    F-2

           Consolidated Statements of Changes in Shareholders' Equity for
             the Years Ended September 30, 1998, 1997 and 1996              F-3

           Consolidated Statements of Cash Flows for the Years Ended
             September 30, 1998, 1997 and 1996                              F-4

           Notes to Consolidated Financial Statements                       F-5

           Report of Ernst & Young LLP, Independent Auditors                F-20

    2.  Financial Statement Schedule

           II - Valuation and Qualifying Accounts                           F-21

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3.  Exhibits

Exhibit
  No.             Description

 3.1(10)        Restated Articles of Organization of the Registrant, as amended.
 3.2*           Amended and Restated By-laws of the Registrant.
 4*             Specimen Stock Certificate.
10.1*(11)       1986A Stock Option Plan.
10.2(10)(11)    1992 Equity Incentive Plan, as amended and restated.

Exhibit
  No.                      Description

10.3(9)(11)   1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)       Lease dated November 16, 1993, between Teachers Realty Corporation and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(5)       Lease dated August 8, 1995,  between  Principal  Mutual Life
              Insurance Company  and the  Registrant,  relating to premises leased in  Chelmsford,  MA.
10.6(8)       Fleet Bank Letter  Agreement and Promissory  Note dated January 1,
              1997,relating to amendment of $3,000,000 credit facility.
10.7(2)(12)   Software License and Support and Hardware Purchase Agreement dated
              April 2,1993, between ADP, Inc. and the Registrant.
10.7.1(7)(12) Amendments  dated July 22, 1996 to Software License and Support and Hardware Purchase Agreement dated April 2, 1993, between ADP,
              Inc. and the Registrant.
10.8*         Sales Agreement dated December 6, 1990, between Integrated Design,
              Inc. and the Registrant.
10.8.1(6)     Amendment dated November 2, 1995 to Sales Agreement dated December
              6, 1990,  between  Integrated Design, Inc. and the Registrant.
10.9(3)(12)   Acquisition  Agreement  dated  November 2, 1993 between  Interboro
              Systems  Corporation  and the Registrant.
10.10*        Form of Indemnity Agreement  entered  into  among the  Registrant and Directors of the Registrant.  10.11(1) Lease dated November 9,
              1992, as amended, between John Hancock Mutual Life Insurance
              Company and the Registrant, relating to premises leased in
              Waltham, MA.
10.11.1(6)    Amendment dated January 1, 1996 to Lease dated November 9, 1992, as amended, between John Hancock  Mutual Life  Insurance  Company and the  Registrant, relating to premises leased in Waltham, MA.
10.11.2(8)    Amendment  dated  October 11, 1996 to Lease dated  November 9,
              1992, as amended,  between John Hancock  Mutual Life Insurance
              Company and the  Registrant,  relating  to premises  leased in
              Waltham, MA.
10.12(4)      Agreement of  Reorganization  among Kronos  Incorporated;
              Kronos S/T  Corporation,  ShopTrac  Data  Collection  Systems,
              Inc.,  Thomas J. O'Malia and Mark J.  MacWhirter,  dated March
              31, 1994.
21            Subsidiaries of the Registrant.
23            Consent of Independent Auditors.
27            Financial Data Schedule.

     * Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 (File No. 33-47383).

     (1) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1992.

     (2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1993.

     (3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

     (4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 2, 1994.

     (5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30,1995.

     (6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996.

     (7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1996.

     (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 28, 1996.

     (9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 29, 1997.

    (10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 4, 1998.

    (11) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

    (12) Confidential treatment was granted for certain portions of this agreement.

     (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this report.

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box, Visionware and the Company's logo are registered trademarks of the Company. DKC/Datalink, Timekeeper Web, HyperFind, Kronos 2100, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Community Computer, Tempo and the Tempo logo are trademarks of the Company. IBM is a registered trademark of, and AS and AS/400 are trademarks of, International Business Machines Corporation Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Time Bank is a registered trademark of Integrated Design Inc. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively by X/Open Company Ltd. VMS is a registered trademark of Digital Equipment Corporation. Microsoft, Windows, and Windows 95 are registered trademarks of, and Windows NT is a trademark of, Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Informix is a registered trademark of Informix Software, Inc. PeopleSoft is a registered trademark of PeopleSoft, Inc. Baan is a trademark of Baan Development B.V. Honeywell is a registered trademark of Honeywell, Inc. J.D. Edwards is a registered trademark of J.D. Edwards and Company. Lawson is a registered trademark of Lawson Associates, Inc. SAP is a trademark of SAP AG.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 1998.

                              KRONOS INCORPORATED

                              By /s/ MARK S. AIN
                                     Mark S. Ain
                                     Chief Executive
                                     Officer and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 1998.

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


     /s/  W. PATRICK DECKER                   Director, President and Chief
          W. Patrick Decker                   Operating Officer


     /s/  RICHARD J. DUMLER                   Director
          Richard J. Dumler


     /s/  D. BRADLEY McWILLIAMS               Director
          D. Bradley McWilliams


     /s/  LAWRENCE PORTNER                    Director
          Lawrence Portner


     /s/  SAMUEL RUBINOVITZ                   Director
          Samuel Rubinovitz





     Consolidated Statements of Income                      In thousands, except share data


     Year Ended September 30,                                 1998         1997         1996
                                                           ----------   ----------   ----------

Net revenues:
    Product ............................................   $  135,186   $  116,155   $  100,951
    Service ............................................       67,283       54,383       42,006
                                                           ----------   ----------   ----------
                                                              202,469      170,538      142,957
Cost of sales:
    Product ............................................       32,305       29,816       26,281
    Service ............................................       44,085       36,449       28,850
                                                           ----------   ----------   ----------
                                                               76,390       66,265       55,131
                                                           ----------   ----------   ----------
            Gross profit ...............................      126,079      104,273       87,826
Expenses:
    Sales and marketing ................................       68,049       57,886       45,599
    Engineering, research and development ..............       19,700       16,538       13,559
    General and administrative .........................       13,841       11,554        9,942
    Other expense, net .................................          158            7           27
                                                           ----------   ----------   ----------
                                                              101,748       85,985       69,127
                                                           ----------   ----------   ----------
        Income before income taxes .....................       24,331       18,288       18,699
Provision for income taxes .............................        9,611        7,016        7,274
                                                           ----------   ----------   ----------

        Net income .....................................   $   14,720   $   11,272   $   11,425
                                                           ==========   ==========   ==========

Net income per common share:
        Basic ..........................................   $     1.78   $     1.38   $     1.42
                                                           ==========   ==========   ==========
        Diluted ........................................   $     1.73   $     1.34   $     1.37
                                                           ==========   ==========   ==========

Average common and common equivalent shares outstanding:
        Basic ..........................................    8,261,777    8,187,977    8,041,428
                                                           ==========   ==========   ==========
        Diluted ........................................    8,523,304    8,413,553    8,343,274
                                                           ==========   ==========   ==========

See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets                                                       In thousands, except share data


September 30,                                                                                 1998        1997
                                                                                           ---------    ---------

                                            ASSETS
Current assets:
     Cash and equivalents ..............................................................   $  29,888    $  20,698
     Marketable securities .............................................................      17,501       15,530
     Accounts receivable, less allowances for doubtful accounts of $1,268 in 1998
         and $1,091 in 1997 ............................................................      42,752       38,817
     Inventories .......................................................................       3,065        4,322
     Deferred income taxes .............................................................       5,188        4,277
     Other current assets ..............................................................      10,172        6,539
                                                                                           ---------    ---------
             Total current assets ......................................................     108,566       90,183
Equipment, net .........................................................................      15,816       17,038
Investments ............................................................................       4,445         --
Net investment in sales-type leases ....................................................       8,248        5,312
Excess of cost over net assets of businesses acquired, net .............................      13,731        7,855
Deferred software development costs, net ...............................................       9,541        7,312
Other assets ...........................................................................         428          414
                                                                                           ---------    ---------
             Total assets ..............................................................   $ 160,775    $ 128,114
                                                                                           =========    =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .............................................   $  15,721    $  13,217
     Accrued compensation ..............................................................      14,503       10,105
     Federal and state income taxes payable ............................................       6,190        3,497
     Unearned service revenue ..........................................................      27,065       22,209
                                                                                           ---------    ---------
             Total current liabilities .................................................      63,479       49,028
Deferred income taxes ..................................................................         911        2,587
Unearned service revenue ...............................................................       8,830        3,523
Other liabilities ......................................................................         352          503
Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
     Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
         8,310,479 shares and 8,246,453 shares issued at September 30, 1998 and
         1997, respectively ............................................................          83           82
     Additional paid-in capital ........................................................      29,617       29,770
     Retained earnings .................................................................      59,765       45,045
     Equity adjustment from translation ................................................      (1,162)        (262)
     Cost of Treasury Stock (30,574 shares and 86,493 shares at September 30, 1998
         and 1997, respectively) .......................................................      (1,100)      (2,162)
                                                                                           ---------    ---------
             Total shareholders' equity ................................................      87,203       72,473
                                                                                           ---------    ---------
             Total liabilities and shareholders' equity ................................   $ 160,775    $ 128,114
                                                                                           =========    =========


See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity


                                                                                 In thousands


                                                                                            Equity
                                                    Common Stock    Additional            Adjustment    Treasury Stock
                                                 ----------------    Paid-in   Retained      from      -----------------
                                                  Shares  Amount     Capital   Earnings   Translation   Shares   Amount      Total
                                                 ----------------    --------  --------   -----------  -----------------    --------

Balance at September 30, 1995 .............     7,940    $     79    $ 24,353    $ 22,348    $  (206)           $    (5)   $ 46,569

Net income ................................                                        11,425                                    11,425
Proceeds from exercise of stock options ...       144           2         538                              (16)      525      1,065
Proceeds from employee stock purchase plan         40                     945                                                   945
Impact of compensation relating to
     nonqualified stock option plans ......                                68                                                    68
Equity adjustment from translation ........                                                      (45)                           (45)
Purchase of treasury stock ................                                                                 17       (537)     (537)
Tax benefit associated with the exercise
     of stock options .....................                             1,608                                                 1,608
                                               ------------------    --------  ---------   -----------  -----------------   --------

Balance at September 30, 1996 .............     8,124          81      27,512      33,773       (251)        1        (17)   61,098

Net income ................................                                        11,272                                    11,272
Proceeds from exercise of stock options ...        78           1         439                              (16)       454       894
Proceeds from employee stock purchase plan         44                   1,105                                                 1,105
Impact of compensation relating to
     nonqualified stock option plans ......                               (60)                                                  (60)
Equity adjustment from translation ........                                                      (11)                           (11)
Purchase of treasury stock ................                                                                101     (2,599)   (2,599)
Tax benefit associated with the exercise
     of stock options .....................                               774                                                   774
                                               ------------------    --------  ---------   -----------  -----------------   --------

 Balance at September 30, 1997 ............     8,246          82      29,770      45,045       (262)       86     (2,162)   72,473

Net income ................................                                        14,720                                    14,720
 Proceeds from exercise of stock options ..        56           1      (1,453)                            (135)     3,912     2,460
 Proceeds from employee stock purchase plan         8                    (156)                             (43)     1,407     1,251
 Equity adjustment from translation .......                                                     (900)                          (900)
 Purchase of treasury stock ...............                                                                123     (4,257)   (4,257)
 Tax benefit associated with the exercise
      of stock options ....................                             1,456                                                 1,456
                                               ------------------    --------  ---------   -----------  -----------------   --------

Balance at September 30, 1998 .............     8,310    $     83    $ 29,617    $ 59,765    $(1,162)       31   $ (1,100)  $87,203
                                               ==================    ========= ==========  ===========  ==================  ========


See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows                                                                In thousands


Year Ended September 30,                                                        1998        1997        1996
                                                                              --------    --------    --------
Operating activities:
     Net income ...........................................................   $ 14,720    $ 11,272    $ 11,425
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
            Depreciation ..................................................      7,368       6,435       4,751
            Amortization of deferred software development
               costs and other assets .....................................      6,897       4,720       3,402
            Provision for deferred income taxes ...........................     (2,587)       (901)        726
            Changes in certain operating assets and liabilities:
               Accounts receivable, net ...................................     (4,912)     (8,362)     (2,744)
               Inventories ................................................      1,218        (183)        310
               Unearned service revenue ...................................     10,321       6,555       5,385
               Accounts payable, accrued compensation
                  and other liabilities ...................................      9,780       4,570       5,440
               Net investment in sales-type leases ........................     (4,750)     (4,787)     (3,766)
            Other .........................................................     (1,834)       (439)     (1,045)
                                                                              --------    --------    --------
                  Net cash and equivalents provided by operating activities     36,221      18,880      23,884
Investing activities:
     Purchase of equipment ................................................     (6,309)     (8,698)     (9,646)
     Capitalization of software development costs .........................     (6,589)     (5,215)     (4,014)
     (Increase) decrease in marketable securities and investments .........     (6,416)      6,465     (15,279)
     Acquisitions of businesses ...........................................     (8,490)     (1,671)     (1,808)
     Other ................................................................       --          --          (125)
                                                                              --------    --------    --------
                  Net cash and equivalents used in investing activities ...    (27,804)     (9,119)    (30,872)
Financing activities:
     Net proceeds and tax benefits from exercise of stock options and
        employee purchase plans ...........................................      5,167       2,769       3,618
     Purchase of treasury stock ...........................................     (4,257)     (2,599)       (537)
                                                                              --------    --------    --------
                  Net cash and equivalents provided by financing activities        910         170       3,081
Effect of exchange rate changes on cash and equivalents ...................       (137)        (28)        (25)
                                                                              --------    --------    --------
Increase (decrease) in cash and equivalents ...............................      9,190       9,903      (3,932)
Cash and equivalents at the beginning of the period .......................     20,698      10,795      14,727
                                                                              --------    --------    --------
Cash and equivalents at the end of the period .............................   $ 29,888    $ 20,698    $ 10,795
                                                                              ========    ========    ========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform with the fiscal year 1998 presentation.

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

Translation of Foreign Currencies: The assets and liabilities of the Company's foreign subsidiaries are denominated in each country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations and are not material. The Company has certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to these transactions are made directly to a separate component of stockholders' equity.

Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less at date of acquisition.

Marketable Securities and Investments: The Company's marketable securities and investments consist of state revenue bonds and government agency bonds. Bonds with a maturity of twelve months or longer at the balance sheet date are classified as investments. The bonds are classified as held to maturity and are carried at amortized cost. Unrealized gains and losses on investments classified as held to maturity are not recognized until realized or until a decline in fair value below cost is deemed to be other-than-temporary. Interest income earned on the Company's cash, cash equivalents, marketable securities and investments is included in other expense, net and amounted to $1,790,000, $1,401,000 and $1,200,000 in fiscal 1998, 1997 and 1996, respectively.

Inventories:  Inventories are stated at the lower of cost
(first-in, first-out method) or market.
                            F-5

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Equipment: Equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                                              Estimated
Assets                                                       Useful Life
----------------------------------------- --------------------------------------
Machinery and equipment                                       3-5 years
Furniture and fixtures                                        8-10 years
Leasehold improvements                               Shorter of economic life or
                                                              lease-term

Accounting for the Impairment of Long-Lived Assets: Long-lived assets used in operations, such as the excess of cost over net assets of businesses acquired, capitalized software development costs and equipment, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

Revenue Recognition: The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components. The Company's systems consist of fully integrated software and intelligent data collection terminals. The Company also derives revenues by providing maintenance, professional and educational services to its direct customers. The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining. When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant. The Company recognizes revenues from its sales-type leases of systems at time of shipment. Service revenues are recognized ratably over the contractual period or as the services are performed.

The Company provides installation services and certain warranties to its customers. It also provides, without additional charge, certain software product enhancements for customers covered under software maintenance contracts. The provision for these expenses is made at the time revenues are recognized.
                                  F-6

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note J).

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, common stock equivalents outstanding during the year. Common stock equivalents are attributable to stock options (See Note L).

Newly Issued Accounting Standards: In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The effect of the Company's adoption of SFAS No. 130 in fiscal 1999 will be limited to the presentation of the Company's disclosures. In June 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for the Company in fiscal 1999. The Company believes it operates in one segment and consequently, adoption of SFAS No. 131 will result in no significant change in the presentation of the Company's disclosures. In November 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which is also effective for the Company in fiscal 1999. The Company does not believe the adoption of SOP 97-2 will have a material effect on the Company's financial statements.
                                  F-7

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



 NOTE C--Equipment

Equipment consists of the following (in thousands):
                                                        September 30,
                                              ----------------------------------
                                                    1998              1997
--------------------------------------------- ---------------- -----------------
Machinery and equipment                            $34,736           $30,077
Furniture and fixtures                               7,750             6,774
Leasehold improvements                               4,724             4,313
                                                   --------          --------
                                                    47,210            41,164
                                                   --------          --------
Less accumulated depreciation                       31,394            24,126
                                                   --------          --------
                                                   $15,816           $17,038
                                                   ========          ========

KRONOS INCORPORATED


NOTE D--Leases

The Company leases systems to customers under sales-type leases as defined in SFAS No. 13, "Accounting for Leases." The current portion of the net investment in sales-type leases amounted to $5,066,000 and $3,241,000 at September 30, 1998 and 1997, respectively, and is included in other current assets. The components of the net investment in sales-type leases are as follows (in thousands):

                                                           September 30,
                                               ---------------------------------
                                                        1998          1997
---------------------------------------------- ------------------- -------------
Minimum rentals receivable                            $15,281        $10,129
Estimated residual values of leased equipment
    (unguaranteed)                                        396            329
Less unearned interest income                           2,363          1,905
                                                      --------       --------
Net investment in sales-type leases                   $13,314        $ 8,553
                                                      ========       ========

Minimum rentals receivable under existing leases as of September 30, 1998 are as follows (in thousands):

Fiscal Year
-------------------------------------------------------------- -----------------
1999 ....................................                               $ 6,241
2000 ....................................                                 4,523
2001 ....................................                                 2,751
2002 ....................................                                 1,253
2003 ....................................                                   489
Thereafter ...........................                                       24
                                                                        --------
                                                                        $15,281
                                                                        ========


NOTE E--Acquisitions

In fiscal 1998, 1997 and 1996, the Company completed various acquisitions of dealer territories in the United States and Australia as well as the acquisition of labor productivity technology. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

KRONOS INCORPORATED


NOTE E--Acquisitions--(continued)

The combined cost of the acquisitions which amounted to $5,718,000, $526,000, and $750,000 in fiscal 1998, 1997 and 1996, respectively, largely relates to intangible assets which are being amortized using the straight-line method over a period not to exceed eight years. Related amortization expense amounted to $2,503,000, $1,505,000 and $1,232,000 in fiscal 1998, 1997 and 1996, respectively.

Certain agreements contain provisions that require the Company to make additional payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal years 1999 and 2003. Amounts earned under the terms of the agreements are recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired. During fiscal 1998, 1997 and 1996 payments of $2,884,000, $1,130,000 and $903,000, respectively, were made.


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

Amortization of capitalized software development costs amounted to $4,360,000, $3,162,000 and $2,115,000 in fiscal 1998, 1997 and 1996, respectively. Total research and development expenses charged to operations amounted to $14,263,000, $11,455,000 and $9,299,000 in fiscal 1998, 1997 and 1996, respectively.


NOTE G--Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                                        September 30,
                                                 -----------------------------
                                                    1998               1997
-------------------------------------------      ----------         ----------
Trade accounts payable                              $6,427             $5,419
Accrued warranty and professional services           5,587              4,720
Accrued other                                        3,707              3,078
                                                 ----------         -----------
                                                   $15,721            $13,217
                                                 ==========         ===========

KRONOS INCORPORATED


NOTE H--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

Fiscal Year
-------------------------------------------------------------- -----------------
1999 .................................                                 $ 6,141
2000 .................................                                   5,299
2001 .................................                                   3,238
2002 .................................                                   1,945
2003 .................................                                   1,253
Thereafter ...........................                                   1,387
                                                                       --------
                                                                       $19,263
                                                                       ========

Rent expense was $7,649,000,  $7,360,000 and $5,756,000 in fiscal 1998, 1997 and
1996, respectively.


NOTE I--Capital Stock, Stock Repurchase Program and Stock Rights Agreement

Capital Stock: At the Company's January 1998 annual meeting, stockholders approved an amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of common stock from 12,000,000 to 20,000,000. The Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of Preferred Stock, $1.00 par value per share, in one or more series, each of such series to have such preferences, voting powers (up to 10 votes per share), qualifications, and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such Preferred Stock.

Stock Repurchase Program: The Company's Board of Directors has authorized the repurchase of up to 500,000 of the Company's outstanding common shares to be used for the Company's employee stock option plans and employee stock purchase plan. Under the stock repurchase program, the Company repurchased 77,500 and 90,000 common shares in fiscal 1998 and 1997, respectively, at a cost of $2,708,000 and $2,250,000, respectively. In addition, the Company repurchases common stock from employees in connection with the exercise of stock options.

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


NOTE J--Employee Benefit Plans

Stock Option Plans: The 1992 Equity Incentive Plan enables the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options, stock appreciation rights, restricted or unrestricted stock awards, deferred stock awards and performance awards, as defined in the Plan. During fiscal 1998, 1997 and 1996, the Company granted under the Plan stock options to purchase 346,500, 341,450 and 190,400 shares, respectively, of Common Stock at a purchase price equal to the fair value of the Common Stock at the date of grant. No other awards were made under the Plan through September 30, 1998. Options granted in fiscal 1998 under the 1992 Equity Incentive Plan are exercisable in equal installments over a four year period beginning one year from the date of grant. Options granted in prior fiscal years under the same Plan are exercisable in equal installments over a five year period. During fiscal 1998, the Plan was amended to increase the number of shares available for issuance from 1,237,500 to 2,237,500. Options available for grant are 1,030,070 and 329,580 at September 30, 1998 and 1997, respectively.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

The Company also has several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992. Options granted under these plans are exercisable five years after the date of grant and generally have a ten year contractual life.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 1998. Options exercisable under the plans were 307,163, 325,959 and 312,896 in fiscal 1998, 1997 and 1996, respectively.

                                       Weighted - Ave
                                       Exercise Price              Exercise
                      Number of Shares    Per Share             Price Per Share
--------------------- ---------------  ---------------      --------------------
Outstanding at
   September 30, 1995      769,395    $    9.64                 $ 0.22 - 23.33
   Granted ..........      190,400        27.67                  27.00 - 34.50
   Exercised ........     (160,727)        6.65                   0.22 - 20.33
   Canceled .........      (41,214)       14.79                   0.22 - 32.50
                          ---------
Outstanding at
   September 30, 1996      757,854        14.52                   0.22 - 34.50
   Granted ..........      341,450        23.78                  17.50 - 26.00
   Exercised ........      (94,182)        9.49                   4.89 - 27.00
   Canceled .........      (89,168)       19.99                   0.22 - 32.50
                          ---------
Outstanding at
   September 30, 1997      915,954        17.96                   4.89 - 34.50
   Granted ..........      346,500        27.51                  26.50 - 36.00
   Exercised ........     (177,651)       12.88                   4.89 - 32.50
   Canceled .........      (46,990)       23.59                  11.00 - 32.50
                          ---------
Outstanding at
   September 30, 1998    1,037,813    $   21.76                 $ 4.89 - 36.00
                         ==========   ==========                ==============


As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company's stock option and employee stock purchase plans.
                                      F-13

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

The following summarizes information about options outstanding and exercisable at September 30, 1998:

                                          Outstanding                                Exercisable
                     ------------------------------------------------      ---------------------------------
                                     Weighted -         Weighted -                             Weighted -
                                 Average Remaining  Average Exercise                       Average Exercise
 Exercise Price Per  Number of   Contractual Life    Price Per Share        Number of       Price Per Share
       Share          Shares                                                 Shares
------------------------------------------------------------------------------------------------------------
$ 4.89 - $ 5.00        95,558       2.2 years        $    4.94               95,558        $    4.94
 10.83 -  18.13       226,170       1.4 years            13.38              118,100            12.45
 20.33 -  36.00       716,085       3.2 years            26.66               93,505            26.19
---------------     ---------      ----------        ---------             ---------      -----------
$ 4.89 - $36.00     1,037,813       2.7 years        $   21.76              307,163        $   14.30
===============     =========      ==========        =========             =========      ===========

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                      September 30,
                                                 1998                   1997
-------------------------------            ----------------     ----------------
Expected volatility                             31.9%                    36.8%
Risk-free interest rate                          5.9%                     6.0%
Expected lives (in years)                        4.4                      4.5


The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 1998 and 1997 was $8.34 and $7.63, respectively.

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 1998 and 1997 are as follows:

Net income (in thousands):                      1998              1997
         As reported                          $14,720           $11,272
         Pro forma                             13,909            10,671

Earnings per share:
         As reported                            $1.73             $1.34
         Pro forma                               1.63              1.27

These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to fiscal 1996 are not considered in these disclosures.

Stock Purchase Plan: In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six month option period. During fiscal 1998, 51,443 shares were issued to employees at prices ranging from $22.84 to $26.19 per share.

At September 30, 1998, a total of 2,231,633 shares of Common Stock were reserved for issuance. Included in this amount are 1,972,325 shares for the 1992 Equity Incentive Plan, 140,644 shares for the Employee Stock Purchase Plan and 118,664 shares for the various stock option plans adopted in the period 1979 through 1987.
                                  F-15

KRONOS INCORPORATED


NOTE J--Employee Benefit Plans--(continued)

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Total expense under the plan was $1,182,000, $958,000 and $777,000 in fiscal 1998, 1997 and 1996, respectively.


NOTE K--Income Taxes

The provision for income taxes consists of the following (in thousands):

                                       Year Ended September 30,
                         ----------------------------------------------------
                              1998             1997              1996
------------------------ ----------------- ---------------- -----------------
Current:
     Federal                $10,315           $6,682            $5,566
     State                    1,706            1,010               951
     Foreign                    177              225                31
                            -------           -------           ------
                             12,198            7,917             6,548
                            -------           -------           ------
Deferred:
     Federal                 (2,264)            (797)               654
     State                     (323)            (104)                72
                            -------           -------           -------
                             (2,587)            (901)               726
                            -------           -------           -------
                             $9,611           $7,016             $7,274
                            =======           =======           =======

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

                                                           September 30,
                                                --------------------------------
                                                        1998            1997
----------------------------------------------- --------------- ----------------
Deferred tax assets:
 Inventory reserves                                   $ 604            $ 501
 Accounts receivable reserves                         1,188              696
 Accrued expenses                                     3,464            2,872
 Unearned service revenue                             2,022              591
 Other                                                  747               -

 Net operating loss carryforwards of
 foreign subsidiaries                                 2,400            1,041
                                                     ------           ------
 Total deferred tax assets                           10,425            5,701
 valuation allowance                                 (2,400)          (1,041)
                                                     ------           ------
                                                      8,025            4,660
Deferred tax liabilities:
 Capitalized software development costs              (3,748)          (2,925)
 Other                                                   -               (45)
                                                     ------           ------

Net deferred tax assets                             $ 4,277          $ 1,690
                                                     ======           ======

The effective tax rate differed from the United States statutory rate as follows:

                                                Year ended September 30,
                                              1998        1997         1996
----------------------------------        ------------ ------------ ------------
Statutory rate                                 35%         35%          35%
State income taxes, net of federal
 Income tax benefit                             4           3            4
Foreign losses not benefited                    5           3            1
Use of foreign net operating
 loss carryforwards                             -          (1)          (1)
Income tax credits                             (2)         (1)           -
Other                                          (2)         (1)           -
                                              ----        ----         ----
                                               40%         38%          39%
                                              ====        ====         ====

KRONOS INCORPORATED


NOTE K--Income Taxes--(continued)

There were $393,000 of net operating loss carryforwards utilized in fiscal 1997. At September 30, 1998, the Company had $5,999,000 of available net operating loss carryforwards from foreign operations that may be used to reduce future income taxes payable in their respective countries. Of these carryforwards, $2,029,000 expire from 2000 through 2005. The remaining carryforwards, totaling $3,970,000, may be carried forward indefinitely.

The Company made income tax payments of $7,659,000, $4,847,000 and $4,424,000 in fiscal 1998, 1997 and 1996, respectively.


NOTE L -- Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which the Company adopted in the first quarter of fiscal 1998. All earnings per share amounts presented have been restated to conform to SFAS No. 128 requirements. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The impact of SFAS No.128, "Earnings per Share" resulted in an increase in basic earnings per share of $.04 per share and $.05 per share in fiscal 1997 and 1996, respectively. The impact of SFAS No. 128, "Earnings per Share" on the calculation of diluted earnings per share for these periods was not material.

Options to purchase 40,400 shares of common stock at prices ranging from $34.44 to $36.00 per share were outstanding during fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                           For The Year Ended September 30,
                                   ---------------------------------------------
                                       1998            1997            1996
                                   -------------   -------------    ------------
Net income (in thousands)              $14,720         $11,272        $11,425
                                   =============   =============    ============

Weighted-average shares              8,261,777       8,187,977      8,041,428

Effect of dilutive securities:
 Employee stock options                261,527         225,576        301,846
                                   -------------   -------------    ------------

Adjusted weighted-average shares
 and assumed conversions             8,523,304       8,413,533      8,343,274
                                   =============   =============    ============

Basic earnings per share                 $1.78           $1.38          $1.42
                                   =============   =============    ============

Diluted earnings per share               $1.73           $1.34          $1.37
                                   =============   =============    ============

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 1998 and 1997, and the consolidated results of operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG LLP

Boston, Massachusetts
October 26, 1998





                                                   KRONOS INCORPORATED

                                     SCHEDULE II - Valuation and Qualifying Accounts
                                                      (In thousands)

=============================================================================================================

                COL. A                        COL. B              COL. C              COL. D        COL. E

-------------------------------------------------------------------------------------------------------------

                                                                 Additions
                                                        -------------------------
                                                                       Charged to
                                            Balance at  Charged to     Other                       Balance at
                                            Beginning   Costs and      Accounts-     Deductions-   End
             Description                    of Period   Expenses       Describe      Describe      of Period


Year ended September 30, 1996:
 Deducted from asset accounts:
        Allowance for doubtful accounts      $1,001      $  322                       $336   (1)   $  987
                                             ======      ======        =======        ====          ======

Year ended September 30, 1997:
 Deducted from asset accounts:
        Allowance for doubtful accounts     $  987      $  494                        $390   (1)   $1,091
                                             ======      ======        =======        ====          ======

Year ended September 30, 1998:
 Deducted from asset accounts:
        Allowance for doubtful accounts      $1,091      $1,016                       $839   (1)   $1,268
                                             ======      ======        =======        ====          ======



(1) Uncollectible accounts written off, net of recoveries.

                                        Exhibit Index

Exhibit
  No.          Description

 3.1(10)     Restated Articles of Organization of the Registrant as amended.
 3.2*        Amended and Restated By-laws of the Registrant.
 4*          Specimen Stock Certificate.
10.1*(11)    1986A Stock Option Plan.
10.2(10)(11) 1992 Equity Incentive Plan, as amended and restated.
10.3(9)(11)  1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)      Lease dated November 16, 1993, between Teachers Realty Corporation and the  Registrant, relating to premises leased in Chelmsford, MA.
10.5(5)      Lease  dated  August  8,  1995,   between  Principal  Mutual  Life
             Insurance Company and the Registrant, relating to leased premises in Chelmsford, MA.
10.6(8)      Fleet Bank Letter  Agreement and Promissory Note dated January 1,
             1997,  relating to amendment of $3,000,000 credit facility.
10.7(2)(12)  Software License and Support and Hardware  Purchase  Agreement
             dated April 2, 1993,  between ADP, Inc. and the Registrant.
10.7.1(7)(12)Amendments  dated July 22, 1996 to Software License and Support and
             Hardware  Purchase  Agreement dated April 2, 1993 between ADP, Inc.
             and the Registrant.
10.8*        Sales Agreement dated December 6, 1990, between Integrated Design,
             Inc. and the Registrant.
10.8.1(6)    Amendment dated November 2, 1995 to Sales Agreement dated December
             6, 1990 between  Integrated Design and the Registrant.
10.9(3)(12)  Acquisition Agreement dated November 2, 1993 between
             Interboro Systems Corporation and the Registrant.
10.10*       Form of Indemnity  Agreement entered into among the Registrant and Directors of the Registrant.
10.11(1)     Lease dated November 9, 1992, as amended, between John Hancock
             Mutual Life Insurance Company and the Registrant,  relating to premises leased in Waltham, MA.
10.11.1(6)   Amendment  dated  January 1, 1996 to Lease  dated  November 9,
             1992, as amended,  between John Hancock  Mutual Life Insurance
             Company and the  Registrant,  relating  to premises  leased in
             Waltham, MA.
10.11.2(8)   Amendment  dated  October 11, 1996 to Lease dated  November 9,
             1992, as amended,  between John Hancock  Mutual Life Insurance
             Company and the  Registrant  relating  to  premises  leased in
             Waltham, MA.
10.12(4)     Agreement of Reorganization among Kronos Incorporated,  Kronos
             S/T  Corporation,  ShopTrac  Data  Collection  Systems,  Inc.,
             Thomas J.  O'Malia  and Mark J.  MacWhirter,  dated  March 31,
             1994.
21           Subsidiaries of the Registrant.

Exhibit
  No.         Description

23            Consent of Independent Auditors.
27            Financial Data Schedule.

     * Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 (File No. 33-47383).

     (1) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1992.

     (2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1993.

     (3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

     (4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 2, 1994.

     (5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

     (6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996.

Exhibit
  No.              Description

    (7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1996.

    (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 28, 1996.

    (9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 29, 1997.

   (10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 4, 1998.

   (11) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

   (12) Confidential treatment was granted for certain portions of this agreement.