Form 10-Q
period 1999-01-02
KRONOS INC
filed 1999-02-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ---------------------
Commission file number                      0-20109
                        ----------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Massachusetts                                                    04-2640942
-----------------------------                     ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         400 Fifth Avenue, Waltham, MA                    02451
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                                 (781) 890-3232
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X                     No
                                  --------                    --------

     As of January 30, 1999, 8,418,969 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



 PART I. FINANCIAL INFORMATION                                             Page

 Item 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the Three
             Months Ended January 2, 1999 and January 3, 1998                1

          Condensed Consolidated Balance Sheets at January 2, 1999
             and September 30, 1998                                          2

          Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended January 2, 1999 and January 3, 1998                3

          Notes to Condensed Consolidated Financial Statements               4

 Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          6

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

 Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                Three Months Ended
                                                             -----------------------
                                                            January 2,     January 3,
                                                              1999           1998
                                                          ------------   ------------
Net revenues:
      Product ..........................................   $    33,180    $    29,761
      Service ..........................................        19,935         14,812
                                                           -----------    -----------
                                                                53,115         44,573
                                                           -----------    -----------
Cost of sales:
      Product ..........................................         7,840          7,040
      Service ..........................................        12,112         10,129
                                                           -----------    -----------
                                                                19,952         17,169
                                                           -----------    -----------
           Gross profit ................................        33,163         27,404
Expenses:
      Sales and marketing ..............................        18,688         16,051
      Engineering, research and development ............         6,003          4,324
      General and administrative .......................         3,374          3,095
      Other (income) expense, net ......................           (95)            (2)
                                                           -----------    -----------
                                                                27,970         23,468
                                                           -----------    -----------
           Income before income taxes ..................         5,193          3,936
Provision for income taxes .............................         1,984          1,504
                                                           -----------    -----------
           Net income ..................................   $     3,209    $     2,432
                                                           ===========    ===========


Net income per common share:
           Basic .......................................   $      0.39    $      0.30
                                                           ===========    ===========
           Diluted .....................................   $      0.37    $      0.29
                                                           ===========    ===========

Average common and common equivalent shares outstanding:
           Basic .......................................     8,325,006      8,190,075
                                                           ===========    ===========
           Diluted .....................................     8,646,444      8,441,075
                                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                               January 2,  September 30,
                                                                                  1999         1998
                                                                               ----------  ------------
                                     ASSETS
Current assets:
   Cash and equivalents ....................................................   $  36,133    $  29,888
   Marketable securities ...................................................      10,540       17,501
   Accounts receivable, less allowances for doubtful accounts of $1,380
      at January 2, 1999 and $1,268 at September 30, 1998 ..................      49,477       50,904
   Deferred income taxes ...................................................       5,188        5,188
   Other current assets ....................................................       8,992        8,171
                                                                               ---------    ---------
          Total current assets .............................................     110,330      111,652
Equipment, net .............................................................      15,580       15,816
Investments ................................................................       7,901        4,445
Excess of cost over net assets of businesses acquired ......................      12,718       13,731
Deferred software development costs, net ...................................      10,225        9,541
Other assets ...............................................................       8,426        8,676
                                                                               ---------    ---------
          Total assets .....................................................   $ 165,180    $ 163,861
                                                                               =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   5,864    $   6,427
   Accrued compensation ....................................................      10,720       14,503
   Accrued expenses and other current liabilities ..........................      15,854       18,570
   Deferred maintenance revenues ...........................................      29,758       27,065
                                                                               ---------    ---------
          Total current liabilities ........................................      62,196       66,565
Deferred income taxes ......................................................         911          911
Deferred maintenance revenues ..............................................       9,579        8,830
Other liabilities ..........................................................         311          352
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
      8,401,193 shares and 8,310,479 shares issued at January 2, 1999 and
      September 30, 1998, respectively .....................................          84           83
   Additional paid-in capital ..............................................      30,240       29,617
   Retained earnings .......................................................      62,975       59,765
   Equity adjustment from translation ......................................      (1,063)      (1,162)
   Cost of Treasury Stock  (1,210 shares and 30,574
      shares at January 2, 1999 and September 30, 1998, respectively) ......         (53)      (1,100)
                                                                               ---------    ---------
          Total shareholders' equity .......................................      92,183       87,203
                                                                               ---------    ---------
          Total liabilities and shareholders' equity .......................   $ 165,180    $ 163,861
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                      Three Months Ended
                                                                                   ------------------------
                                                                                   January 2,    January 3,
                                                                                      1999          1998
                                                                                  ------------  -----------

Operating activities:
     Net income .................................................................   $  3,209    $  2,432
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
            Depreciation ........................................................      1,916       1,788
            Amortization of deferred software development costs and
               excess of cost over net assets of businesses acquired ............      2,328       1,443
            Changes in certain operating assets and liabilities:
               Accounts receivable, net .........................................      1,453         427
               Deferred maintenance revenue .....................................      3,434       1,707
               Accounts payable, accrued compensation
                  and other liabilities .........................................     (6,466)     (3,850)
            Other ...............................................................       (538)       (923)
                                                                                    --------    --------
                  Net cash and equivalents provided by operating activities             5,336      3,024

Investing activities:
     Purchase of equipment ......................................................     (1,672)       (920)
     Capitalization of software development costs ...............................     (2,002)     (1,444)
     (Increase) decrease in marketable securities ...............................      3,505      (5,015)
     Acquisitions of businesses .................................................       (582)       (726)
                                                                                    --------    --------
                  Net cash and equivalents used in investing activities .........       (751)     (8,105)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
        purchase plans ..........................................................      1,845       1,062
     Purchase of treasury stock .................................................       (175)        (27)
                                                                                    --------    --------
                  Net cash and equivalents provided by financing activities             1,670      1,035

Effect of exchange rate changes on cash and equivalents .........................        (10)        (51)
                                                                                    --------    --------
Increase (decrease) in cash and equivalents .....................................      6,245      (4,097)
Cash and equivalents at the beginning of the period .............................     29,888      20,698
                                                                                    --------    --------
Cash and equivalents at the end of the period ...................................   $ 36,133    $ 16,601
                                                                                    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1998. The results of operations for the three month period ended January 2, 1999 is not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1998 to permit comparison with fiscal 1999.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (94 days in fiscal 1999 and 95 days in fiscal 1998) and fourth quarter (89 days in fiscal 1999 and 88 days in fiscal
1998) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Software Revenue Recognition

In November 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which the Company adopted in the first quarter of fiscal 1999. The adoption of SOP 97-2 did not have a material effect on the Company's financial statements.

NOTE D - Comprehensive Income

In September 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130), which the Company adopted in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.


For the three months ended January 2, 1999 and January 3, 1998, the Company's comprehensive income was as follows (in thousands):

                                                   Three Months Ended

                                         January 2, 1999         January 3, 1998
                                          -------------           --------------
Comprehensive income:
    Net income                               $  3,209               $  2,432
    Cumulative translation adjustment              99                   (362)
                                          -------------           --------------
Total comprehensive income                   $  3,308               $  2,070
                                          =============           ==============


NOTE E - Stock Split

On February 8, 1999, the Company announced a three-for-two stock split in the form of a 50% stock dividend to be paid on March 9, 1999 to stockholders of record on February 23, 1999.

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

Results of Operations

       Revenues. Revenues for the first quarter of fiscal 1999 amounted to $53.1 million as compared with $44.6 million for the first quarter of the prior year. Revenue growth amounted to 19% and 20% in the first quarter of fiscal 1999 and 1998, respectively. Product revenues for the quarter increased 12% to $33.2 million from $29.8 million in the same period of fiscal 1998. In the first quarter of fiscal 1998, product revenues increased 16% over the same period in fiscal 1997. Product revenue growth in the first quarter of fiscal 1999 and 1998 was principally driven by customer demand. Service revenues for the first quarter of fiscal 1999 increased 35% to $19.9 million from $14.8 million in the same period of fiscal 1998. In the first quarter of fiscal 1998, service revenues increased 30% over the same period in fiscal 1997. The growth in service revenues in the first quarter of fiscal 1999 and 1998 reflects an increase in maintenance revenue from the expansion of the installed base as well as an increase in the level of maintenance contracts and professional services accompanying sales to new customers and upgrade sales to existing customers.

       Gross Profit. Gross profit as a percentage of revenues was 62% in the first quarter of fiscal 1999 and 1998. Product gross profit as a percentage of product revenues was 76% in the first quarter of fiscal 1999 and 1998. Service gross profit as a percentage of service revenues increased to 39% in the first quarter of fiscal 1999 from 32% in the first quarter of the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by more fully leveraging service resources and continuing to improve efficiency in the delivery of services. The Company anticipates that service gross profit as a percentage of service revenues should be approximately 36% to 39% over the remainder of fiscal 1999.

       Expenses. Expenses as a percentage of revenues were 53% in the first quarter of fiscal 1999 and 1998. Sales and marketing expenses as a percentage of revenues were 35% in the first quarter of fiscal 1999 as compared to 36% in the first quarter of the prior year. Sales and marketing expenses as a percentage of revenues were higher in the first quarter of fiscal 1998 due to less than anticipated revenues from the Company's international and OEM distribution channels. Management anticipates that over the remainder of fiscal 1999 sales and marketing expenses as a percentage of revenues will be comparable to fiscal 1998.

       Engineering, research and development expenses as a percentage of revenues were 11% in the first quarter of fiscal 1999 as compared with 10% in the first quarter of the prior year. Expenses of $6.0 million and $4.3 million in the first quarter of fiscal 1999 and 1998, respectively, are net of capitalized software development costs of $2.0 million and $1.4 million, respectively. The growth in engineering, research and development expenses resulted principally from the development of new products in the client/server and Windows environments.

       General and administrative expenses as a percentage of revenues were 6% in the first quarter of fiscal 1999 as compared with 7% in the first quarter of the prior year. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of interest income earned on the Company's investments partially offset by amortization of intangible assets related to acquisitions made by the Company.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 38% in the first quarter of fiscal 1999 and 1998. The Company's effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

Liquidity and Capital Resources

         Working capital as of January 2, 1999, amounted to $48.1 million as compared with $45.0 million at September 30, 1998. As of those dates, cash and equivalents, marketable securities and investments amounted to $54.6 million and $51.8 million, respectively. Cash generated from operations increased to $5.3 million in the first quarter of fiscal 1999 from $3.0 million in the first quarter of the prior year. This was principally attributable to an increase in earnings and deferred maintenance revenues as well as better management of accounts receivable from trade customers, partially offset by the reduction of compensation accruals and income tax obligations. The Company's investment in equipment in the first quarter of fiscal 1999 increased approximately $1.0 million as compared to the first quarter of the prior year due to the timing of various capital projects. Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. The Company expects to fund its investments in equipment as well as software development costs over the remainder of its fiscal year with available cash and operating cash flow generated in fiscal 1999.





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

         The Company's actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by the Company and its competitors, competitive pricing pressures, the dependence on alternate distribution channels, potential effects associated with the century change, the ability to attract and retain sufficient technical personnel, and the dependence on the Company's time and attendance product line and on key vendors, as further described below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, which factors are specifically incorporated by reference herein.

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

         Competition. The frontline labor management industry is highly competitive. Competition is increasing as competitors in related industries, such as human resources management, payroll processing and enterprise resource planning (ERP) enter the market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

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

         The Company's Year 2000 compliance plan includes designing its current products to meet the Company's definition of "Year 2000 Compliant" and testing the most recent versions of its current products to determine whether they meet that definition. Testing of products currently manufactured by the Company is approximately 95% completed and is expected to be finished by the end of June, 1999. The Company has warranted, and may in the future warrant to certain customers that its products will work in the Year 2000 and beyond. Generally, for products that have been identified to date as needing upgrades/new versions to address Year 2000 issues, the Company has those upgrades/new versions available to customers for purchase or under maintenance agreements. Some of the Company's customers are using products and/or product versions that the Company has not tested, and does not support, for Year 2000 compliance. The Company is encouraging these customers to migrate to current products/versions that meet the Company's Year 2000 compliance definition. In addition, the Company does not intend to test any of its custom software products for Year 2000 compliance.

         For  third  party  products  that  the  Company  distributes  with  its products, the Company has sought information and assurances from the manufacturers concerning those products' Year 2000 compliance status. As a result, the Company has identified certain third party products that will require an upgrade to be Year 2000 compliant and is currently notifying affected customers and encouraging them to upgrade. The Company expects to complete its assessment of those third party products by mid-1999.

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

         The costs associated with the Company's Year 2000 plan have been funded from operating cash flows and have been charged to operations. To date, the Company has incurred approximately $.3 million of incremental costs and expects, on a cumulative basis, total costs to be approximately $.5 million to address its internal IT and non-IT systems. The Company does not separately track the internal costs associated with its Year 2000 plan, which are primarily payroll costs for its information systems employees, support and technical personnel and the Year 2000 steering committee. The costs described herein, and the costs to accomplish the other elements of the Company's Year 2000 plan, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows. The cost of completing the Year 2000 plan and the date on which the Company believes the plan will be complete are based upon management's best estimates derived by using numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and the actual results may differ materially from those anticipated. Specific factors that might cause these differences include without limitation, the availability and cost of personnel trained in this area, the ability to make timely and appropriate adjustments to all relevant computer codes and similar uncertainties.

PART II.          OTHER INFORMATION

Item 5.           Other Information

                  On February 8, 1999, the Company announced a three-for-two stock split in the form of a 50% stock dividend to be paid on March 9, 1999 to stockholders of record on February 23, 1999.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)          Exhibits

                  27           Financial Data Schedule

                  (b)          Reports on Form 8-K

                               There were no reports on Form 8-K filed during the fiscal quarter ended January 2, 1999.

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

                                            KRONOS INCORPORATED



                                            By   /s/      Paul A. Lacy
                                                          Paul A. Lacy
                                                 Vice President of Finance
                                                   and Administration
                                               (Duly Authorized Officer and
                                                Principal Financial Officer)





February 11, 1999

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



     Exhibit
     Number         Description

      27          Financial Data Schedule