Form 10-Q
period 1999-04-03
KRONOS INC
filed 1999-05-18
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended April 3, 1999

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                       to
                               ---------------------   -----------------------
Commission file number                      0-20109
                       -------------------------------------------------------
                                      Kronos Incorporated
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                                    04-2640942
---------------------                                         ------------------
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

         As of May 1, 1999, 12,521,928 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.         FINANCIAL INFORMATION                                     Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income for the Three
           Months and Six Months Ended April 3, 1999 and April 4, 1998      1

        Condensed Consolidated Balance Sheets at April 3, 1999
           and September 30, 1998                                           2

        Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended April 3, 1999 and April 4, 1998                     3

        Notes to Condensed Consolidated Financial Statements                4

Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                           6

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

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                                    KRONOS INCORPORATED
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except share and per share amounts)
                                                         UNAUDITED

                                                              Three Months Ended                    Six Months Ended
                                                        --------------------------------    ---------------------------------
                                                           April 3,         April 4,           April 3,          April 4,
                                                             1999             1998               1999              1998
                                                        ---------------   --------------    ---------------   ---------------
Net revenues:
      Product .....................................           $ 40,643         $ 30,111           $ 73,823          $ 59,872
      Service .....................................             21,043           16,361             40,978            31,173
                                                        ---------------   --------------    ---------------   ---------------
                                                                                            ---------------   ---------------
                                                                61,686           46,472            114,801            91,045
                                                        ---------------   --------------    ---------------   ---------------
Cost of sales:
      Product .....................................              9,474            7,743             17,313            14,783
      Service .....................................             12,744           10,494             24,857            20,623
                                                        ---------------   --------------    ---------------   ---------------
                                                                22,218           18,237             42,170            35,406
                                                        ---------------   --------------    ---------------   ---------------
          Gross profit                                          39,468           28,235             72,631            55,639
Expenses:
      Sales and marketing ..........................            21,676           15,878             40,364            31,929
      Engineering, research and development ........             6,625            4,557             12,628             8,881
      General and administrative ...................             3,842            3,317              7,216             6,412
      Other (income) expense, net ..................               561             (184)               465              (186)
                                                        ---------------   --------------    ---------------   ---------------
                                                                32,704           23,568             60,673            47,036
                                                        ---------------   --------------    ---------------   ---------------
          Income before income taxes ...............             6,764            4,667             11,958             8,603
Provision for income taxes .........................             2,213            1,783              4,197             3,287
                                                        ---------------   --------------    ---------------   ---------------
          Net income ...............................           $ 4,551          $ 2,884            $ 7,761           $ 5,316
                                                        ===============   ==============    ===============   ===============


Net income per common share:
          Basic ....................................            $ 0.36           $ 0.23             $ 0.62            $ 0.43
                                                        ===============   ==============    ===============   ===============
          Diluted ..................................            $ 0.35           $ 0.23             $ 0.60            $ 0.42
                                                        ===============   ==============    ===============   ===============

Average common and common
 equivalent shares outstanding:
          Basic ....................................         12,595,809       12,412,413         12,541,659        12,348,763
                                                        ===============   ==============    ===============   ===============
          Diluted ..................................         13,069,640       12,791,786         13,019,653        12,726,728
                                                        ===============   ==============    ===============   ===============

    See  accompanying  notes to condensed  consolidated financial statements.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share and per share amounts)
                                                     UNAUDITED

                                                                                    April 3,       September 30,
                                                                                      1999             1998
                                                                                  --------------   --------------
                                     ASSETS
Current assets:
   Cash and equivalents ........................................................       $ 17,481         $ 29,888
   Marketable securities .......................................................         21,817           17,501
   Accounts receivable, less allowances for doubtful accounts of $1,535
      at April 3, 1999 and $1,268 at September 30, 1998 ........................         50,655           50,904
   Deferred income taxes .......................................................          5,188            5,188
   Other current assets ........................................................         10,175            8,171
                                                                                  --------------   --------------
          Total current assets .................................................        105,316          111,652
Equipment, net .................................................................         15,542           15,816
Marketable securities ..........................................................         24,350            4,445
Excess of cost over net assets of businesses acquired ..........................         12,045           13,731
Deferred software development costs, net .......................................         10,922            9,541
Other assets ...................................................................          9,395            8,676
                                                                                  --------------   --------------
          Total assets .........................................................      $ 177,570        $ 163,861
                                                                                  ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................        $ 7,661          $ 6,427
   Accrued compensation ........................................................         14,556           14,503
   Accrued expenses and other current liabilities ..............................         17,226           18,570
   Deferred maintenance revenues ...............................................         31,986           27,065
                                                                                  --------------   --------------
          Total current liabilities ............................................         71,429           66,565
Deferred income taxes ..........................................................            911              911
Deferred maintenance revenues ..................................................         11,597            8,830
Other liabilities ..............................................................            279              352
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
    12,634,728 shares and 12,465,719 shares issued at April 3, 1999 and
      September 30, 1998, respectively .........................................            126               83
   Additional paid-in capital ..................................................         29,962           29,617
   Retained earnings ...........................................................         67,526           59,765
   Equity adjustment from translation ..........................................           (564)          (1,162)
   Cost of Treasury Stock  (138,956 shares and 45,861
      shares at April 3, 1999 and September 30, 1998, respectively).............         (3,696)          (1,100)
                                                                                  --------------   --------------
          Total shareholders' equity ...........................................         93,354           87,203
                                                                                  --------------   --------------
          Total liabilities and shareholders' equity ...........................      $ 177,570        $ 163,861

                                                                                  ==============   ==============

    See accompanying notes to condensed  consolidated  financial statements.

                                  KRONOS INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                       UNAUDITED

                                                                                  Six Months Ended
                                                                                --------------------
                                                                                  April 3,   April 4,
                                                                                   1999        1998
                                                                                 --------   ---------
Operating activities:
     Net income ................................................................ $  7,761     $ 5,317
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
            Depreciation .......................................................   4,105       3,571
            Amortization of deferred software development costs and
               excess of cost over net assets of businesses acquired ...........   4,711       3,010
            Changes in certain operating assets and liabilities:
               Accounts receivable, net ........................................     257       1,637
               Deferred maintenance revenues ...................................   7,736       4,791
               Accounts payable, accrued compensation
                  and other liabilities ........................................     648      (2,837)
            Other ..............................................................  (2,594)     (1,751)
                                                                                  --------   ---------
                  Net cash and equivalents provided by operating activities ....  22,624      13,738

Investing activities:
     Purchase of equipment .....................................................  (3,982)     (3,000)
     Capitalization of software development costs ..............................  (4,159)     (3,023)
     Increase in marketable securities ......................................... (24,221)     (8,921)
     Acquisitions of businsesses ...............................................    (489)     (4,360)
                                                                                  --------   ---------
                  Net cash and equivalents used in investing activities ........ (32,851)    (19,304)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
        purchase plans .........................................................   2,140       1,463
     Purchase of treasury stock ................................................  (4,347)        (27)
                                                                                  --------   ---------
                  Net cash and equivalents provided by financing actities ......  (2,207)      1,436

Effect of exchange rate changes on cash and equivalents ........................      27         (51)
                                                                                  --------   ---------
Decrease  in cash and equivalents .............................................. (12,407)     (4,181)
Cash and equivalents at the beginning of the period ............................  29,888      20,698
                                                                                  --------   ---------
Cash and equivalents at the end of the period ..................................$ 17,481    $ 16,517
                                                                                  ========   =========

        See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1998. The results of operations for the three and six month periods ended April 3, 1999 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1998 to permit comparison with fiscal 1999.

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

NOTE D - Comprehensive Income

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130), which the Company adopted in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.


For the three and six months ended April 3, 1999 and April 4, 1998, the Company's comprehensive income was as follows (in thousands):

                                                        Three Months Ended               Six Months Ended
                                                      April 3,        April 4,        April 3,        April 4,
                                                        1999            1998            1999            1998
                                                       ---------    ----------       ---------       --------
Comprehensive income:
    Net income                                         $  4,551      $  2,884        $  7,761        $  5,316
    Cumulative translation adjustment                       499           (73)            598            (435)
                                                       ---------    ----------       ---------       ---------
Total comprehensive income                             $  5,050      $  2,811        $  8,359        $  4,881
                                                       =========    ==========       =========       =========

During the quarter ended April 3, 1999, the Company sold its South African subsidiary to an unrelated third party. As a result of the transaction, the cumulative equity adjustment from translation of the subsidiary's financial statements in the amount of $.5 million was included as a charge to pretax income.

NOTE E - Stock Split

The Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend that was paid on March 9, 1999 to stockholders of record on February 23, 1999. Accordingly, the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split. The par value of the additional shares was transferred from additional paid-in capital to Common Stock.

On November 17, 1995, the Company's Board of Directors adopted a Rights Agreement. Under the Agreement, the Company distributed to stockholders a dividend of one Right for each outstanding share of Common Stock. As a result of the stock split, each stockholder has forty four-hundreds of a Right for each share of Common Stock held as of the Record Date.


                                        6



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

Results of Operations

       Revenues. Revenues for the second quarter of fiscal 1999 amounted to $61.7 million as compared to $46.5 million for the second quarter of the prior year. Revenues for the first six months of fiscal 1999 were $114.8 million as compared to $91.0 million for the first six months of the prior year. Revenue growth was 33% and 26% in the three and six month periods ended April 3, 1999, respectively, as compared to 18% and 19% for each of the comparable periods of the prior year. The revenue growth in the three and six month periods ended April 3, 1999 was principally driven by customer demand in all distribution channels.

       Product revenues for the second quarter of fiscal 1999 amounted to $40.6 million as compared to $30.1 million for the second quarter of the prior year. Product revenues for the first six months of fiscal 1999 were $73.8 million as compared to $59.9 million for the first six months of the prior year. Product revenue growth of 35% and 23% in the three and six month periods ended April 3, 1999, respectively, increased from 15% in each of the comparable periods of the prior year. Product revenue growth in the three and six month periods ended April 3, 1999 was principally driven by sales of the Company's products to new customers as well as sales into the Company's existing customer base in the second quarter. Contributing significantly to this growth were software revenues that increased 58% in the three month period ended April 3, 1999 as compared to 34% in the comparable period of the prior year.

       Service revenues for the second quarter of fiscal 1999 amounted to $21.0 million as compared to $16.4 million for the second quarter of the prior year. Service revenues for the first six months of fiscal 1999 were $41.0 million as compared with $31.2 million for the first six months of the prior year. Service revenue growth of 29% and 31% in the three and six month periods ended April 3, 1999, respectively, increased from 23% and 26% for comparable periods of the prior year. The growth in service revenues in the three and six month periods ending April 3, 1999 reflects an increase in maintenance revenue from the expansion of the installed base and an increase in the level of maintenance contracts and professional services accompanying sales to new customers and sales to the Company's existing customer base.
       Gross Profit. Gross profit as a percentage of revenues was 64% and 62% in the three and six month periods ended April 3, 1999, respectively, as compared with 61% in the comparable periods of the prior year. The improvement in gross profit was evidenced in both product and service gross profit.

       Product gross profit as a percentage of product revenues was 77% and 76% in the three and six month periods ended April 3, 1999, respectively, increasing from 74% and 75% for the comparable periods of the prior year. The improvement in product gross profit in both periods is primarily attributable to an increased proportion of product revenues generated by software, which typically generates higher gross profit than other products. The software component of product sales increased to 48% and 47% in the three and six month periods ended April 3, 1999, respectively, as compared to 41% and 44% for each of the comparable periods of the prior year. Service gross profit as a percentage of service revenues was 39% in the three and six month periods ended April 3, 1999, respectively, increasing from 36% and 34%, respectively, for comparable periods of the prior year. The increase in service gross profit in both periods is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by more fully leveraging service resources and improving the efficiency in the delivery of services. The Company anticipates that service gross profit as a percentage of service revenues should be approximately 38% to 40% over the remainder of fiscal 1999.

       Expenses. Total operating expenses as a percentage of revenues were 53% in each of the three and six month periods ended April 3, 1999, as compared to 51% and 52%, respectively, in the comparable periods of the prior year. Sales and marketing expenses as a percentage of revenues were 35% in the three and six month periods ended April 3, 1999 as compared to 34% and 35% in the comparable periods of the prior year. Engineering expenses as a percentage of revenues were 11% in each of the three and six month periods ended April 3, 1999, as compared to 10% in the comparable periods of the prior year. Engineering expenses of $6.6 million and $4.6 million in the second quarter of fiscal 1999 and 1998, respectively, are net of capitalized software development costs of $2.2 million and $1.6 million, respectively. Engineering expenses of $12.6 million and $8.9 million in the first six months of fiscal 1999 and 1998, respectively, are net of capitalized software development costs of $4.2 million and $3.0 million, respectively. The growth in engineering, research and development expenses results primarily from the development of new products in the client/server and Windows environments.

       General and administrative expenses as a percentage of revenues were 6% in the three and six month periods ended April 3, 1999 as compared to 7% in the comparable periods of the prior year. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments. In the second quarter of fiscal 1999, other (income) expense, net also includes an immaterial charge resulting from the Company's sale of its South African subsidiary. This charge relates to the write off of the cumulative equity adjustment from the translation of the subsidiary's financial statements.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 33% and 35% in the three and six month periods ended April 3, 1999, respectively, as compared to 38% in each of the comparable periods of the prior year. The reduction in the Company's effective income tax rate in both periods is primarily attributable to tax benefits resulting from the Company's sale of its South African subsidiary as well as utilization of foreign net operating loss carryforwards. The Company anticipates the effective income tax rate should be approximately 35% for the remainder of the fiscal year.

Liquidity and Capital Resources

         Working capital as of April 3, 1999, amounted to $33.9 million as compared with $45.1 million at September 30, 1998. The decline in working capital is primarily attributable to the Company's investment of $19.9 million of its cash and equivalents in long term marketable securities. Cash and equivalents and marketable securities increased to $63.6 million as of April 3, 1999 as compared to $51.8 million at September 30, 1998. Cash generated from operations increased to $22.6 million in the first six months of fiscal 1999 from $13.7 million in the first six months of the prior year, principally due to increased earnings and deferred maintenance revenues as well as increases in depreciation and amortization charges. The Company's increase of approximately $1.0 million in its investment in equipment in the first six months of the fiscal year as compared to the same period of the prior year is principally due to increased investments in the Company's engineering and service organizations as well as investments related to the planned relocation of the Company's world headquarters. Cash generated from operations was more than sufficient to fund investments in equipment and capitalized software development costs. In April 1999, the Company acquired a parcel of land located in Chelmsford, Massachusetts for the construction of a new approximately 129,000 square foot world headquarters facility. The Company anticipates it will spend approximately $18.0 million in the construction of the facility over the next 12 months. The Company is also assessing several acquisition opportunities that may be completed over the next three months, although there can be no assurance that these acquisitions will be completed.
The Company expects to fund its investments in equipment, software development costs and acquisitions over the remainder of its fiscal year as well as costs related to the construction of the new facility with available cash and investments and operating cash flow.

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

         The Company's actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by the Company and its competitors, competitive pricing pressures, the dependence on alternate distribution channels, potential effects of the century change, the ability to attract and retain sufficient technical personnel, and the dependence on the Company's time and attendance product line and on key vendors, as further described below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, which factors are specifically incorporated by reference herein.

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

         Year 2000. The Company has an executive level steering committee to identify and resolve Year 2000 issues associated with the Company's internal systems (both information technology ("IT") and non-IT), the Company's own products and services, the status of third party products distributed by the Company to its customers as well as the Year 2000 readiness of the Company's suppliers. The Company has completed an assessment of all of its principal IT systems, which include manufacturing, distribution, customer service and financial systems. The Company has, with the assistance of an outside consultant, tested its principal internal enterprise resource planning (ERP) system and believes it to be year 2000 compliant. This ERP system includes order entry, material resource planning, master production scheduling, purchasing, shipping and financial systems. The Company has identified Year 2000 issues in other less significant IT systems, and expects to resolve those issues, by replacements and/or upgrades, by mid-1999. The Company is currently performing an assessment of certain non-IT systems and expects that assessment to be completed by mid-1999. Examples of these non-IT systems include the Company's telephone systems. The Company will replace prior to the end of October, 1999, certain stand alone shop floor test equipment to ensure year 2000 compliance. The Company does not plan to assess specifically its facility management systems, or the external forces such as utility or transportation Year 2000 compliance failures that might generally affect industry and commerce. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in these internal systems.

         The Company's Year 2000 compliance plan includes designing its current products to meet the Company's definition of "Year 2000 Compliant" and testing the most recent versions of its current products to determine whether they meet that definition. Testing of products currently manufactured by the Company is approximately 95% completed and is expected to be finished by the end of June 1999. The Company has warranted, and may in the future warrant to certain customers that its products will work in the Year 2000 and beyond. Generally, for products that have been identified to date as needing upgrades/new versions to address Year 2000 issues, the Company has those upgrades/new versions available to customers for purchase or under maintenance agreements. One of the Company's products, which was sold in low volumes, has a Year 2000 deficiency for which there is no upgrade/new version currently available, but the Company intends to correct that deficiency in the product's next maintenance release. Some of the
Company's customers are using products and/or product versions that the Company has not tested, and does not support, for Year 2000 compliance. The Company is encouraging these customers to migrate to current products/versions that meet the Company's Year 2000 compliance definition. It is possible that the Company may experience increased expenses in addressing migration issues for these customers. In addition, the Company does not intend to test any of its custom software products for Year 2000 compliance.

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

         The costs associated with the Company's Year 2000 plan have been funded from operating cash flows and have been charged to operations. To date, the Company has incurred approximately $.8 million of incremental costs and expects, on a cumulative basis, total costs to be approximately $1.2 million to address its internal IT and non-IT systems and to address Year 2000 compliance problems in its own products and in third party products distributed with its products. The Company does not separately track the internal costs associated with its Year 2000 plan, which are primarily payroll costs for its information systems employees, support and technical personnel and the Year 2000 steering committee. The costs described herein, and the costs to accomplish the other elements of the Company's Year 2000 plan, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows. The cost of completing the Year 2000 plan and the date on which the Company believes the plan will be complete are based upon management's best estimates derived by using numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and the actual results may differ materially from those anticipated. Specific factors that might cause these differences include without limitation, the availability and cost of personnel trained in this area, the ability to make timely and appropriate adjustments to all relevant computer codes and similar uncertainties.

Part II.          OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The 1999 Annual Meeting of Stockholders of Kronos Incorporated was held on January 29, 1999.

(b) At the Annual Meeting, Messrs. D. Bradley McWilliams and Lawrence Portner were elected as Class I Directors for three-year terms expiring in 2002. In addition, the Directors whose terms of office continue after the meeting are three Class III Directors: Messrs. Mark S. Ain, Richard J. Dumler and Samuel Rubinovitz and one Class II Director:
         Messr. W. Patrick Decker. The tabulation of votes for each Director nominee was as follows:

                                            FOR                    WITHHELD
        D. Bradley McWilliams             7,499,050                   6,230
        Lawrence Portner                  7,498,993                   6,287

(c) The other item voted upon at the meeting was as follows:

                                                                                             BROKER
                                              FOR             AGAINST        ABSTAIN        NON-VOTES
        Ratification of the selection of
        Ernst & Young LLP                  7,488,945           14,983          1,352          -----





Item 6.    Exhibits and Report on Form 8-K


   (a)     Exhibit

           10.1 Lease Agreement Between W/9TIB Real Estate Limited Partnership, as Landlord, and Kronos Incorporated, as Tenant Dated February 26, 1999.

           10.2 Contruction Agreement Between Cranshaw Construction of New England Limited Partnership and Kronos, Inc. Dated March 10, 1999.

           10.3 Agreement of Purchase and Sale By and Between W/9TIB Real Estate Limited Partnership and Kronos Incorporated Dated March 29, 1999.

           27       Financial Data Schedule



   (b)     Reports of Form 8-K

           There were no reports on Form 8-K filed during the fiscal quarter ended April 3, 1999.

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

                                          KRONOS INCORPORATED



                                       By       /s/  Paul A. Lacy
                                                     Paul A. Lacy
                                                Vice President of Finance
                                                and Administration
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)





May 18, 1999

                               KRONOS INCORPORATED
                                  EXHIBIT INDEX







  Exhibit
  Number      Description

  10.1       Lease Agreement Between W/9TIB Real Estate Limited
             Partnership, as Landlord, and Kronos Incorporated, as Tenant Dated February 26, 1999.

  10.2 Contruction Agreement Between Cranshaw Construction of New England Limited Partnership and Kronos, Inc. Dated March 10, 1999.

  10.3       Agreement of Purchase and Sale By and Between W/9TIB
             Real Estate Limited Partnership and Kronos Incorporated Dated March 29, 1999.


  27         Financial Data Schedule