Form 10-Q
period 1999-07-03
KRONOS INC
filed 1999-08-13
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                   For the quarterly period ended July 3, 1999

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                      to
                               ------------------        --------------------
Commission file number      0-20109
                        -----------------------------------------------------
                               Kronos Incorporated
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                                    04-2640942
-------------------                                      ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                       400 Fifth Avenue, Waltham, MA 02451
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (781) 890-3232
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

     As of August 1, 1999, 12,605,995 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



 PART I.   FINANCIAL INFORMATION                                           Page

 Item 1.   Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the Three
              Months and  Nine Months Ended July 3, 1999 and July 4, 1998     1

           Condensed Consolidated Balance Sheets at July 3, 1999
              and September 30, 1998                                          2

           Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended July 3, 1999 and  July 4, 1998                     3

           Notes to Condensed Consolidated Financial Statements             4-5

 Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        6-12

 PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                  13

 Signatures

 Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                                     KRONOS INCORPORATED
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except share and per share amounts)
                                                          UNAUDITED

                                                                Three Months Ended            Nine Months Ended
                                                           ---------------------------   ---------------------------
                                                              July 3,         July 4,       July 3,         July 4,
                                                               1999            1998          1999            1998
                                                           -----------     -----------   -----------     -----------
Net revenues:
     Product ...........................................   $     43,965   $     35,080   $    117,788   $     94,952
     Service ...........................................         23,252         17,599         64,230         48,772
                                                           ------------   ------------   ------------   ------------
                                                                 67,217         52,679        182,018        143,724
Cost of sales:
     Product ...........................................          9,883          8,636         27,196         23,419
     Service ...........................................         13,664         11,440         38,521         32,063
                                                           ------------   ------------   ------------   ------------
                                                                 23,547         20,076         65,717         55,482
                                                           ------------   ------------   ------------   ------------
          Gross profit .................................         43,670         32,603        116,301         88,242
Expenses:
     Sales and marketing ...............................         23,094         17,670         63,458         49,599
     Engineering, research and development .............          6,988          5,334         19,616         14,215
     General and administrative ........................          4,030          3,526         11,246          9,938
     Other (income) expense, net .......................            106            159            571            (27)
                                                           ------------   ------------   ------------   ------------
                                                                 34,218         26,689         94,891         73,725
                                                           ------------   ------------   ------------   ------------
          Income before income taxes ...................          9,452          5,914         21,410         14,517
Provision for income taxes .............................          3,318          2,259          7,515          5,546
                                                           ------------   ------------   ------------   ------------
          Net income ...................................   $      6,134   $      3,655   $     13,895   $      8,971
                                                           ============   ============   ============   ============


Net income per common share:
          Basic ........................................   $       0.49   $       0.29   $       1.11   $       0.72
                                                           ============   ============   ============   ============

          Diluted ......................................   $       0.47   $       0.28   $       1.06   $       0.70
                                                           ============   ============   ============   ============

Average common and common equivalent shares outstanding:
          Basic ........................................     12,528,865     12,443,505     12,537,394     12,380,344
                                                           ============   ============   ============   ============
          Diluted ......................................     13,115,132     12,848,900     13,051,479     12,767,452
                                                           ============   ============   ============   ============

     See accompanying notes to condensed consolidated financial statements.

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share and per share amounts)
                                                 UNAUDITED

                                                                                July 3,   September 30,
                                                                                 1999          1998
                                                                               ---------  ------------
                                   ASSETS
Current assets:
   Cash and equivalents ....................................................   $  19,250    $  29,888
   Marketable securities ...................................................      17,483       17,501
   Accounts receivable, less allowances for doubtful accounts of $1,569
      at July 3, 1999 and $1,268 at September 30, 1998 .....................      56,059       50,904
   Deferred income taxes ...................................................       5,188        5,188
   Other current assets ....................................................      11,573        8,171
                                                                               ---------    ---------
          Total current assets .............................................     109,553      111,652
Property, plant and equipment, net .........................................      19,648       15,816
Marketable securities ......................................................      24,350        4,445
Excess of cost over net assets of businesses acquired ......................      31,629       13,731
Deferred software development costs, net ...................................      11,590        9,541
Other assets ...............................................................      12,905        8,676
                                                                               ---------    ---------
         Total assets ......................................................   $ 209,675    $ 163,861
                                                                               =========    =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   7,005    $   6,427
   Accrued compensation ....................................................      17,013       14,503
   Accrued expenses and other current liabilities ..........................      29,339       18,570
   Deferred maintenance revenues ...........................................      39,434       27,065
                                                                               ---------    ---------
         Total current liabilities .........................................      92,791       66,565
Deferred income taxes ......................................................         911          911
Deferred maintenance revenues ..............................................      14,490        8,830
Other liabilities ..........................................................         192          352
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
    12,634,728 shares and 12,465,719 shares issued at July 3, 1999 and
      September 30, 1998, respectively .....................................         126          125
   Additional paid-in capital ..............................................      29,328       29,575
   Retained earnings .......................................................      73,660       59,765
   Equity adjustment from translation ......................................        (347)      (1,162)
   Cost of Treasury Stock  (54,987 shares and 45,861
      shares at July 3, 1999 and September 30, 1998, respectively) .........      (1,476)      (1,100)
                                                                               ---------    ---------
         Total shareholders' equity ........................................     101,291       87,203
                                                                               ---------    ---------
         Total liabilities and shareholders' equity ........................   $ 209,675    $ 163,861
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

                                           KRONOS INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                UNAUDITED

                                                                                              Nine Months Ended
                                                                                          ------------------------
                                                                                             July 3,     July 4,
                                                                                              1999        1998
                                                                                           ----------   ---------
Operating activities:
     Net income .........................................................................   $ 13,895    $  8,971
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
              Depreciation ..............................................................      5,938       5,448
              Amortization of excess of cost over net assets of businesses acquired .....      2,952       1,680
              Amortization of deferred software development costs .......................      4,340       3,263
              Changes in certain operating assets and liabilities:
                  Accounts receivable, net ..............................................     (4,830)     (2,399)
                  Deferred maintenance revenues .........................................     14,374       6,862
                  Accounts payable, accrued compensation
                      and other liabilities .............................................      7,049         746
              Other .....................................................................     (7,721)     (1,359)
                                                                                            --------    --------
                      Net cash and equivalents provided by operating activities .........     35,997      23,212

Investing activities:
     Property, plant and equipment ......................................................     (9,900)     (4,936)
     Capitalization of software development costs .......................................     (6,389)     (4,857)
     Increase in marketable securities ..................................................    (19,887)     (8,163)
     Acquisitions of businesses .........................................................     (9,771)     (6,296)
                                                                                            --------    --------
                      Net cash and equivalents used in investing activities .............    (45,947)    (24,252)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
         purchase plans .................................................................      3,835       2,343
     Purchase of treasury stock .........................................................     (4,457)     (1,361)
                                                                                            --------    --------
                      Net cash and equivalents (used in) provided by financing activities       (622)        982

Effect of exchange rate changes on cash and equivalents .................................        (66)       (137)

                                                                                            --------    --------
Decrease  in cash and equivalents .......................................................    (10,638)       (195)
Cash and equivalents at the beginning of the period .....................................     29,888      20,698
                                                                                            --------    --------
Cash and equivalents at the end of the period ...........................................   $ 19,250    $ 20,503
                                                                                            ========    ========

See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1998. The results of operations for the three and nine month periods ended July 3, 1999 are not necessarily indicative of the results for a full fiscal year. Certain amounts have been reclassified in fiscal 1998 to permit comparison with fiscal 1999.

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

For the three and nine months ended July 3, 1999 and July 4, 1998, the Company's comprehensive income was as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                     ------------------       -----------------
                                     July 3,     July 4,    July 3,     July 4,
                                      1999        1998       1999        1998
                                    --------    --------   --------    --------
Comprehensive income:
 Net income                         $  6,134    $  3,655  $ 13,895    $  8,971
 Cumulative translation adjustment       217       (571)       815      (1,006)
                                    ---------   --------  --------    ---------
Total comprehensive income          $  6,351    $  3,084   $14,710    $  7,965
                                    ========    ========  ========    =========

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

Results of Operations

       Revenues. Revenues for the third quarter of fiscal 1999 amounted to $67.2 million as compared to $52.7 million for the third quarter of the previous year. Revenues for the first nine months of fiscal 1999 were $182.0 million as compared to $143.7 million for the first nine months of the prior year. Revenue growth was 28% and 27% in the three and nine month periods ended July 3, 1999, respectively, as compared to 22% and 19% for each of the comparable periods of the prior year. The revenue growth in the three and nine month periods ended July 3, 1999 was principally driven by customer demand in all distribution channels.

       Product revenues for the third quarter of fiscal 1999 amounted to $44.0 million as compared to $35.1 million for the third quarter of the prior year. Product revenues for the first nine months of fiscal 1999 were $117.8 million as compared to $95.0 million for the first nine months of the prior year. Product revenue growth of 25% and 24% in the three and nine month periods ended July 3, 1999, respectively, increased from 21% and 17% in each of the comparable periods of the prior year. Product revenue growth in the three and nine month periods ended July 3, 1999 was principally driven by sales of the Company's products to new customers as well as sales into the Company's existing customer base.

       Service revenues for the third quarter of fiscal 1999 amounted to $23.3 million as compared to $17.6 million for the third quarter of the prior year. Service revenues for the first nine months of fiscal 1999 were $64.2 million as compared with $48.8 million for the first nine months of the prior year. Service revenue growth of 32% in both the three and nine month periods ended July 3, 1999, increased from 24% and 25% for comparable periods of the prior year. The growth in service revenues in the three and nine month periods ending July 3, 1999 reflects an increase in maintenance revenue from the expansion of the installed base and an increase in the level of maintenance contracts and professional services accompanying sales to new customers as well as sales to the Company's existing customer base.

       Gross Profit. Gross profit as a percentage of revenues increased to 65% and 64% in the three and nine month periods ended July 3, 1999, respectively, as compared with 62% and 61%, respectively, for comparable periods of the prior year.
The improvement in gross profit was evidenced in both product and service gross profit.

       Product gross profit as a percentage of product revenues was 78% and 77% in the three and nine month periods ended July 3, 1999, respectively, increasing from 75% for the comparable periods of the prior year. The improvement in product gross profit in both periods is partially attributable to an increased proportion of product revenues generated by software, which typically generates higher gross profit than other products. The software component of product sales was 46% and 47% in the three and nine month periods ended July 3, 1999, respectively, as compared to 45% for each of the comparable periods of the prior year. In addition, the Company has also realized cost reductions in manufactured hardware components due to higher production volumes. Service gross profit as a percentage of service revenues was 41% and 40% in the three and nine month periods ended July 3, 1999, respectively, increasing from 35% and 34%, respectively, for comparable periods of the prior year. The increase in service gross profit in both periods was primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by more fully leveraging service resources and improving the efficiency in the delivery of services.

       Expenses. Total operating expenses as a percentage of revenues were 51% and 52% in the three and nine month periods ended July 3, 1999, respectively, as compared to 51% in the comparable periods of the prior year. Sales and marketing expenses as a percentage of revenues were 34% and 35% in the three and nine month periods ended July 3, 1999, respectively, consistent with the respective comparable periods of the prior year. Engineering expenses as a percentage of revenues were 10% and 11% in the three and nine month periods ended July 3, 1999, respectively, as compared to 10% in the respective comparable periods of the prior year. Engineering expenses of $7.0 million and $5.3 million in the third quarter of fiscal 1999 and 1998, respectively, are net of capitalized software development costs of $2.2 million and $1.8 million, respectively. Engineering expenses of $19.6 million and $14.2 million in the first nine months of fiscal 1999 and 1998, respectively, are net of capitalized software development costs of $6.4 million and $4.9 million, respectively. The growth in engineering, research and development expenses resulted primarily from the development of new products for the client/server and Windows environments.

       General and administrative expenses as a percentage of revenues were 6% in the three and nine month periods ended July 3, 1999 as compared to 7% in the comparable periods of the prior year. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company which is offset by interest income earned on its investments.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 35% in the three and nine month periods ended July 3, 1999, respectively, as compared to 38% in each of the comparable periods of the prior year. The reduction in the Company's effective income tax rate in both periods is primarily attributable to tax benefits resulting from the Company's sale of its South African subsidiary in the second quarter of fiscal 1999 as well as utilization of foreign net operating loss carryforwards. The Company anticipates the effective income tax rate should be approximately 35% for the remainder of the fiscal year.

Liquidity and Capital Resources

         Working capital as of July 3, 1999, amounted to $16.8 million as compared with $45.1 million at September 30, 1998. The decline in working capital is attributable to the Company's investment of approximately $20.0 million in both long term marketable securities and acquisitions of businesses as well as investments of approximately $10.0 million in property, plant and equipment in the nine month period ending July 3, 1999. In the three month period ended July 3, 1999, the Company completed the acquisition of a dealer territory and a labor-tracking software application company. Under the terms of these acquisition agreements, the Company agreed to an initial cash payment, a guaranteed payment within one year and assumed certain maintenance contracts and other professional service obligations.

         Cash and equivalents and marketable securities increased to $61.1 million as of July 3, 1999 as compared to $51.8 million at September 30, 1998. Cash generated from operations increased to $36.0 million in the first nine months of fiscal 1999 from $23.2 million in the first nine months of the prior year, principally due to increased earnings and deferred maintenance revenues. It is the Company's policy to bill maintenance contracts at the contract start date. The Company has experienced a growth in deferred maintenance revenues as the result of the expansion of the installed base and, to a lesser extent, an increase in the sale of extended maintenance contracts. The Company's increase of approximately $5.0 million in its investment in property, plant and equipment in the first nine months of the fiscal year as compared to the same period of the prior year is principally due to costs related to the construction of the Company's new world headquarters facility. The Company anticipates it will spend approximately $14.0 million in the construction of the facility over the next 12 months. Cash generated from operations was more than sufficient to fund investments in property, plant and equipment, acquisitions of businesses and capitalized software development costs. The Company expects to fund its investments in software development costs and costs related to the construction of the new facility over the remainder of its fiscal year with available cash and investments and operating cash flow.

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

         Year 2000. The Company has an executive level steering committee to identify and resolve Year 2000 issues associated with the Company's internal systems (both information technology ("IT") and non-IT), the Company's own products and services, the status of third party products distributed by the Company to its customers as well as the Year 2000 readiness of the Company's suppliers. The Company has completed an assessment of all of its principal IT systems, which include manufacturing, distribution, customer service and financial systems. The Company has, with the assistance of an outside consultant, tested its principal internal enterprise resource planning (ERP) system and believes it to be year 2000 compliant. This ERP system includes order entry, material resource planning, master production scheduling, purchasing, shipping and financial systems. The Company has identified Year 2000 issues in other less significant IT systems, and expects to resolve those issues, by replacements and/or upgrades, by the end of October 1999. The Company is currently performing an assessment and remediation, as necessary, of certain non-IT systems and expects that assessment to be completed prior to the end of 1999. Any such systems determined not to be Year 2000 compliant will be remedied or replaced, if necessary. The Company will replace, prior to the end of October 1999, certain stand alone shop floor test equipment, to ensure Year 2000 compliance. The Company does not plan to assess specifically its facility management systems, or the external forces such as utility or transportation Year 2000 compliance failures that might generally affect industry and commerce. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in these internal systems.

         The Company's Year 2000 compliance plan includes designing its current products to meet the Company's definition of "Year 2000 Compliant" and testing the most recent versions of its current products to determine whether they meet that definition. Testing of products currently manufactured by the Company is approximately 98% completed and is expected to be finished by the end of October 1999. The Company has warranted, and may in the future warrant to certain customers that its products will work in the Year 2000 and beyond. Generally, for products that have been identified to date as needing upgrades/new versions to address Year 2000 issues, the Company has those upgrades/new versions available to customers for purchase or under maintenance agreements. One of the Company's products, which was sold in low volumes, has a Year 2000 deficiency for which there is no upgrade/new version currently available, but the Company intends to correct that deficiency in the product's next maintenance release. Some of the Company's customers are using products and/or product versions that the Company has not tested, and does not support, for Year 2000 compliance. The Company is encouraging these customers to migrate to current products/versions that meet the Company's Year 2000 compliance definition. It is possible that the Company may experience increased expenses in addressing migration issues for these customers. In addition, the Company does not intend to test any of its custom software products for Year 2000 compliance.

         For  third  party  products  that  the  Company  distributes  with  its products, the Company has sought information and assurances from the manufacturers concerning those products' Year 2000 compliance status. As a result, the Company has identified certain third party products that will require an upgrade to be Year 2000 compliant and is currently notifying affected customers and encouraging them to upgrade. The Company expects to complete its assessment of those third party products by the end of October 1999.

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

         The Company is in the process of formulating a contingency plan on Year 2000 readiness. The Company anticipates completing that contingency plan by the end of October 1999.

         The costs associated with the Company's Year 2000 plan have been funded from operating cash flows and have been charged to operations. To date, the Company has incurred approximately $1.0 million of incremental costs and expects, on a cumulative basis, total costs to be approximately $1.2 million to address its internal IT and non-IT systems and to address Year 2000 compliance problems in its own products and in third party products distributed with its products. The Company does not separately track the internal costs associated with its Year 2000 plan, which are primarily payroll costs for its information systems employees, support and technical personnel and the Year 2000 steering committee. The costs described herein, and the costs to accomplish the other elements of the Company's Year 2000 plan, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows. The cost of completing the Year 2000 plan and the date on which the Company believes the plan will be complete are based upon management's best estimates derived by using numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and the actual results may differ materially from those anticipated. Specific factors that might cause these differences include without limitation, the availability and cost of personnel trained in this area, the ability to make timely and appropriate adjustments to all relevant computer codes and similar uncertainties.

Part II.         OTHER INFORMATION

Item 6.    Exhibits and Report on Form 8-K


   (a)     Exhibit


                  27        Financial Data Schedule



   (b)     Reports of Form 8-K

           There were no reports on Form 8-K filed during the fiscal quarter ended July 3, 1999.

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

                                          KRONOS INCORPORATED



                                          By         /s/ Paul A. Lacy
                                                         Paul A. Lacy
                                                     Vice President of Finance
                                                       and Administration
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)





August 13,  1999

                               KRONOS INCORPORATED
                                  EXHIBIT INDEX




               Exhibit
               Number      Description



               27        Financial Data Schedule