Form 10-K405
period 1999-09-30
KRONOS INC
filed 1999-12-17
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended       September 30, 1999

                                       or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934
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

                           Non-Affiliate Voting                  Aggregate
    Date                   Shares Outstanding                  Market Value
November 30, 1999             11,746,547                       $609,352,126

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Date                         Class                     Outstanding Shares
                         Common Stock, $0.01 par
November 30, 1999           value per share                     12,482,522

                      DOCUMENTS INCORPORATED BY REFERENCE.
     The Company's definitive proxy statement dated December 17, 1999 for the Annual Meeting of Stockholders to be held on February 3, 2000 (Part III - Items 10,11,12 and 13).

                                     PART I

Item 1.  Business

         Kronos Incorporated (the "Company" or "Kronos") was organized in 1977 as a Massachusetts corporation. The Company develops, manufactures and markets frontline labor management systems that enhance productivity in the workplace by capturing, measuring and delivering information about employees' time and activities. The Company's frontline labor management systems are designed for a wide range of businesses from single-user to large multi-site enterprises. Kronos' applications perform time and attendance, employee scheduling, shop floor labor allocation, activity-tracking and labor analytics. Kronos' systems capture information from employees in the workplace utilizing a variety of user interaction technologies. These technologies include intelligent data collection terminals that the Company manufactures, desktop applications, the Internet, interactive voice response and biometrics. Kronos' application suite can either operate independently in a desktop environment or interface with related applications and technologies at many points throughout the enterprise to enable management to optimize the use of their labor data. In addition, the Company maintains an extensive professional service and technical support organization that is responsible for maintaining systems and providing professional and educational services. These services can be provided on site or over the
Internet. The Company also collaborates with industry leading vendors that market products and services that are synergistic to Kronos solutions. These collaborations include major enterprise resource planning system (ERPs) providers, manufacturing execution system (MES) providers, and human resources, finance, scheduling and payroll application providers, as well as consulting and systems integration firms. To date, the majority of the Company's revenues and profits have been derived from its time and attendance applications and related products and services.

Products

         The software incorporated in Kronos' frontline labor management systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve. The Company offers various products that operate in enterprise or desktop environments and can be accessed through a number of methods including the Internet. These products include:

Timekeeper Central(R) System -- targeted for small to mid-size businesses or large enterprises that deploy systems site-by-site, the system streamlines the management, collection and distribution of employee hours for payroll, human resources, and other Kronos applications for frontline labor management. By eliminating the need for manual data collection and data entry, the system reduces the time needed to collect employee work related information, improves payroll accuracy, and provides time-sensitive labor information to frontline managers. Its rules engine has been developed to accommodate a wide variety of pay policies and work rules correctly and uniformly across the organization. It accepts a wide range of user interaction methods including data collection devices, interactive voice response systems, native windows applications and the Web.

Workforce Central(TM) Suite:
A suite of products designed for organizations that need to provide all levels of management with access to real-time information on the labor components of their business. Solutions integrated with the suite include:

o Workforce TimekeeperTM -- streamlines the management, collection and distribution of employee hours, and simplifies the control of the labor expense throughout an enterprise. Workforce Timekeeper uses a robust pay rules engine to apply complex work and pay rules accurately and consistently throughout an organization thus eliminating the need for manual timecards and timesheets.

o Workforce AccrualsTM -- provides for control of leave liability, compliance with corporate policies or contracts, and enables employees and supervisors to manage benefit time by automatically calculating the balances of each employee's available benefit time.

o Workforce ActivitiesTM -- collects activity data from an employee and reports on activities performed, productivity and employee transactions as well as provides data to other systems such as billing or project tracking. Workforce Activities is anticipated to be released in the second quarter of fiscal 2000.

o Workforce Smart SchedulerTM -- forecasts staffing needs to business volumes, optimizes staffing by applying work standards, and provides all levels of management with reporting tools to act on real-time labor information.

     The Company's Timekeeper Central and Workforce Timekeeper systems run on Windows 95/98, Windows NT and Citrix Metaframe. The Workforce Central suite supports a variety of industry-standard databases including Oracle, Informix and Microsoft SQL Server.

Timekeeper(R)/AS Suite:
A suite of products for both single-site and enterprise-wide deployment in AS400 environments. Timekeeper/AS provides centralized data with decentralized access, allowing all levels of management access to real-time information on the labor component of the business and extending the functionality of ERP systems. Solutions integrated with the suite include:

o Timekeeper/AS -- provides users with a flexible and comprehensive pay rules engine to apply complex work and pay rules accurately and consistently throughout the entire organization eliminating the need for manual timecards and timesheets.

o Timekeeper/AS Accruals -- provides for control of leave liability, compliance with corporate policies or contracts, and enables employees and supervisors to manage benefit time by automatically calculating the balances of each employee's available benefit time.

o Timekeeper/AS Attendance Tracker -- allows organizations to automate its no-fault attendance program by capturing lost time exceptions and absences from the Timekeeper/AS system and providing real time information to managers for disciplinary management.

o Timekeeper/AS Labor Data Collection -- captures time, labor, and material usage at every stage of the production process thereby providing managers the tools to improve customer responsiveness, enhance operating efficiency, increase labor productivity, and ensure quality control.

o Timekeeper/AS Gate Access -- provides a method to control and track access to areas within an organization that require monitoring.

         In addition, the Company offers the following solutions to address customers specific needs:

ShopTrac ProTM -- captures time, labor, and material usage at every stage of the production process thereby providing managers the tools to improve customer responsiveness, enhance operating efficiency, increase labor productivity, and ensure quality control.

Visionware(R) -- consists of a suite of labor productivity tools that synthesizes information from disparate information systems such as billing, payroll and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, can enable management to monitor and manage labor productivity. To date this product has principally been used within the Healthcare industry, however, the Company intends to market this product through its other industry specific divisions during fiscal 2000.

Imagekeeper(R) -- easy to use, flexible video imaging system that captures employee images and signatures and stores them with other personnel data. Imagekeeper provides instant on-line identification and verification of employees and produces economical badges that can be utilized by multiple applications using barcodes, magnetic stripes and other technologies. Personnel data can easily be shared with other in-house applications that require the same information.

         Kronos provides a wide range of user interaction technologies to accommodate various work environments and markets, and to satisfy the price/performance requirements of its customers. These user interaction technologies include:

o Time and Labor Data Entry Terminals: Fixed and portable intelligent data collection devices that record time, labor, and activity data via serial, Ethernet, Token Ring, or modem host communications. Data can be entered using the terminal's stationary badge reader in Barcode or Magnetic Stripe format, or entered manually via the terminal keyboard. Lasers, charged coupled device ("CCD") scanners and Wedge readers can be attached to the terminal to aid in the collection of factory-floor or labor activity data.

o Workforce WebTM and Timekeeper/AS Web: Using a standard web browser (e.g. Netscape or Internet Explorer), employees can enter time worked in a variety of formats, request time off, and review leave balances and total hours worked.

o Workforce ExpressTM: Using Microsoft Outlook, Windows or web, employees can enter time worked in a variety of formats, request time off, and review leave balances and total hours worked.

o Timekeeper/AS Terminal Entry: Using AS/400 or PC based host systems, time and labor data can be collected from local or remote data entry terminals via serial, Ethernet, Token Ring or modem communications in a heterogeneous computing environment.

o Workforce TeleTimeTM and Timekeeper/AS TeleTime: Using telephone-based, interactive voice response solutions, enterprise-wide time and labor information can be collected and communicated.

o Timekeeper/AS Graphical User Interface: Provides for a windows front end for the entire Timekeeper/AS suite application. Additionally, provides functionality for Web connectivity and access over the internet / intranet.

         The Company believes that the extensive set of functions and features within its time and attendance products, the suite of applications available through its frontline labor management systems and its various user interaction technologies provide it with an important advantage over its competition. The Company believes additional competitive advantages are provided by its ability to offer frontline labor management systems that accommodate specific vertical markets and by its collaborations with various industry-leading vendors.

Services and Support

         Kronos maintains an extensive professional service and technical support organization which provides a suite of maintenance, professional and educational services. These services are designed to support the Company's customers throughout the product life cycle. Maintenance service options are delivered through the Company's centralized Global Support operation or through local service personnel. The Company also provides a wide range of customer self-service options through the Internet. The Company's professional services include implementation support, technical and business consulting as well as system integration and optimization. The Company's educational services offer a full range of curriculums which are delivered through local training centers or via computer based training courses. When necessary, the Company may also provide software customization services to meet any unique customer requirements.

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

Direct Sales Organization

         The Company has 36 direct sales and support offices located in the United States. In addition, the Company has three sales and support offices located in Canada, two in the United Kingdom, one in Mexico, four in Australia and one in Brazil. Each direct sales office covers a defined territory, and has sales and support functions.

         For the fiscal years ended September 30, 1999, 1998 and 1997, the Company's direct sales and support offices in the U.S. generated net revenues of $184.3 million, $147.3 million and $120.0 million, respectively. For the fiscal years ended September 30, 1999, 1998 and 1997, the Company's international subsidiaries generated net revenues of $20.4 million, $14.9 million and $13.6 million, respectively. Total assets at the Company's international subsidiaries for these periods were $15.3 million, $12.1 million and $10.7 million, respectively.

Dealers

         Kronos also markets and sells its products through independent dealers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support and installation services for Kronos' products. There are presently approximately 23 dealers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. dealers for the years ended September 30, 1999, 1998 and 1997 were $30.6 million, $26.9 million and $22.7 million, respectively. Kronos also has dealers in Argentina, Bahamas, Bahrain, Barbados, Brazil, Chile, Columbia, Ghana, Guam, Guatemala, Guyana, Jamaica, Lebanon, Mexico, Netherlands Antilles, Netherlands, Norway, Panama, Puerto Rico, South Africa, Singapore, Trinidad and Venezuela. Sales to independent international dealers were not material in any of the fiscal years. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.

Original Equipment Manufacturers (OEM)

         The Company has a joint marketing agreement with ADP, Inc. ("ADP") under which ADP markets a proprietary version of the Company's PC-based time and attendance software, together with data collection terminals manufactured by the Company.

         Reduction in the sales efforts of the Company's major dealers and/or ADP, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

Customers

         End-users of the Company's products include companies of all sizes from the manufacturing, service, public and private sectors. The Company believes that the dollar amount of backlog is not material to an understanding of its business. Although the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenues in each quarter result from orders received in that quarter.

Product Development

         The Company's product development efforts are focused on enhancing the capabilities and increasing the performance of its existing products and developing new products and interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. During fiscal 1999, 1998 and 1997, Kronos' engineering, research and development expenses were $26.8 million, $19.7 million and $16.5 million, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

Competition

         The frontline labor management industry is highly competitive. The number of competitors is also increasing as applications and systems providers in related industries, such as human resources management, payroll processing and ERP, enter the market. Technological changes such as those allowing for increased use of the Internet may also create the potential for new entrants. Although the Company believes it has core competencies that are not easily obtainable by competitors, maintaining the Company's competitive advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

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

Proprietary Rights

         The Company relies on a combination of patents, copyrights, trademarks, trade secret law and contracts to protect its proprietary technology.

         The Company generally provides software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Kronos if the end-user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous or active users, computer model and serial number, features and/or terminals for which the end-user has paid the required license fee. The Company authorizes its dealers to sublicense software products to end-users under similar terms. In certain circumstances, the Company also makes master software licenses available to end-users which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Some customers license software products under individually negotiated terms.

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

         The Company purchases a payroll interface and other software from a single supplier for resale in certain of its frontline labor management systems. Although the Company believes its relationship with this supplier is good, any interruption or termination of the Company's right to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software or identify and contract with another supplier to perform this function. The Company is currently evaluating its ability to purchase payroll interface software from alternative suppliers. Although the Company believes it would be able to produce its own payroll interface software or purchase payroll interface software from another supplier, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

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

Employees

         As of November 30, 1999, the Company had 1,797 employees. None of the Company's employees is represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.

Item 2.  Properties

         The Company leases approximately 75,000 square feet at its headquarters in Waltham, Massachusetts. This lease expires March 31, 2000. During fiscal 1999 the Company acquired a parcel of land located in Chelmsford, Massachusetts for the construction of an approximately 129,000 square foot corporate headquarters facility. The Company anticipates completing construction of the facility during the second quarter of fiscal 2000 at which time the Company will relocate its headquarters from Waltham to Chelmsford, Massachusetts. The Company also leases a total of approximately 195,000 square feet in two facilities located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these facilities. The Company additionally leases 48 sales and support offices located throughout North America, Europe, Australia and South America. The Company's aggregate rental expense for all of its facilities in fiscal 1999 was approximately $7.1 million. The Company considers its facilities to be adequate for its current requirements and that additional space will be available as needed in the future.

Item 3.  Legal Proceedings

         From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      Executive Officers of the Registrant

Name                      Age     Position

Mark S. Ain                56      Chief Executive Officer and Chairman

W. Patrick Decker          52      President and Chief Operating Officer

Aron J. Ain                42      Vice President, Worldwide Sales and Service

Paul A. Lacy               52      Vice President, Finance and Administration,
                                    Treasurer and Clerk

Laura L. Woodburn          52      Vice President, Engineering

Lloyd B. Bussell           54      Vice President, Manufacturing

Laurel Giarrusso           50      Vice President, Business Planning and
                                   Development

James Kizielewicz          40      Vice President, Marketing

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

         The Company's common stock is traded on the Nasdaq National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 1999 and 1998. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    1999
                            ----------------------------------------------------
Fiscal                                High                       Low
--------------------------- ------------------------- --------------------------
First quarter                       $30.000                   $16.667
Second quarter                       32.500                    22.250
Third quarter                        47.750                    25.000
Fourth quarter                       54.500                    34.500

                                                    1998
                            ----------------------------------------------------
Fiscal                                High                       Low
--------------------------- ------------------------- --------------------------
First quarter                        $22.750                   $12.833
Second quarter                        25.083                    19.083
Third quarter                         25.000                    20.500
Fourth quarter                        26.667                    22.667

         The sales prices have been restated to reflect the Company's three-for-two stock split that was paid on March 9, 1999 to stockholders of record as of February 23, 1999.

HOLDERS

         On November 30, 1999 there were approximately 3,500 shareholders of record of the Company's common stock.

DIVIDENDS

         The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

Item 6. Selected Financial Data

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Highlights                                                     In thousands, except share data

                                                                             Year Ended September 30,
                                                    ---------------------------------------------------------------------------
                                                        1999            1998           1997            1996           1995
                                                    -------------   -------------  -------------   -------------  -------------
Operating Data:
     Net revenues                                       $254,298        $202,469       $170,538        $142,957       $120,373
     Net income                                          $22,378         $14,720        $11,272         $11,425         $8,398

     Net income per common share:
         Basic                                             $1.78           $1.19          $0.92           $0.95          $0.74
         Diluted                                           $1.71           $1.15          $0.89           $0.91          $0.69

Balance Sheet Data:
     Total assets                                       $228,243        $163,861       $129,132        $105,117        $78,518



         The presentation of amounts per share has been restated to reflect the Company's three-for-two stock split that was paid on March 9, 1999 to stockholders of record as of February 23, 1999.

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

Results of Operations

Revenues. Revenues amounted to $254.3 million, $202.5 million and $170.5 million in fiscal 1999, 1998 and 1997, respectively. Annual revenue growth amounted to 26% in fiscal 1999 and 19% in fiscal 1998 and 1997. Revenue growth in fiscal 1999 was principally the result of customer demand driving an increase in sales volume through all of the Company's distribution channels. The increase in sales volume was generated by both product and service revenues.

         Product revenues amounted to $164.3 million, $135.2 million and $116.2 million in fiscal 1999, 1998 and 1997, respectively. Product revenues grew by 22% in fiscal 1999 as compared to 16% and 15% in fiscal 1998 and 1997, respectively. Product revenue growth in all fiscal years was principally the result of customer demand. Product revenue growth in fiscal 1999 was driven by sales of the Company's products to new customers as well as sales into the Company's existing customer base. Demand from both new and existing customers was driven by enhancements delivered in fiscal 1999 to the Company's three principal product lines: Timekeeper Central, Workforce Central and
Timekeeper/AS. The components of product revenue, software, hardware and options, remained relatively consistent as a percentage of total product sales as compared to fiscal 1998. The sales growth in fiscal 1998 was principally the result of customer demand driving an increase in sales of the Company's Windows and client/server products. As a result of the strength of sales of Windows and client/server systems in fiscal 1998, the software component of product sales increased to 45% of total product sales as compared to 38% in fiscal 1997. The software component of product sales was approximately 45% of total product sales in fiscal 1999.

         Service revenues amounted to $90.0 million, $67.3 million and $54.4 million in fiscal 1999, 1998 and 1997, respectively. Service revenues grew by 34% in fiscal 1999 as compared to 24% and 29% in fiscal 1998 and 1997, respectively. Service revenues amounted to 35%, 33% and 32% of total revenues in fiscal 1999, 1998 and 1997, respectively. The growth in service revenues in all periods reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, as well as an increase in the level of maintenance contracts and professional services accompanying new sales. The expansion of the installed base results from the cumulative effect of adding new sales to the base and the acquisition of certain dealer operations. The increase in the level of services sold to the installed base is partially attributable to the upgrade of existing customers to the Company's products on the Windows and client server platforms. Upgrade sales generally result in an increased level of maintenance and professional services revenue.

         International revenues, which include revenues from the Company's international subsidiaries and sales to independent international dealers, grew 39% in fiscal 1999 to $22.3 million as compared to $16.0 million and $15.4 million in fiscal 1998 and 1997, respectively. International revenues amounted to 9%, 8% and 9% of total revenues in fiscal 1999, 1998 and 1997, respectively. The increased growth rate in international revenues in fiscal 1999 was principally a result of lower than anticipated revenue from international operations in fiscal 1998. The international revenue growth rate in fiscal 1998 was unfavorably impacted by the Company's initiatives to strengthen subsidiary management and to position the subsidiaries sales organizations to better penetrate their respective markets. Fiscal 1998 revenue was also unfavorably impacted by the Asian/Pacific economic recession and related fluctuations in foreign currencies.

Gross Profit. Gross profit as a percentage of revenues was 64% in fiscal 1999 as compared to 62% and 61% in fiscal 1998 and 1997, respectively. The improvement in gross profit as a percentage of revenues in fiscal 1999 and 1998 was attributable to increases in both product and service gross profit. Product gross profit as a percentage of product revenues was 77% in fiscal 1999 as compared to 76% and 74% in fiscal 1998 and 1997, respectively. The improvement in product gross profit in fiscal 1999 as compared to fiscal 1998 was primarily attributable to cost reductions in manufactured hardware components as well as higher production volumes. The improvement in product gross profit in fiscal 1998 as compared to fiscal 1997 was primarily attributable to a change in the mix of product sold. The Company's product revenue in fiscal 1998 was derived from sales of systems in which software, which typically generates higher gross profit, was a significantly higher proportion of product revenues than in fiscal 1997.

         Service gross profit as a percentage of service revenues was 41% in fiscal 1999 as compared to 34% and 33% in fiscal 1998 and 1997, respectively. The improvement in service gross profit as a percentage of revenues in fiscal 1999 was primarily attributable to the growth in service revenues without a proportionate increase in service expenses. Growth in maintenance revenues from the installed base generally does not result in a commensurate growth in expenses as the Company has centralized its software support function. In addition, as customers upgrade to current versions of the Company's software products, fewer versions of the Company's product require support which has in turn reduced support costs. The Company has also focused on enhancing billing for professional services, particularly in larger enterprise sales, which has also improved margins for professional services.

Expenses. Expenses as a percentage of revenues were 51% in fiscal 1999 as compared to 50% in fiscal 1998 and 1997. Sales and marketing expenses were $85.3 million, $68.0 and $57.9 million in fiscal 1999, 1998 and 1997, respectively. The increase in sales and marketing expenses in all periods relates to increased business volume. Sales and marketing expenses as a percentage of sales were 34% in all fiscal years. Engineering, research and development expenses were $26.8 million, $19.7 million and $16.5 million in fiscal 1999, 1998 and 1997, respectively. These expenses are net of capitalized software development costs of $8.8 million, $6.6 million and $5.2 million, respectively. Engineering, research and development expenses as a percentage of revenues were 11% in fiscal 1999 as compared to 10% in fiscal 1998 and 1997, respectively. The growth in engineering, research and development expenses in all periods resulted principally from the development of new products in the client/server and Windows environments. Increased spending on software development costs reflects the Company's commitment to further enhance existing products, making them easier to use, and on new product development.

         General and administrative expenses were $15.5 million, $13.8 million and $11.6 million in fiscal 1999, 1998 and 1997, respectively. As a percentage of revenues, general and administrative expenses were 6% in fiscal 1999 as compared to 7% in fiscal 1998 and 1997, respectively. Other expense, net amounted to less than 1% of revenues in all fiscal years. Other expense, net is composed primarily of amortization of intangible assets related to acquisitions made by the Company that is offset by interest income earned on its investments. Although management anticipates amortization expense to increase in fiscal 2000 as a result of the Company's acquisitions during fiscal 1999, other expense is expected to remain less than 1% of revenues.

Income Taxes. The provision for income taxes as a percentage of pretax income was 35% in fiscal 1999 as compared to 40% and 38% in fiscal 1998 and 1997, respectively. The reduction in the Company's effective income tax rate was primarily attributable to tax benefits resulting from the Company's sale of its South African subsidiary during the fiscal year as well as utilization of foreign net operating loss carryforwards. The increase in the effective income tax rate in fiscal 1998 was primarily attributable to an increase in net operating losses of foreign subsidiaries for which no benefit was recognized. The Company anticipates that its tax rate will increase to approximately 37% in fiscal 2000 due to the non-recurring nature of the tax benefit from the sale of the South African subsidiary and a reduction in the impact of foreign net operating loss carryforwards.

Liquidity and Capital Resources

         Working capital as of September 30, 1999 amounted to $21.1 million as compared with $45.1 million at September 30, 1998. The decrease in working capital is attributable to the Company's increased investments in non-current marketable securities, acquisitions of businesses, investments in property, plant and equipment (including the construction of a headquarters facility) as well as the repurchase of common shares under the Company's Stock Repurchase Program.

         Cash and equivalents and marketable securities amounted to $62.4 million and $51.8 million at September 30, 1999 and 1998, respectively. Cash provided by operations increased to $51.9 million in fiscal 1999 from $36.2 million in fiscal 1998. Cash provided by operations amounted to $18.9 million in fiscal 1997. The increase in operating cash flows in fiscal 1999 and 1998 was primarily attributable to an increase in earnings, deferred maintenance and professional service revenues, as well as compensation accruals. It is the Company's policy to bill maintenance contracts at the contract start date, including contracts accompanying lease agreements, and professional services accompanying product sales when the product is invoiced. The Company has experienced growth in deferred maintenance revenues as the result of the expansion of the installed base and the level of maintenance contracts sold to that installed base in fiscal 1999 and 1998 and, to a lesser extent, an increase in the sale of extended maintenance contracts. In fiscal 1999, the Company has experienced an increase in deferred professional services revenue as a result of an increase in the level of professional services accompanying new sales and sales to the Company's existing customer base. Also contributing to the increase in operating cash flows in fiscal 1999 and 1998, were non-cash charges related to depreciation and amortization. In fiscal 1999, these cash flows have been partially offset by investments in the Company's lease portfolio of approximately $9.2 million.

         The  Company's  increase  in its  investment  in  property,  plant  and
equipment  in  fiscal  1999  was   principally  due  to  costs  related  to  the
construction of the Company's new corporate headquarters facility and development of its headquarters campus. The Company anticipates it will spend approximately $10.0 million in the construction of the headquarters facility over the next 9 months. The Company's increase in use of cash for acquisition of businesses in fiscal 1999 and 1998 was related to acquisitions of dealer territories as well as labor tracking and productivity technologies. During fiscal 1999, the Company completed the acquisition of its largest dealer territory and a labor-tracking software application company. Under the terms of these acquisitions, the Company agreed to an initial cash payment, a guaranteed payment within one year and, in conjunction with the dealer territory acquisition, assumed certain maintenance contracts and other professional services obligations.

         Cash provided by operations was more than sufficient to fund investments in property, plant and equipment, acquisitions of businesses and capitalized software development costs in fiscal 1999, 1998 and 1997. Management anticipates that investment in capitalized software development costs and property, plant and equipment in fiscal 2000 will increase as compared to fiscal 1999. The increase will be the result of the Company's investment in product enhancements, the headquarters facility as well as information systems to improve and support operations. The Company expects to fund its investments in software development costs, property, plant and equipment and additional cash payments related to acquisitions in fiscal 2000 with available cash and investments and operating cash flow.

         Under the Company's stock repurchase program implemented during fiscal 1997, the Company has repurchased 378,350, 116,250 and 135,000 common shares in fiscal 1999, 1998 and 1997, respectively, at a cost of $14.2 million, $2.7 million and $2.3 million, respectively. The common shares repurchased under the program are used for the Company's employee stock option plans and employee stock purchase plan.

         Adjustments resulting from the translation of the Company's net investments in its foreign subsidiaries are made directly to a separate component of stockholders' equity. In fiscal 1998, as a result of significant fluctuations in foreign currency exchange rates and increases in its net investments, the Company recorded a $.9 million adjustment to stockholders' equity. Adjustments in fiscal 1999 and 1997 were not material. As a result of the Company's sale of its South African subsidiary during fiscal 1999, the Company recognized an immaterial charge to other expense resulting from the write off of the cumulative equity adjustment from the translation of the subsidiary's financial statements.

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

Potential Fluctuations in Results. The Company's operating results may fluctuate as a result of a variety of factors, including the timing of the introduction of new products and product enhancements by the Company and its competitors, market acceptance of new products, mix of products sold, the purchasing patterns of its customers, competitive pricing pressure and general economic conditions. The Company historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenues and profits in each quarter result from orders received in that quarter. If near-term demand for the Company's products weakens or if significant anticipated sales in any quarter do not close when expected, the Company's revenues for that quarter will be adversely affected. The Company believes that its operating results for any one period are not necessarily indicative of results for any future period.

Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for frontline labor management systems. The Company's future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance.

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

Year 2000. The Company has an executive level steering committee to identify and resolve Year 2000 issues associated with the Company's internal systems (both information technology ("IT") and non-IT), the Company's own products and services, the status of third party products distributed by the Company to its customers, as well as the Year 2000 readiness of the Company's suppliers. The Company has completed formulating a contingency plan on Year 2000 readiness and has completed an assessment of all of its principal IT systems, which include manufacturing, distribution, customer service and financial systems. The Company has, with the assistance of an outside consultant, tested its principal internal enterprise resource planning (ERP) system and believes it to be year 2000 compliant. This ERP system includes order entry, material resource planning, master production scheduling, purchasing, shipping and financial systems. The Company has identified Year 2000 issues in other less significant IT systems, and expects to resolve those issues, by replacements and/or upgrades, by the end of November 1999. The Company is currently performing an assessment and remediation, as necessary, of certain non-IT systems and expects that assessment to be completed prior to the end of December 1999. Any such systems determined not to be Year 2000 compliant will be remedied or replaced, if necessary. The Company has replaced certain stand alone shop floor test equipment that was found to be noncompliant. The Company does not plan to assess specifically its facility management systems, or the external forces such as utility or transportation Year 2000 compliance failures that might generally affect industry and commerce. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in these internal systems.

         The Company's Year 2000 compliance plan includes designing its current products to meet the Company's definition of "Year 2000 Compliant" and testing the most recent versions of its current products to determine whether they meet that definition. Testing of products currently manufactured by the Company is essentially complete. The Company has warranted, and may in the future warrant to certain customers that its products will work in the Year 2000 and beyond. Generally, for products that have been identified to date as needing upgrades/new versions to address Year 2000 issues, the Company has those upgrades/new versions available to customers for purchase or under maintenance agreements. Some of the Company's customers are using products and/or product versions that the Company has not tested, and does not support, for Year 2000 compliance. The Company is encouraging these customers to migrate to current products/versions that meet the Company's Year 2000 compliance definition. It is possible that the Company may experience increased expenses in addressing migration issues for these customers. In addition, the Company does not intend to test any of its custom software products for Year 2000 compliance.

         For  third  party  products  that  the  Company  distributes  with  its products, the Company has sought information and assurances from the manufacturers concerning those products' Year 2000 compliance status. The Company has completed its assessment of those third party products. As a result, the Company has identified certain third party products that will require an upgrade to be Year 2000 compliant and is currently notifying affected customers and encouraging them to upgrade.

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

         The costs associated with the Company's Year 2000 plan have been funded from operating cash flows and have been charged to operations. To date, the Company has incurred approximately $1.2 million of incremental costs to address its internal IT and non-IT systems and to address Year 2000 compliance problems in its own products and in third party products distributed with its products. The Company believes that substantially all of the costs to be incurred associated with the Company's Year 2000 plan have been recognized. The Company does not separately track the internal costs associated with its Year 2000 plan, which are primarily payroll costs for its information systems employees, support and technical personnel and the Year 2000 steering committee. The costs described herein, and the costs to accomplish the other elements of the Company's Year 2000 plan, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows. The cost of completing the Year 2000 plan and the date on which the Company believes the plan will be complete are based upon management's best estimates derived by using numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and the actual results may differ materially from those anticipated. Specific factors that might cause these differences include without limitation, the availability and cost of personnel trained in this area, the ability to make timely and appropriate adjustments to all relevant computer codes and similar uncertainties.

Competition. The frontline labor management industry is highly competitive. The number of competitors is also increasing as applications and systems providers in related industries, such as human resources management, payroll processing and ERP, enter the market. Technological changes such as those allowing for increased use of the Internet may also create the potential for new entrants. Although the Company believes it has core competencies that are not easily obtainable by competitors, maintaining the Company's competitive advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

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

Dependence on Alternate Distribution Channels. The Company markets and sells its products through its direct sales organization, independent dealers and OEMs. Although the Company acquired the territory of its largest dealer in June 1999, for the fiscal year ended September 30, 1999, approximately 19% of the Company's revenue was generated through sales to dealers and OEMs. Reduction in the sales efforts of the Company's major dealers and/or OEMs, or termination or changes in their relationships with the Company, could have a material adverse affect on the results of the Company's operations.

Reliance on Key Vendors. The Company depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted. Also, certain parts and components used in the Company's hardware products are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse affect on the Company's operating results.

In addition, the Company purchases payroll interface and other software from a single supplier for resale in certain of its frontline labor management systems. Although the Company believes its relationship with this supplier is good, any interruption or termination of the Company's rights to resell such software could delay shipment of certain of the Company's products and require the Company to write its own software or identify and contract with another supplier to perform this function. The Company is currently evaluating its ability to purchase payroll interface software from alternative suppliers. Although the Company believes it would be able to produce its own payroll interface software or purchase payroll interface software from another supplier, any delay or problems encountered in doing so could temporarily and adversely affect the Company's results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The fair value of the Company's investment portfolio and related interest income would not be materially impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio coupled with the fixed rate nature of these investments. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 1999, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 3 through 6 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on February 3, 2000 under the caption "Election of Directors."

Item 11. Executive Compensation

     Incorporated by reference from pages 6 through 10 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on February 3, 2000 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from pages 2 through 3 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on February 3, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Related Transactions

  (a) The following are filed as a part of this report:

 1.  Financial Statements                                                 Page

       Consolidated Statements of Income for the Years Ended               F-1
               September 30, 1999, 1998 and 1997

       Consolidated Balance Sheets as of September 30, 1999 and 1998       F-2

       Consolidated Statements of Shareholders' Equity for
               the Years Ended September 30, 1999, 1998 and 1997           F-3

       Consolidated Statements of Cash Flows for the Years Ended
               September 30, 1999, 1998 and 1997                           F-4

       Notes to Consolidated Financial Statements                          F-5

               Report of Ernst & Young LLP, Independent Auditors           F-20

        2.  Financial Statement Schedules

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

Exhibit
  No.                      Description

10.3(9)(12)       1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)           Lease dated November 16, 1993,  between Teachers Realty
                  Corporation and the Registrant,  relating to premises  leased in Chelmsford,  MA.
10.5(5)           Lease dated August 8, 1995,  between  Principal Mutual Life
                  Insurance  Company and the Registrant,  relating to premises leased in Chelmsford, MA. 10.6(8) Fleet Bank Letter Agreement
                  and Promissory  Note  dated  January 1,  1997,  relating  to amendment of $3,000,000 credit facility.
10.7(2)  (13)     Software License and Support and Hardware Purchase Agreement
                  dated April 2, 1993, between  ADP, Inc. and the Registrant.
10.7.1(7)(13)     Amendments dated July 22, 1996 to Software License and Support and Hardware  Purchase  Agreement dated April 2, 1993,
                  between ADP, Inc. and the Registrant.
10.7.2(14)        Amendment  dated  February  8, 1998 to  Software  License  and
                  Support and Hardware  Purchase  Agreement  dated April 2, 1993 between ADP, Inc. and the Registrant.
10.8*             Sales Agreement dated December 6, 1990, between Integrated
                  Design, Inc. and the Registrant.
10.8.1(6)         Amendment dated November 2, 1995 to Sales Agreement dated
                  December 6, 1990, between  Integrated Design,  Inc. and the
                  Registrant.
10.8.2            Amendment  dated October 8, 1999 to Sales Agreement dated
                  December 6, 1990 between  Integrated  Design,  Inc. and the
                  Registrant.
10.9(3)(13)       Acquisition Agreement dated November 2, 1993 between Interboro
                  Systems Corporation and the Registrant.
10.10*            Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.11(1)          Lease dated November 9, 1992, as amended, between John Hancock
                  Mutual Life Isurance Company and the Registrant, relating to premises leased in Waltham, MA.
10.11.1(6)        Amendment  dated  January 1, 1996 to Lease dated  November 9,
                  1992,  as amended,  between  John  Hancock  Mutual Life
                  Insurance  Company  and the  Registrant,  relating to premises leased in Waltham, MA.
10.11.2(8)        Amendment  dated  October 11, 1996 to Lease dated  November 9,
                  1992, as amended,  between John Hancock  Mutual Life Insurance
                  Company and the  Registrant,  relating  to premises  leased in
                  Waltham, MA.
10.12 (4)         Agreement of Reorganization  among Kronos  Incorporated;
                  Kronos S/T Corporation,  ShopTrac Data Collection  Systems,
                  Inc., Thomas J. O'Malia and Mark J. MacWhirter, dated March
                  31, 1994.
10.13(11)         Lease Agreement Between W/9TIB Real Estate Limited
                  Partnership, as Landlord, and Kronos  Incorporated,  as Tenant
                  Dated 2/26/99
10.14(11)         Construction  Agreement  Between Cranshaw Construction of New
                  England Limited  Partnership and Kronos  Incorporated
                  Dated March 10, 1999.

Exhibit
  No.             Description


10.15(12)         Agreement of Purchase and Sale Beyond Between W/9TIB Real
                  Estate Limited  Partnership and Kronos  Incorporated  Dated
                  March 29, 1999.
21                Subsidiaries of the Registrant.
23                Consent of Independent Auditors.
27                Financial Data Schedule.

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

         (12) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1999.

         (13) Confidential treatment was granted for certain portions of this agreement.

          (b)     Reports on Form 8-K

         (14) Confidential treatment was requested for certain portions of this agreement.

         No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this report.

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box, Visionware and the Company's logo are registered trademarks of the Company. DKC/Datalink, Timekeeper Web, HyperFind, Kronos 2100, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Community Computer, Tempo and the Tempo logo, ShopTrac Pro, Workforce Central and the Workforce Central logo, Workforce Timekeeper, Workforce Activities, Workforce Smart Scheduler, Workforce Manager, Workforce Accruals, Workforce Web, Workforce TeleTime, Workforce Express,
Workforce Scheduler, Workforce Decisions and Prism are trademarks of the Company. IBM is a registered trademark of, and AS and AS/400 are trademarks of, International Business Machines Corporation Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Time Bank is a registered trademark of Integrated Design Inc. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively by X/Open Company Ltd. VMS is a registered trademark of Digital Equipment Corporation. Microsoft, Windows, and Windows 95 are registered trademarks of, and Windows NT is a trademark of, Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Informix is a registered trademark of Informix Software, Inc. PeopleSoft is a registered trademark of PeopleSoft, Inc. Baan is a trademark of Baan Development B.V. Honeywell is a registered trademark of Honeywell, Inc. J.D. Edwards is a registered trademark of J.D. Edwards and Company. Lawson is a registered trademark of Lawson Associates, Inc. SAP is a trademark of SAP AG. Citrix is a registered trademark and Metaframe is a trademark of Citrix Systems Inc.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 1999.

                                       KRONOS INCORPORATED

                                       By /s/MARK S.AIN
                                             Mark S. Ain
                                             Chief Executive Officer and
                                             Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 17, 1999.

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


  /s/ W. PATRICK DECKER                       Director, President and Chief
      W. Patrick Decker                       Operating Officer


  /s/ RICHARD J. DUMLER                       Director
      Richard J. Dumler


  /s/ D. BRADLEY McWILLIAMS                   Director
      D. Bradley McWilliams


  /s/ LAWRENCE PORTNER                        Director
      Lawrence Portner


  /s/ SAMUEL RUBINOVITZ                       Director
      Samuel Rubinovitz


     Consolidated Statements of Income                                     In thousands, except share data


     Year Ended September 30,                                          1999              1998             1997
                                                                   --------------    -------------    -------------

     Net revenues:
         Product                                                       $ 164,340        $ 135,186        $ 116,155
         Service                                                          89,958           67,283           54,383
                                                                   --------------    -------------    -------------
                                                                         254,298          202,469          170,538
     Cost of sales:
         Product                                                          37,507           32,305           29,816
         Service                                                          53,292           44,085           36,449
                                                                   --------------    -------------    -------------
                                                                          90,799           76,390           66,265
                                                                   --------------    -------------    -------------
                 Gross profit                                            163,499          126,079          104,273
     Expenses:
         Sales and marketing                                              85,283           68,049           57,886
         Engineering, research and development                            26,802           19,700           16,538
         General and administrative                                       15,502           13,841           11,554
         Other expense, net                                                1,432              158                7
                                                                   --------------    -------------    -------------
                                                                         129,019          101,748           85,985
                                                                   --------------    -------------    -------------
             Income before income taxes                                   34,480           24,331           18,288
     Provision for income taxes                                           12,102            9,611            7,016
                                                                   --------------    -------------    -------------
                                                                   ==============    =============    =============
             Net income                                                 $ 22,378         $ 14,720         $ 11,272
                                                                   ==============    =============    =============

     Net income per common share:
             Basic                                                        $ 1.78           $ 1.19           $ 0.92
                                                                   ==============    =============    =============
             Diluted                                                      $ 1.71           $ 1.15           $ 0.89
                                                                   ==============    =============    =============

     Average common and common equivalent shares outstanding:
             Basic                                                    12,548,061       12,392,666       12,281,965
                                                                   ==============    =============    =============
             Diluted                                                  13,109,231       12,784,956       12,620,329
                                                                   ==============    =============    =============

                               See accompanying notes to consolidated  financial  statements.



Consolidated Balance Sheets                                                                 In thousands, except share data


September 30,                                                                                     1999           1998
                                                                                               ------------  --------------

                                            ASSETS
Current assets:
     Cash and equivalents                                                                         $ 20,148        $ 29,888
     Marketable securities                                                                          20,893          17,501
     Accounts receivable, less allowances of $6,791 in 1999 and $4,445 in 1998                      66,817          50,904
     Deferred income taxes                                                                           5,414           5,188
     Other current assets                                                                           11,872           8,171
                                                                                               ------------  --------------
             Total current assets                                                                  125,144         111,652

Property, plant and equipment, net                                                                  23,981          15,816
Marketable securities                                                                               21,400           4,445
Excess of cost over net assets of businesses acquired, net                                          29,946          13,731
Deferred software development costs, net                                                            12,218           9,541
Other assets                                                                                        15,554           8,676
                                                                                               ------------  --------------
             Total assets                                                                        $ 228,243       $ 163,861
                                                                                               ============  ==============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                              $ 8,503         $ 6,427
     Accrued compensation                                                                           21,106          14,503
     Accrued expenses and other current liabilities                                                 32,753          18,570
     Deferred maintenance revenues                                                                  41,636          27,065
                                                                                               ------------  --------------
             Total current liabilities                                                             103,998          66,565
Deferred maintenance revenues                                                                       18,818           8,830
Deferred income taxes                                                                                    -             911
Other liabilities                                                                                    1,169             352
Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
     Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
         12,634,728 shares and 12,465,719 shares issued at September 30, 1999 and
         1998, respectively                                                                            126             125
     Additional paid-in capital                                                                     31,087          29,575
     Retained earnings                                                                              82,143          59,765
     Accumulated other comprehensive loss                                                             (337)         (1,162)
     Cost of Treasury Stock (192,165 shares and 45,861 shares at September 30, 1999
         and 1998, respectively)                                                                    (8,761)         (1,100)
                                                                                               ------------  --------------
             Total shareholders' equity                                                            104,258          87,203
                                                                                               ------------  --------------
             Total liabilities and shareholders' equity                                          $ 228,243       $ 163,861
                                                                                               ============  ==============


                               See accompanying notes to consolidated  financial tatements.

Consolidated Statements of Shareholders' Equity


                                                                          In thousands

                                                                                         Accumulated
                                                                Additional                 Other
                                                Common Stock     Paid-in     Retained    Comprehensive  Treasury Stock
                                            ------------------                                        -------------------
                                              Shares  Amount     Capital     Earnings    Income (loss)  Shares   Amount     Total
                                            ------------------  ----------- -----------  -----------  -------------------  ---------

Balance at September 30, 1996                 12,187    $ 122     $ 27,471    $ 33,773       $ (251)        1      $ (17)  $ 61,098

 Net income                                                                     11,272                                       11,272
 Equity adjustment from translation                                                             (11)                            (11)
                                                                                                                           ---------
   Comprehensive income                                                                                                      11,261
 Proceeds from exercise of stock options         117        1          439                                (24)       454        894
 Proceeds from employee stock purchase plan       66        1        1,104                                                    1,105
 Impact of compensation relating to
 nonqualified stock option plans                                       (60)                                                     (60)
 Purchase of treasury stock                                                                               151     (2,599)    (2,599)
 Tax benefit associated with the exercise
 of stock options                                                      774                                                      774
                                            ------------------  ----------- -----------  -----------  -------------------  ---------

 Balance at September 30, 1997                12,370      124       29,728      45,045         (262)      128     (2,162)    72,473

 Net income                                                                     14,720                                       14,720
 Equity adjustment from translation                                                            (900)                           (900)
                                                                                                                           ---------
   Comprehensive income                                                                                                      13,820
 Proceeds from exercise of stock options          84        1       (1,453)                              (203)     3,912      2,460
 Proceeds from employee stock purchase plan       12        -         (156)                               (64)     1,407      1,251
 Purchase of treasury stock                                                                               185     (4,257)    (4,257)
 Tax benefit associated with the exercise
 of stock options                                                     1,456                                                    1,456
                                            ------------------  ----------- -----------  -----------  -------------------  ---------

Balance at September 30, 1998                 12,466      125       29,575      59,765       (1,162)       46     (1,100)    87,203

 Net income                                                                     22,378                                       22,378
 Equity adjustment from translation                                                             825                             825
                                                                                                                           ---------
   Comprehensive income                                                                                                      23,203
 Proceeds from exercise of stock options         119        1       (3,097)                              (238)     6,916      3,820
 Proceeds from employee stock purchase plan       50        -          956                                (42)     1,133      2,089
 Purchase of treasury stock                                                                               426    (15,710)   (15,710)
 Tax benefit associated with the exercise
 of stock options                                                    3,462                                                    3,462
 Proceeds from sale of put options                                     191                                                      191
                                            ------------------  ----------- -----------  -----------  -------------------  ---------

Balance at September 30, 1999                 12,635    $ 126     $ 31,087    $ 82,143       $ (337)      192   $ (8,761)  $ 104,258
                                            ==================  =========== ===========  ===========  ===================  =========


                                     See  accompanying   notes  to  consolidated financial statements.


Consolidated Statements of Cash Flows                                                                  In thousands


Year Ended September 30,                                                               1999            1998           1997
                                                                                    ------------    ------------   ------------
Operating activities:
    Net income                                                                         $ 22,378        $ 14,720       $ 11,272
    Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
          Depreciation                                                                    7,856           7,368          6,435
          Amortization of excess of costs over net assets of businesses acquired          4,384           2,503          1,505
          Amortization of deferred software development costs                             6,159           4,360          3,162
          Provision for deferred income taxes                                            (3,031)         (2,587)          (901)
          Changes in certain operating assets and liabilities:
             Accounts receivable, net                                                   (15,765)         (8,553)       (10,662)
             Deferred maintenance revenues                                               20,899          10,321          6,555
             Accounts payable, accrued compensation
             and other liabilities                                                       17,507          11,607          4,570
          Other                                                                          (8,440)         (3,518)        (3,056)
                                                                                    ------------    ------------   ------------
             Net cash and equivalents provided by operating activities                   51,947          36,221         18,880
Investing activities:
    Purchase of property, plant and equipment                                           (16,222)         (6,309)        (8,698)
    Capitalization of software development costs                                         (8,836)         (6,589)        (5,215)
    (Increase) decrease in marketable securities                                        (20,253)         (6,416)         6,465
    Acquisitions of businesses                                                          (10,260)         (8,490)        (1,671)
                                                                                    ------------    ------------   ------------
             Net cash and equivalents used in investing activities                      (55,571)        (27,804)        (9,119)
Financing activities:
    Net proceeds and tax benefits from exercise of stock options and
       employee purchase plans                                                            9,371           5,167          2,769
    Purchase of treasury stock                                                          (15,710)         (4,257)        (2,599)
    Proceeds from sale of put options                                                       191               -              -
                                                                                    ------------    ------------   ------------
             Net cash and equivalents (used in) provided by financing activities         (6,148)            910            170
Effect of exchange rate changes on cash and equivalents                                      32            (137)           (28)
                                                                                    ------------    ------------   ------------
Increase (decrease) in cash and equivalents                                              (9,740)          9,190          9,903
Cash and equivalents at the beginning of the period                                      29,888          20,698         10,795
                                                                                    ------------    ------------   ------------
Cash and equivalents at the end of the period                                          $ 20,148        $ 29,888       $ 20,698
                                                                                    ============    ============   ============


                                 See   accompanying    notes   to   consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 1999 presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies: The assets and liabilities of the Company's foreign subsidiaries are denominated in each country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations and are not material. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of stockholders' equity.

Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less at date of acquisition.

Marketable Securities: The Company's marketable securities consist of state revenue bonds, government agency bonds and market auction preferred stocks. Bonds with a maturity of twelve months or longer at the balance sheet date are classified as noncurrent marketable securities. As of September 30, 1999, no bonds had maturities that extend beyond February 2002. The bonds are classified as held to maturity and are carried at amortized cost. Unrealized gains and losses on investments classified as held to maturity are not recognized until realized or until a decline in fair value below cost is deemed to be other-than-temporary. Market auction preferred stocks are classified as available for sale and are carried at cost which approximates fair value as obtained from outside pricing sources. Interest income earned on the Company's cash, cash equivalents and marketable securities is included in other expense, net and amounted to $2,601,000, $1,790,000 and $1,401,000 in fiscal 1999, 1998 and 1997, respectively.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                                      Estimated
Assets                                               Useful Life
---------------------------------------- --------------------------------------
Machinery and equipment                               3-5 years
Furniture and fixtures                                8-10 years
Leasehold improvements                           Shorter of economic
                                                  life or lease-term

Accounting for the Impairment of Long-Lived Assets: Long-lived assets used in operations, such as the excess of cost over net assets of businesses acquired, capitalized software development costs and property, plant and equipment, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

Revenue Recognition: The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components. The Company also derives revenues by providing services including maintenance, installation, consulting and training. As of October 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition", which was effective for transactions the Company entered into in fiscal 1999. Prior years were not restated. The adoption of SOP 97-2 did not have a material effect on the Company's financial statements. The Company recognizes revenues from sales and sales-type leases of its systems, application software, parts and components when a non-cancelable agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements are recognized ratably over the contractual period and all other service revenues are recognized as the services are performed. Prior to fiscal 1999, the Company accrued the cost to provide installation services at the time revenues were recognized. The Company provides certain warranties to its customers and, without additional charge, certain software product enhancements for customers covered under software maintenance agreements. Any provision required for these expenses is made at the time revenues are recognized.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note K).

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options. (see Note M).

Newly Issued Accounting Standards: In June 1997 the Financial Accounting Standard Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for the Company in fiscal 1999. The Company believes it operates in one segment and consequently, adoption of SFAS No. 131 did not result in any significant change in the presentation of the Company's disclosures. In March 1998, the Accounting Standards Executive Committee (AcSEC) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use " which will be effective for the Company in fiscal 2000. The Company does not believe the adoption of SOP 98-1 will have a material effect on the Company's financial statements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company in the first quarter of fiscal 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its financial statements but believes the effect will not be material.

KRONOS INCORPORATED


NOTE B--Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, independent dealers and an OEM agreement with ADP, Inc. The Company's dealers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company reviews a customer's (including dealer's) credit history before extending credit and generally does not require collateral. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends and other information.

NOTE C--Accounts Receivable

Accounts receivable consists of the following (in thousands):
                                                                                     September 30,
                                                                                     -------------
                                                                          1999            1998               1997
                                                                          ----            ----               ----
Trade accounts receivable                                              $59,571         $50,314            $42,026
Current investment in sales-type leases                                 14,037           5,035              3,221
                                                                        ------           -----              -----
                                                                        73,608          55,349             45,247
Less:
Allowance for doubtful accounts                                          2,023           1,268              1,091
Allowance for sales returns and adjustments                              4,768           3,177              2,118
                                                                         -----           -----              -----
                                                                         6,791           4,445              3,209
                                                                         -----           -----              -----

                                                                       $66,817         $50,904            $42,038
                                                                       =======         =======            =======

In fiscal 1999, 1998 and 1997 the Company recorded provisions for its allowances in the amount of $2,982,000, $2,075,000 and $896,000, respectively. Charges against the allowances of $636,000, $839,000 and $390,000 in fiscal 1999, 1998 and 1997, respectively, principally relate to uncollectible accounts written off, net of recoveries. It is the Company's practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

KRONOS INCORPORATED


NOTE D--Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):
                                                    September 30,
                                               1999              1998
Machinery and equipment                      $39,258           $34,736
Furniture and fixtures                         9,220             7,750
Leasehold improvements                         5,416             4,724
Land                                           2,810               -
Construction in progress                       4,220               -
                                               -----             -----
                                              60,924            47,210

Less accumulated depreciation                 36,943            31,394
                                              ------            ------
                                             $23,981           $15,816
                                            ========           =======



During fiscal 1999 the Company acquired a parcel of land located in Chelmsford, Massachusetts for the construction of an approximately 129,000 square foot corporate headquarters facility. The Company anticipates completing construction of the facility during the second quarter of fiscal 2000 at which time the Company will begin depreciating the cost of the facility over its estimated useful life of thirty years.


NOTE E--Leases

The Company leases systems to customers under sales-type leases as defined in SFAS No. 13, "Accounting for Leases." The long-term portion of the net investment in sales-type leases amounted to $13,308,000 and $8,279,000 at September 30, 1999 and 1998, respectively, and is included in other assets. The components of the net investment in sales-type leases are as follows (in thousands):


                                                        September 30,
                                             -----------------------------------
                                                     1999              1998
-------------------------------------------- ------------------- ---------------
Minimum rentals receivable                           $30,344        $15,281
Estimated residual values of leased equipment
    (unguaranteed)                                       436            396
Less unearned interest income                          3,435          2,363
                                                       -----          -----
Net investment in sales-type leases                  $27,345        $13,314
                                                     =======        =======

KRONOS INCORPORATED


NOTE E--Leases--(continued)

Minimum rentals receivable under existing leases as of September 30, 1999 are as follows (in thousands):

Fiscal Year
------------------------------------------------------------ -----------------
2000 ....................................                              $15,779
2001 ....................................                                9,746
2002 ....................................                                3,222
2003 ....................................                                1,169
2004 ....................................                                  428
                                                                           ---
                                                                       $30,344


NOTE F--Acquisitions

In fiscal 1999, 1998 and 1997, the Company completed various acquisitions of dealer territories as well as the acquisition of labor tracking and productivity technologies. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

The combined cost of the acquisitions, which amounted to $20,168,000, $5,718,000, and $526,000 in fiscal 1999, 1998 and 1997, respectively, principally relates to intangible assets that are being amortized using the straight-line method over a period ranging from five to twelve years. Related amortization expense amounted to $4,384,000, $2,503,000 and $1,505,000 in fiscal 1999, 1998 and 1997, respectively.

Certain agreements contain provisions that require the Company to make a guaranteed payment within one year and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal years 2002 through 2005. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired. However, under certain circumstances a portion of the contingent payment may be recorded as compensation expense. During fiscal 1999, $811,000 of contingent payments were earned of which $225,000 was expensed. During fiscal 1998 and 1997, $2,765,000 and $1,650,000, respectively, were earned and recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired.

KRONOS INCORPORATED


NOTE G--Deferred Software Development Costs

Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale. Total amounts capitalized were $8,836,000, $6,589,000 and $5,215,000 in fiscal 1999, 1998 and 1997, respectively.

Amortization of capitalized software development costs amounted to $6,159,000, $4,360,000 and $3,162,000 in fiscal 1999, 1998 and 1997, respectively. Total research and development expenses charged to operations amounted to $19,505,000, $14,263,000 and $11,455,000 in fiscal 1999, 1998 and 1997, respectively.


NOTE H-- Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                                          September 30,
                                                                         --------------------------------------------
                                                                                  1999                  1998
------------------------------------------------------------------------ ---------------------- ---------------------
Deferred professional services revenue and related costs                       $17,262                 $7,816
Accrued acquisition payments                                                     6,461                    583
Federal and state tax payable                                                    2,522                  6,190
Accrued other                                                                    6,508                  3,981
                                                                                ------                 ------
                                                                               $32,753                $18,570
                                                                                =======               =======


NOTE I--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

Fiscal Year
-------------------------------------------------------------- -----------------
2000 ....................................                                $8,068
2001 ....................................                                 4,594
2002 ....................................                                 3,106
2003 ....................................                                 2,323
2004 ....................................                                 2,036
Thereafter ..............................                                 7,142
                                                                          -----
                                                                        $27,269

KRONOS INCORPORATED


NOTE I--Lease Commitments --(continued)

Rent expense was $8,197,414,  $7,649,000 and $7,360,000 in fiscal 1999, 1998 and
1997, respectively.

NOTE J--Capital Stock, Stock Split, Stock Repurchase Program and Stock Rights
        Agreement

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

During the fourth quarter of fiscal 1999 the Company sold put options that entitle the holder of each option to sell to the Company one share of Common Stock at an exercise price of $47.00. The Company may, at its sole discretion, elect to settle the obligation with either cash or shares of the Company's Common Stock and accordingly, no put option liability has been recorded. The 50,000 options outstanding at September 30, 1999 expire on December 10, 1999. The premium of $191,000 received in conjunction with this private placement was recorded as additional paid-in capital. There was no significant effect on diluted earnings per share for fiscal 1999.

Stock Split: The Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend that was paid on March 9, 1999 to stockholders of record as of February 23, 1999. Accordingly, the presentations of shares outstanding and amounts per share have been restated for all periods presented to reflect the split. The par value of the additional shares was transferred from additional paid-in capital to Common Stock.

Stock Repurchase Program: In fiscal 1997, the Company's Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company's outstanding common shares to be used for the Company's employee stock option plans and employee stock purchase plan. Under the stock repurchase program, the Company repurchased 378,350, 116,250 and 135,000 common shares in fiscal 1999, 1998 and 1997, respectively, at a cost of $14,155,000, $2,708,000 and $2,250,000, respectively. In addition, the Company repurchases common stock from employees in connection with the exercise of stock options.

KRONOS INCORPORATED


NOTE J--Capital Stock, Stock Split, Stock Repurchase Program and Stock Rights
        Agreement--(continued)

Stock Rights Agreement: The Company has a Stock Rights Agreement under which each holder of a share of Common Stock also has one Right that initially represents the right to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $236, subject to adjustment. The Company reserved 12,500 shares of its Preferred Stock for issuance under the agreement. The Rights may be exercised, in whole or in part, only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 25% or more of the Company's Common Stock. When exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase for an amount equal to the then current exercise price, in lieu of preferred stock, a number of shares of the Company's Common Stock having a market value of twice the Right's exercise price. In addition, when exercisable, the Company may exchange the Rights, in whole or in part, at an exchange ratio of one share of Common Stock or one one-thousandth of a share of Preferred Stock per Right. In the event that the Company is acquired in a merger or other business combination, the Rights would entitle the stockholders (other than the acquirer) to purchase securities of the surviving company at a similar discount. Until they become exercisable, the Rights will be evidenced by the Common Stock certificates and will be transferred only with such certificates. Under the Agreement, the Company can redeem all outstanding Rights at $.01 per Right at any time until the tenth day following the public announcement that a 20% beneficial ownership position has been acquired or the Company has been acquired in a merger or other business combination. The Rights will expire on November 17, 2005.


NOTE K--Employee Benefit Plans

Stock Option Plans: The 1992 Equity Incentive Plan enables the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options, stock appreciation rights, restricted or unrestricted stock awards, deferred stock awards and performance awards, as defined in the Plan. During fiscal 1999, 1998 and 1997, the Company granted under the Plan stock options to purchase 562,050, 519,750 and 512,175 shares, respectively, of Common Stock at a purchase price equal to the fair value of the Common Stock at the date of grant. No other awards were made under the Plan through September 30, 1999. Options granted in fiscal 1999 and 1998 under the 1992 Equity Incentive Plan are exercisable in equal installments over a four year period beginning one year from the date of grant. Options granted in prior fiscal years under the same Plan are exercisable in equal installments over a five year period. Options available for grant are 1,056,946 and 1,545,105 at September 30, 1999 and 1998, respectively.

The Company also has several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992.

KRONOS INCORPORATED


NOTE K--Employee Benefit Plans--(continued)

Options granted under these plans are exercisable five years after the date of grant and generally have a ten year contractual life.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 1999. Options exercisable under the plans were 428,288, 460,744 and 488,938 in fiscal 1999, 1998 and 1997, respectively.

                                                               Weighted - Average
                                        Number of Shares    Exercise Price Per Share    Exercise Price Per Share
------------------------------------- --------------------- -------------------------- ---------------------------
Outstanding at
   September 30, 1996                         1,136,781               $   9.68                   $ 0.15 - 23.00
   Granted                                      512,175                  15.85                     11.67 -17.33
   Exercised                                  (141,273)                   6.33                     3.26 - 18.00
   Canceled                                   (133,752)                  13.33                     0.15 - 21.67
                                              ---------                  -----                     ------------

Outstanding at
   September 30, 1997                         1,373,931                  11.97                     3.26 - 23.00
   Granted                                      519,750                  18.34                     17.67 -24.00
   Exercised                                  (266,476)                   8.59                     3.26 - 21.67
   Canceled                                    (69,147)                  15.73                     7.33 - 21.67
                                               --------                  -----                     ------------

Outstanding at
   September 30, 1998                         1,558,058                  14.51                     3.26 - 24.00
   Granted                                      562,050                  19.05                    18.42 - 41.50
   Exercised                                  (356,824)                  10.74                     3.26 - 23.13
   Canceled                                    (75,215)                  18.70                     7.33 - 38.13
                                               --------                  -----                     ------------

Outstanding at
   September 30, 1999                         1,688,069               $  16.64                   $ 3.26 - 41.50
                                              =========               ========                   ==============

As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company's stock option and employee stock purchase plans.

KRONOS INCORPORATED


NOTE K--Employee Benefit Plans--(continued)

The following summarizes information about options outstanding and exercisable at September 30, 1999:

                                          Outstanding                                      Exercisable
                                                                              --------------------------------------
                                          Weighted -         Weighted -                             Weighted -
                                       Average Remaining  Average Exercise                       Average Exercise
 Exercise Price Per  Number of Shares  Contractual Life    Price Per Share        Number of       Price Per Share
       Share                                                                        Shares

     $3.26 -  3.33            96,121        1.8 Years               $3.31              96,121              $3.31
      9.00 - 13.55           153,255        1.1 Years               10.13              79,050               9.77
     16.50 - 23.00         1,366,390        2.7 Years               17.82             243,189              17.49
     23.13 - 41.50            72,303        3.5 Years               25.70               9,928              23.16
     -------------            ------        ---------               -----               -----              -----
     $3.26 - 41.50         1,688,069        2.5 Years              $16.64             428,288             $12.27
     =============         =========        =========              ======             =======             ======


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                    September 30,
                                       -----------------------------------------
                                        1999           1998            1997
 ---------------------------           ------         ------          ------
 Expected volatility                   56.4%           31.9%           36.8%
 Risk-free interest rate                4.6%            5.9%            6.0%
 Expected lives (in years)              4.4             4.4             4.5


The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 1999, 1998 and 1997 was $9.64, $10.15 and $7.63, respectively.

KRONOS INCORPORATED


NOTE K--Employee Benefit Plans--(continued)

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                      1999               1998             1997
                                      ----               ----             ----
Net income (in thousands):
                 As reported        $22,378            $14,720          $11,272
                 Pro forma           19,909             13,909           10,671

Earnings per share:
                 As reported          $1.71              $1.15            $0.89
                 Pro forma             1.52               1.09             0.85


These pro forma disclosures may not be representative of the effects for future years since options vest over several years and options granted prior to fiscal 1996 are not considered in these disclosures.

Stock Purchase Plan: In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six month option period. During fiscal 1999, 92,340 shares were issued to employees at prices ranging from $20.54 to $25.11 per share.

At September 30, 1999, a total of 2,902,787 shares of Common Stock were reserved for issuance. Included in this amount are 2,648,876 shares for the 1992 Equity Incentive Plan, 118,627 shares for the Employee Stock Purchase Plan and 135,284 shares for the various stock option plans adopted in the period 1979 through 1987.

KRONOS INCORPORATED


NOTE K--Employee Benefit Plans--(continued)

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Total expense under the plan was $1,475,000, $1,182,000 and $958,000 in fiscal 1999, 1998 and 1997, respectively.


NOTE L--Income Taxes

The provision for income taxes consists of the following (in thousands):

                                Year Ended September 30,
                            --------------------------------
                             1999         1998         1997
-------------------         ------       ------       ------
Current:
     Federal               $12,953      $10,315        $6,682
     State                   1,924        1,706         1,010
     Foreign                   256          177           225
                            ------       ------       -------
                            15,133       12,198         7,917
                            ------       ------       -------

Deferred:
     Federal                (2,652)      (2,264)         (797)
     State                    (379)        (323)         (104)
                            ------       ------        -------
                            (3,031)      (2,587)         (901)
                            ------       -------       -------
                           $12,102       $9,611         $7,016
                           =======       =======       =======

KRONOS INCORPORATED


NOTE L--Income Taxes--(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has determined that recognition of the deferred tax asset resulting from net operating loss carryforwards of foreign subsidiaries and other items do not meet the "more likely than not" criteria of the Standard and, therefore, has provided a valuation allowance for related future tax benefits. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                           September 30,
                                                                                  --------------------------------
                                                                                       1999            1998
                                                                                  --------------- ----------------
  Deferred tax assets:
    Inventory reserves                                                                $ 652            $ 604
    Accounts receivable reserves                                                      2,292            1,188
    Accrued expenses                                                                  2,171            3,464
    Deferred maintenance revenues                                                     4,633            2,022
    Other                                                                             2,792              747
    Net operating loss carryforwards of
     foreign subsidiaries
                                                                                        689            2,400
                                                                                      -----            -----
    Total deferred tax assets                                                        13,229           10,425
      Valuation allowance                                                              (993)         (2,400)
                                                                                      -----            -----
                                                                                     12,236            8,025
  Deferred tax liabilities:
    Capitalized software development costs                                           (4,790)          (3,748)
                                                                                      ------           -----

         Net deferred tax assets                                                     $7,446          $ 4,277
                                                                                     =======         =======

The effective tax rate differed from the United States statutory rate as follows:

                                                                              Year Ended September 30,
                                                                      1999            1998             1997
                                                               --------------- ---------------- ----------------
    Statutory rate                                                     35%             35%                 35%
    State income taxes, net of federal
      income tax benefit                                                4               4                   3
    Foreign losses not benefited                                        -               5                   3
    Use of foreign net operating loss carryforwards                    (4)              -                  (1)
    Income tax credits                                                 (2)             (2)                 (1)
    Other                                                               2              (2)                 (1)
                                                                       ---             ---                 ---
                                                                       35%             40%                 38%
                                                                       ===             ===                 ===

KRONOS INCORPORATED


NOTE L--Income Taxes--(continued)

During fiscal 1999, $3,946,000 of net operating loss carryforwards from foreign operations were utilized, and $1,724,000 remain available to reduce future income taxes payable in their respective countries. Of the remaining carryforwards, $1,390,000 expire from 2001 through 2006. The remaining carryforwards, totaling $334,000, may be carried forward indefinitely.

The Company made income tax payments of $15,409,000, $7,659,000 and $4,847,000 in fiscal 1999, 1998 and 1997, respectively.


NOTE M--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Year Ended September 30,

                                                         1999                1998                  1997
                                                        ------              ------                ------
   Net income (in thousands)                          $22,378             $14,720               $11,272
                                                ================== ==================== =====================


   Weighted-average shares                         12,548,061          12,390,222            12,281,965

Effect of dilutive securities:
   Employee stock options                             561,170             392,290               338,364
                                                ------------------ -------------------- ---------------------

   Adjusted weighted-average shares
     and assumed conversions                       13,109,231          12,782,512            12,620,329
                                                ================== ==================== =====================

Basic earnings per share                                $1.78               $1.19                 $0.92
                                                ================== ==================== =====================

Diluted earnings per share                              $1.71               $1.15                 $0.89
                                                ================== ==================== =====================

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 1999 and 1998, and the consolidated results of operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

As described in Note A, effective October 1, 1998, the Company adopted Statement of Position (SOP) 97-2 "Software Revenue Recognition" as amended by SOP 98-4.




                                   /s/ ERNST & YOUNG LLP

Boston, Massachusetts
October 27, 1999

                                                   Exhibit Index


Exhibit
  No.             Description

3.1(10)         Restated Articles of Organization of the Registrant, as amended.
3.2*            Amended and Restated By-laws of the Registrant.
4*              Specimen Stock Certificate.
10.1*(11)       1986A Stock Option Plan.
10.2(10)(11)    1992 Equity Incentive Plan, as amended and restated.
10.3(9)(12)     1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)         Lease dated November 16, 1993, between Teachers Realty
                Corporation and the Registrant, relating to premises leased in
                Chelmsford, MA.
10.5(5)         Lease dated August 8, 1995, between Principal   Mutual   Life
                Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(8)         Fleet Bank Letter Agreement and Promissory Note dated January 1,
                1997,  relating to amendment of $3,000,000 credit facility.
10.7(2)(13)     Software License and Support and Hardware Purchase Agreement
                dated April 2, 1993, between ADP, Inc. and the Registrant.
10.7.1(7)(13)   Amendments  dated July 22, 1996 to Software License and Support and Hardware Purchase Agreement dated April 2, 1993, between
                ADP, Inc. and the Registrant.
10.7.2(14)      Amendment  dated  September  14, 1999 to Software  License and
                Support and Hardware  Purchase  Agreement  dated April 2, 1993 between ADP, Inc. and the Registrant.
10.8*           Sales Agreement dated December 6, 1990, between Integrated
                Design, Inc. and the Registrant.
10.8.1(6)       Amendment dated November 2, 1995 to Sales Agreement dated
                December 6, 1990,  between  Integrated
                Design, Inc. and the Registrant.
10.8.2          Amendment dated October 8, 1999 to Sales Agreement dated
                December 6, 1990 between  Integrated Design, Inc. and
                the Registrant.
10.9(3)(13)     Acquisition  Agreement  dated  November 2, 1993 between
                Interboro  Systems  Corporation  and the Registrant.
10.10*          Form of  Indemnity  Agreement  entered  into  among the
                Registrant and Directors of the Registrant.
10.11(1)        Lease dated November 9, 1992, as amended, between John Hancock
                Mutual Life Insurance Company and the Registrant,  relating to premises leased in Waltham, MA.
10.11.1(6)      Amendment dated January 1, 1996 to Lease dated November 9, 1992, as amended, between John Hancock  Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.
10.11.2(8)      Amendment  dated  October 11, 1996 to Lease dated  November 9,
                1992, as amended,  between John Hancock  Mutual Life Insurance
                Company and the Registrant, relating to premises leased in Waltham, MA.
10.12(4)        Agreement of  Reorganization  among Kronos  Incorporated;
                Kronos S/T  Corporation,  ShopTrac  Data  Collection  Systems,
                Inc.,  Thomas J. O'Malia and Mark J.  MacWhirter,  dated March
                31, 1994.

10.13(11)      Lease  Agreement  Between  W/9TIB  Real  Estate  Limited
               Partnership, as Landlord, and Kronos Incorporated, as Tenant
               Dated 2/26/99
10.14(11)      Construction  Agreement Between Cranshaw Construction of New
               England Limited Partnership and Kronos Incorporated Dated
               March 10, 1999.
10.15(12)      Agreement  of  Purchase  and Sale Beyond  Between  W/9TIB Real
               Estate Limited Partnership and Kronos Incorporated Dated March
               29, 1999.
21             Subsidiaries of the Registrant.
23             Consent of Independent Auditors.
27             Financial Data Schedule.

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

    (12) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1999.

    (13) Confidential treatment was granted for certain portions of this agreement.

     (b)     Reports on Form 8-K

    (14) Confidential treatment was requested for certain portions of this agreement.

         No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this report.

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box, Visionware and the Company's logo are registered trademarks of the Company. DKC/Datalink, Timekeeper Web, HyperFind, Kronos 2100, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Community Computer, Tempo and the Tempo logo, ShopTrac Pro, Workforce Central and the Workforce Central logo, Workforce Timekeeper, Workforce Activities, Workforce Smart Scheduler, Workforce Manager, Workforce Accruals, Workforce Web, Workforce TeleTime, Workforce Express,
Workforce Scheduler, Workforce Decisions and Prism are trademarks of the Company. IBM is a registered trademark of, and AS and AS/400 are trademarks of, International Business Machines Corporation Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Time Bank is a registered trademark of Integrated Design Inc. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively by X/Open Company Ltd. VMS is a registered trademark of Digital Equipment Corporation. Microsoft, Windows, and Windows 95 are registered trademarks of, and Windows NT is a trademark of, Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Informix is a registered trademark of Informix Software, Inc. PeopleSoft is a registered trademark of PeopleSoft, Inc. Baan is a trademark of Baan Development B.V. Honeywell is a registered trademark of Honeywell, Inc. J.D. Edwards is a registered trademark of J.D. Edwards and Company. Lawson is a registered trademark of Lawson Associates, Inc. SAP is a trademark of SAP AG.