Form 10-Q
period 2000-01-01
KRONOS INC
filed 2000-02-14
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                 For the quarterly period ended January 1, 2000

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934
                        --------------------------

For the transition period from              to

Commission file number   0-20109

                               Kronos Incorporated
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Massachusetts                                                04-2640942
-----------------                                              -------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                       400 Fifth Avenue, Waltham, MA 02451
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (781) 890-3232
                                 --------------
              (Registrant's telephone number, including area code)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of January 29, 2000, 12,530,761 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page
                                                                        ----

 Item 1. Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three
          Months Ended January 1, 2000 and January 2, 1999                1

         Condensed Consolidated Balance Sheets at January 1, 2000
          and September 30, 1999                                          2

         Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended January 1, 2000 and January 2, 1999          3

         Notes to Condensed Consolidated Financial Statements             4

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6


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

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                          KRONOS INCORPORATED
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          (In thousands, except share and per share amounts)
                                               UNAUDITED

                                                                  Three Months Ended
                                                               -----------------------
                                                               January 1,   January 2,
                                                                  2000         1999
                                                              ----------   ----------
   Net revenues:
         Product ..........................................   $   36,152   $   33,180
         Service ..........................................       28,456       19,935
                                                              ----------   ----------
                                                                  64,608       53,115
                                                              ----------   ----------
   Cost of sales:
         Product ..........................................        8,291        7,840
         Service ..........................................       16,255       12,112
                                                              ----------   ----------
                                                                  24,546       19,952
                                                              ----------   ----------
              Gross profit ................................       40,062       33,163
   Expenses:
         Sales and marketing ..............................       21,931       18,688
         Engineering, research and development ............        7,016        6,003
         General and administrative .......................        4,154        3,374
         Other (income) expense, net ......................          216          (95)
                                                              ----------   ----------
                                                                  33,317       27,970
                                                              ----------   ----------
              Income before income taxes ..................        6,745        5,193
   Provision for income taxes .............................        2,496        1,984
                                                              ----------   ----------
              Net income ..................................   $    4,249   $    3,209
                                                              ==========   ==========


   Net income per common share:

              Basic .......................................   $     0.34   $     0.26
                                                              ==========   ==========
              Diluted .....................................   $     0.32   $     0.25
                                                              ==========   ==========

   Average common and common equivalent shares outstanding:

              Basic .......................................   12,462,471   12,487,508
                                                              ==========   ==========
              Diluted .....................................   13,152,909   12,969,665
                                                              ==========   ==========

           See accompanying notes to condensed consolidated financial statements.


                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)
                                                   UNAUDITED

                                                                                January 1,  September 30,
                                                                                   2000        1999
                                                                                ----------   ----------
                                     ASSETS
   Current assets:
      Cash and equivalents ....................................................   $  16,602    $  20,148
      Marketable securities ...................................................      24,349       20,893
      Accounts receivable, less allowances  of $7,155
         at January 1, 2000 and $6,791 at September 30, 1999 ..................      58,258       66,817
      Deferred income taxes ...................................................       5,869        5,414
      Other current assets ....................................................      13,028       11,872
                                                                                  ---------    ---------
             Total current assets .............................................     118,106      125,144

   Property, plant and equipment, net .........................................      29,133       23,981
   Marketable securities ......................................................      18,900       21,400
   Excess of cost over net assets of businesses acquired, net .................      29,049       29,946
   Deferred software development costs, net ...................................      12,901       12,218
   Other assets ...............................................................      14,861       15,554
                                                                                  ---------    ---------
             Total assets .....................................................   $ 222,950    $ 228,243
                                                                                  =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable ........................................................   $   8,141    $   8,503
      Accrued compensation ....................................................      14,994       21,106
      Accrued expenses and other current liabilities ..........................      33,867       32,753
      Deferred maintenance revenues ...........................................      42,988       41,636
                                                                                  ---------    ---------
             Total current liabilities ........................................      99,990      103,998
   Deferred maintenance revenues ..............................................      18,127       18,818
   Other liabilities ..........................................................       1,202        1,169
   Shareholders' equity:
      Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
         no shares issued and outstanding .....................................        --           --
      Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
        12,634,728 shares and 12,634,728 shares issued at January 1, 2000 and
         September 30, 1999, respectively .....................................         126          126
      Additional paid-in capital ..............................................      23,494       31,087
      Retained earnings .......................................................      86,393       82,143
      Equity adjustment from translation ......................................        (337)        (337)
      Cost of Treasury Stock  (125,491 shares and 192,165
         shares at January 1, 2000 and September 30, 1999, respectively) ......      (6,045)      (8,761)
                                                                                  ---------    ---------
             Total shareholders' equity .......................................     103,631      104,258
                                                                                  ---------    ---------
             Total liabilities and shareholders' equity .......................   $ 222,950    $ 228,243
                                                                                  =========    =========

           See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                    UNAUDITED

                                                                                               Three Months Ended
                                                                                            -----------------------
                                                                                            January 1,    January 2
                                                                                               2000         1999
                                                                                            -----------   ----------

   Operating activities:
        Net income ........................................................................   $  4,249    $  3,209
        Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
                Depreciation ..............................................................      1,873       1,916
                Amoritzation of excess of cost over net assets of businesses acquired .....      1,551       1,010
                Amortization of deferred software development costs .......................      1,643       1,318
                Provision for deferred income taxes .......................................       (895)       --
                Changes in certain operating assets and liabilities:
                    Accounts receivable, net ..............................................      8,591       1,453
                    Deferred maintenance revenue ..........................................        467       3,434
                    Accounts payable, accrued compensation
                        and other liabilities .............................................     (5,878)     (6,466)
                    Other .................................................................        (16)       (538)
                                                                                              --------    --------
                        Net cash and equivalents provided by operating activities .........     11,585       5,336

   Investing activities:
        Purchase of property, plant and equipment .........................................     (7,024)     (1,672)
        Capitalization of software development costs ......................................     (2,326)     (2,002)
        (Increase) decrease in marketable securities ......................................       (956)      3,505
        Acquisitions of businesses ........................................................       (514)       (582)
                                                                                              --------    --------
                        Net cash and equivalents used in investing activities .............    (10,820)       (751)

   Financing activities:
        Net proceeds from exercise of stock option and employee stock
            purchase plans ................................................................      3,844       1,845
        Purchase of treasury stock ........................................................     (8,160)       (175)
                                                                                              --------    --------
                        Net cash and equivalents (used in) provided by financing activities     (4,316)      1,670

   Effect of exchange rate changes on cash and equivalents ................................          5         (10)
                                                                                              --------    --------
   Increase (decrease) in cash and equivalents ............................................     (3,546)      6,245
   Cash and equivalents at the beginning of the period ....................................     20,148      29,888
                                                                                              --------    --------
   Cash and equivalents at the end of the period ..........................................   $ 16,602    $ 36,133
                                                                                              ========    ========


                See accompanying notes to condensed consolidated
                             financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1999. The results of operations for the three months ended January 1, 2000 are not necessarily indicative of the results for a full fiscal year.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (93 days in fiscal 2000 and 94 days in fiscal 1999) and fourth quarter (91 days in fiscal 2000 and 89 days in fiscal
1999) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

                                                 January 1,     September 30,
                                                    2000           1999
                                                 ----------     ----------
   Deferred professional service revenue ....... $   15,346     $   17,262
   Accrued acquisition payments ................      6,208          6,461
   Federal and state taxes payable .............      4,685          2,522
   Accrued other ...............................      7,628          6,508
                                                 ----------     ----------
                                                 $   33,867     $   32,753
                                                 ==========     ==========

NOTE D - Comprehensive Income

For the three months ended January 1, 2000 and January 2, 1999 comprehensive income consisted of the following (in thousands):

                                                     Three Months Ended
                                                 -------------------------
                                                 January 1,     January 2,
                                                    2000           1999
                                                 ----------     ----------
   Comprehensive income:
       Net income ..........................     $    4,249     $    3,209
       Cumulative translation adjustment ...           --               99
                                                 ----------     ----------
   Total comprehensive income ..............     $    4,249     $    3,308
                                                 ==========     ==========


NOTE E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended
                                            --------------------------
                                             January 1,     January 2,
                                                2000           1999
                                            -----------    -----------

   Net income (in thousands) .............. $     4,249    $     3,209
                                            ===========    ===========


   Weighted-average shares ................  12,462,471     12,487,508

   Effect of dilutive securities:
      Employee stock options ..............     690,438        482,157
                                            -----------    -----------

   Adjusted weighted-average shares
      and assumed conversions .............  13,152,909     12,969,665
                                            ===========    ===========

   Basic earnings per share ............... $      0.34    $      0.26
                                            ===========    ===========

   Diluted earnings per share ............. $      0.32    $      0.25
                                            ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This discussion includes certain forward-looking statements about Kronos' business and its expectations. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

       Revenues. Revenues for the first quarter of fiscal 2000 amounted to $64.6 million as compared with $53.1 million for the first quarter of the prior year. Revenue growth amounted to 22% and 19% in the first quarter of fiscal 2000 and 1999, respectively. Product revenues for the quarter increased 9% to $36.2 million from $33.2 million in the same period of fiscal 1998. In the first quarter of fiscal 1999, product revenues increased 12% over the same period in fiscal 1998. Product revenue growth in the first quarter of fiscal 2000 was principally driven by sales of Kronos' products to new customers as well as sales into Kronos' existing customer base. While product revenues increased over the comparable period of the prior year, the growth rate was negatively impacted as a result of the postponement of customer orders due to their Year 2000 compliance efforts. Although management anticipates that the product revenue growth rate for the remainder of the year to be above the growth rate experienced in the first quarter of fiscal 2000, the growth rate in the second quarter may continue to be impacted as customers transition from Year 2000 compliance efforts. Service revenues for the first quarter of fiscal 2000 increased 43% to $28.5 million from $19.9 million in the same period of fiscal 1999. In the first quarter of fiscal 1999, service revenues increased 35% over the same period in fiscal 1998. The growth in service revenues in the first quarter of fiscal 2000 and 1999 principally reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, as well as an increase in the level of maintenance contracts and professional services accompanying new and upgrade sales. Also contributing to the growth in the first quarter of fiscal 2000 were maintenance and professional service revenues resulting from the Company's acquisition of the New York-New Jersey territory from a dealer in June 1999.

       Gross Profit. Gross profit as a percentage of revenues was 62% in the first quarter of fiscal 2000 and 1999. Product gross profit as a percentage of product revenues was 77% and 76% in the first quarter of fiscal 2000 and 1999, respectively. The improvement in product gross profit is principally attributable to an increased proportion of product revenues generated by software, which typically generates higher gross profit than other products. The software component of product sales was 47% in the first quarter of fiscal 2000 as compared to 45% for the comparable period of the prior year. Service gross profit as a percentage of service revenues increased to 43% in the first quarter of fiscal 2000 from 39% in the first quarter of the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has principally been accomplished by improving the efficiency in the delivery of support services by centralizing the software support function, leveraging web-based self-service offerings and, as customers have upgraded to current versions of Kronos' product, reducing the number of versions requiring support. In addition, Kronos has also focused on enhancing the billing for professional services which also improves service gross profit.

       Expenses. Expenses as a percentage of revenues were 52% and 53% in the first quarter of fiscal 2000 and 1999, respectively. Sales and marketing expenses as a percentage of revenues were 34% in the first quarter of fiscal 2000 as compared to 35% in the first quarter of the prior year. Sales and marketing expenses as a percentage of revenues were lower in the first quarter of fiscal 2000 principally due to lower incentive related expenses relative to revenues. Engineering, research and development expenses as a percentage of revenues were 11% in the first quarter of fiscal 2000 and 1999. Expenses of $7.0 million and $6.0 million in the first quarter of fiscal 2000 and 1999, respectively, are net of capitalized software development costs of $2.3 million and $2.0 million, respectively. The growth in engineering, research and development expenses resulted principally from the continuing development and integration of new products and acquired technologies. Management anticipates that over the remainder of fiscal 2000 engineering, research and development expenses as a percentage of revenues will be in the 10%-11% range.

       General and administrative expenses as a percentage of revenues were 6% in the first quarter of fiscal 2000 and 1999. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of interest income earned on Kronos' investments offset by amortization of intangible assets related to acquisitions made by Kronos.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 37% and 38% in the first quarter of fiscal 1999 and 1998, respectively. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

Liquidity and Capital Resources

         Working capital as of January 1, 2000, amounted to $18.1 million as compared with $21.1 million at September 30, 1999. As of those dates, cash and equivalents, marketable securities and investments amounted to $59.9 million and $62.4 million, respectively. Cash generated from operations increased to $11.6 million in the first quarter of fiscal 2000 from $5.3 million in the first quarter of the prior year, principally due to an increase in earnings and collection of accounts receivable from trade customers. Cash used for property, plant and equipment increased to $7.0 million in the first quarter of fiscal 2000 from $1.7 million in the first quarter of fiscal 1999. The increase in the investment in property, plant and equipment was due to costs related to the construction of Kronos' new corporate headquarters facility as well as investments in information systems and infrastructure to improve and support expanding operations. Over the next six months Kronos anticipates it will use approximately $13.0 million in cash for the construction of its headquarters facility and for payments due under the terms of various acquisition agreements. The Company is also assessing several acquisition opportunities that may be completed over the remainder of the fiscal year, although there can be no assurance that these acquisitions will be completed.

         Under Kronos' stock repurchase program, Kronos repurchased 168,500 common shares in the first quarter of fiscal 2000 at a cost of $8.2 million. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations in the first quarter of fiscal 2000 was more than sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos expects to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions and any additional stock repurchases over the remainder of fiscal 2000 with available cash and investments and operating cash flow.

Certain Factors That May Affect Future Operating Results

         Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Kronos desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward looking statements that involve risks and uncertainties.

         Kronos' actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the ability to attract and retain sufficient technical personnel, competitive pricing pressures, potential effects of the century change, the dependence on Kronos' time and attendance product line, and the dependence on alternate distribution channels and on key vendors, as further described below and in Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which factors are specifically incorporated by reference herein.

         Potential Fluctuations in Quarterly Results. Kronos' quarterly operating results may fluctuate as a result of a variety of factors, including the timing of the introduction of new products and product enhancements by Kronos and its competitors, market acceptance of new products, mix of products sold, the purchasing patterns of its customers, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while Kronos has contracts to supply systems to certain customers over an extended period of time, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

         Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for frontline labor management systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

         Attracting and Retaining Sufficient Technical Personnel for Product Development, Support and Sales. Kronos has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect Kronos' ability to produce, support and sell products in a timely manner.

         Competition. The frontline labor management industry is highly competitive. The number of competitors is also increasing as applications and systems providers in related industries, such as human resources management, payroll processing and enterprise resource planning (ERP), enter the market. Technological changes such as those allowing for increased use of the Internet may also create the potential for new entrants. Although Kronos believes it has core competencies that are not easily obtainable by competitors, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development and marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share.

         Year 2000. The Company continues to maintain its executive level steering committee which had been previously formed to identify and resolve Year 2000 issues associated with the Company's internal systems (both information technology ("IT") and non-IT), the Company's own products and services, the status of third party products distributed by the Company to its customers, as well as the Year 2000 readiness of the Company's suppliers. Prior to January 1, 2000, the Company completed testing of its principal internal enterprise resource planning (ERP) system for year 2000 compliance. This ERP system includes order entry, material resource planning, master production scheduling, purchasing, shipping and financial systems. The Company identified Year 2000 issues in other less significant IT systems, and resolved those issues, by replacements and/or upgrades. The Company also completed an assessment and remediation, as necessary, of certain non-IT prior to the end of December 1999. The Company has replaced certain stand alone shop floor test equipment that was found to be non-compliant. The Company did not assess specifically its facility management systems, or the external forces such as utility or transportation Year 2000 compliance failures that might have generally affect industry and commerce. The Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, nor is the Company aware of any unanticipated problems caused by undetected errors or defects in these internal systems as a result of the year 2000.

         The Company tested the most recent versions of its current products to determine whether they met the Company's definition of "Year 2000 Compliant". Testing of these products was completed by the end of December 1999. The Company has warranted, and may in the future warrant to certain customers that its products will work in the Year 2000 and beyond. Where products were identified as needing upgrades/new versions to address Year 2000 issues, the Company made those upgrades/new versions available to customers for purchase or under maintenance agreements. Some of the Company's customers were using products and/or product versions that the Company had not tested, and does not support, for Year 2000 compliance. The Company encouraged these customers to migrate to current products/versions that meet the Company's Year 2000 compliance definition. The Company did not test any of its custom software products for Year 2000 compliance.

         For third party products that the Company distributes with its products, the Company sought information and assurances from the manufacturers concerning those products' Year 2000 compliance status. The Company completed its assessment of those third party products by the end of December 1999. As a result, the Company identified certain third party products that required an upgrade to be Year 2000 compliant notified the affected customers and encouraged them to upgrade.

         To date, no Year 2000 related software problems have been detected in the Company's standard products, other than problems that had been detected and addressed prior to the end of 1999. A critical date still to be experienced is February 29, 2000. Some known problems surrounding that date were identified in one product prior to the end of 1999, and all known customers using this product were notified and offered a free upgrade. In addition, even if customers do not upgrade, workarounds for the problem are available.

         Notwithstanding the Company's testing of its own products and efforts to obtain assurances concerning third party products, errors or defects in such products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially affect the Company's business, results of operations, or financial condition. In addition, the unprecedented nature of potential litigation regarding Year 2000 compliance issues makes it uncertain whether the Company will be affected by such litigation, although no such litigation relating to the Company's products has been filed so far.

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

PART II.    OTHER INFORMATION

Item 5.     Other Information

              None

Item 6.     Exhibits and Reports on Form 8-K

              (a)          Exhibits

                           27   Financial Data Schedule

              (b)          Reports on Form 8-K

                           There were no reports on Form 8-K filed during the fiscal quarter ended January 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KRONOS INCORPORATED


                                          By /s/ Paul A. Lacy
                                          ---------------------------
                                                 Paul A. Lacy
                                          Vice President of Finance
                                             and Administration
                                          (Duly Authorized Officer and
                                             Principal Financial Officer)





February 14,  2000

                                                   EXHIBIT INDEX

     Exhibit

     Number         Description

      27          Financial Data Schedule