Form 10-Q
period 2000-04-01
KRONOS INC
filed 2000-05-15
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended April 1, 2000

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                    to
                              -------------------   ----------------------------
Commission file number          0-20109
                      ---------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Massachusetts                                                    04-2640942
----------------                                                ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         297 Billerica Road,   Chelmsford, MA               01824
--------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

                                 (978) 250-9800
--------------------------------------------------------------------------------
                            (Registrant's telephone number, including area code)

                       400 Fifth Avenue,  Waltham,  MA                  02154
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

        As of April 30, 2000, 12,432,840 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page

 Item 1. Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended April 1, 2000 and April 3, 1999      1

         Condensed Consolidated Balance Sheets at April 1, 2000
          and September 30, 1999                                           2

         Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended April 1, 2000 and April 3, 1999                     3

         Notes to Condensed Consolidated Financial Statements            4 - 6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7 - 13

PART II.  OTHER INFORMATION

 Item 2. Changes in Securities and of Proceeds                            14

 Item 4. Submission of Matters to a Vote of Security Holders              14

 Item 5. Other Information                                                15

 Item 6. Exhibits and Reports on Form 8-K                                 15

      Signatures                                                          16

      Exhibit Index                                                       17

PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                Three Months Ended             Six Months Ended
                                                           ----------------------------   ---------------------------
                                                              April 1,        April 3,      April 1,        April 3,
                                                                2000            1999          2000            1999
                                                           ------------    ------------   ------------   ------------
Net revenues:
     Product ...........................................   $     32,091    $     40,643   $     68,243   $     73,823
     Service ...........................................         29,735          21,043         58,191         40,978
                                                           ------------    ------------   ------------   ------------
                                                                 61,826          61,686        126,434        114,801
                                                           ------------    ------------   ------------   ------------
Cost of sales:
     Product ...........................................          7,566           9,474         15,857         17,313
     Service ...........................................         17,000          12,744         33,255         24,857
                                                           ------------    ------------   ------------   ------------
                                                                 24,566          22,218         49,112         42,170
                                                           ------------    ------------   ------------   ------------
         Gross profit ..................................         37,260          39,468         77,322         72,631
Expenses:
     Sales and marketing ...............................         22,415          21,676         44,345         40,364
     Engineering, research and development .............          7,573           6,625         14,589         12,628
     General and administrative ........................          4,290           3,842          8,444          7,216
     Other (income) expense, net .......................           (121)            561             95            465
                                                           ------------    ------------   ------------   ------------
                                                                 34,157          32,704         67,473         60,673
                                                           ------------    ------------   ------------   ------------
         Income before income taxes ....................          3,103           6,764          9,849         11,958
Provision for income taxes .............................          1,148           2,213          3,644          4,197
                                                           ------------    ------------   ------------   ------------
         Net income ....................................   $      1,955    $      4,551   $      6,205   $      7,761
                                                           ============    ============   ============   ============


Net income per common share:

         Basic .........................................   $       0.16    $       0.36   $       0.50   $       0.62
                                                           ============    ============   ============   ============
         Diluted .......................................   $       0.15    $       0.35   $       0.47   $       0.60
                                                           ============    ============   ============   ============

Average common and common equivalent shares outstanding:

         Basic .........................................     12,515,139      12,595,809     12,488,805     12,541,659
                                                           ============    ============   ============   ============
         Diluted .......................................     13,162,020      13,069,640     13,157,464     13,019,653
                                                           ============    ============   ============   ============

                See accompanying notes to condensed consolidated
                             financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                                April 1,   September 30,
                                                                                  2000          1999
                                                                                ---------    ---------
       ASSETS

Current assets:
   Cash and equivalents ....................................................   $  12,603    $  20,148
   Marketable securities ...................................................      27,958       20,893
   Accounts receivable, less allowances  of $7,002
      at April 1, 2000 and $6,791 at September 30, 1999 ....................      57,718       66,817
   Deferred income taxes ...................................................       5,839        5,414
   Other current assets ....................................................      13,527       11,872
                                                                               ---------    ---------
          Total current assets .............................................     117,645      125,144

Property, plant and equipment, net .........................................      39,523       23,981
Marketable securities ......................................................      10,900       21,400
Excess of cost over net assets of businesses acquired, net .................      30,847       29,946
Deferred software development costs, net ...................................      13,567       12,218
Other assets ...............................................................      15,243       15,554
                                                                               ---------    ---------
          Total assets .....................................................   $ 227,725    $ 228,243
                                                                               =========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   7,957    $   8,503
   Accrued compensation ....................................................      17,454       21,106
   Accrued expenses and other current liabilities ..........................      40,539       32,753
   Deferred maintenance revenues ...........................................      43,808       41,636
                                                                               ---------    ---------
          Total current liabilities ........................................     109,758      103,998
Deferred maintenance revenues ..............................................      17,546       18,818
Other liabilities ..........................................................       1,288        1,169
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .....................................        --           --
   Common Stock, par value $.01 per share:  authorized 50,000,000 shares,
     12,634,728 shares and 12,634,728 shares issued at April 1, 2000 and
      September 30, 1999, respectively .....................................         126          126
   Additional paid-in capital ..............................................      21,122       31,087
   Retained earnings .......................................................      88,348       82,143
   Equity adjustment from translation ......................................        (646)        (337)
   Cost of Treasury Stock  (209,070 shares and 192,165
      shares at April 1, 2000 and September 30, 1999, respectively) ........      (9,817)      (8,761)
                                                                               ---------    ---------
          Total shareholders' equity .......................................      99,133      104,258
                                                                               ---------    ---------
          Total liabilities and shareholders' equity .......................   $ 227,725    $ 228,243
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                             Six Months Ended
                                                                                           --------------------
                                                                                           April 1,    April 3,
                                                                                             2000        1999
                                                                                           --------    --------
Operating activities:
     Net income ........................................................................   $  6,205    $  7,761
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ..............................................................      3,753       4,105
             Amoritzation of excess of cost over net assets of businesses acquired .....      3,182       1,934
             Amortization of deferred software development costs .......................      3,461       2,777
             Provision for deferred income taxes .......................................       (865)
             Changes in certain operating assets and liabilities:
                 Accounts receivable, net ..............................................      9,640         257
                 Deferred maintenance revenue ..........................................        104       7,736
                 Accounts payable, accrued compensation
                     and other liabilities .............................................     (2,220)        648
                 Other .................................................................       (795)     (2,594)
                                                                                           --------    --------
                     Net cash and equivalents provided by operating activities .........     22,465      22,624

Investing activities:
     Purchase of property, plant and equipment .........................................    (14,192)     (3,982)
     Capitalization of software development costs ......................................     (4,810)     (4,159)
      Decrease (increase) in marketable securities .....................................      3,435     (24,221)
     Acquisitions of businesses ........................................................     (4,009)       (489)
                                                                                           --------    --------
                     Net cash and equivalents used in investing activities .............    (19,576)    (32,851)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
          purchase plans ...............................................................      5,139       2,140
     Purchase of treasury stock ........................................................    (15,623)     (4,347)
     Proceeds from sale of put options .................................................        169        --
                                                                                           --------    --------
                     Net cash and equivalents (used in) provided by financing activities    (10,315)     (2,207)

Effect of exchange rate changes on cash and equivalents ................................       (119)         27
                                                                                           --------    --------
Decrease in cash and equivalents .......................................................     (7,545)    (12,407)
Cash and equivalents at the beginning of the period ....................................     20,148      29,888
                                                                                           --------    --------
Cash and equivalents at the end of the period ..........................................   $ 12,603    $ 17,481
                                                                                           ========    ========


                See accompanying notes to condensed consolidated
                             financial statements.

                               KRONOS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1999. The results of operations for the three and six months ended April 1, 2000 are not necessarily indicative of the results for a full fiscal year.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (93 days in fiscal 2000 and 94 days in fiscal 1999) and fourth quarter (91 days in fiscal 2000 and 89 days in fiscal
1999) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.
<

NOTE C - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

                                               April 1,      September 30,
                                                 2000             1999
                                               -------          -------
Deferred professional service revenue ..       $15,710          $17,262
Accrued acquisition payments ...........         6,112            6,461
Federal and state taxes payable ........         6,378            2,522
Accrued construction costs .............         5,000             --
Accrued other ..........................         7,339            6,508
                                               -------          -------
                                               $40,539          $32,753
                                               =======          =======

NOTE D -  Capital Stock

During the second quarter of fiscal 2000 the Company sold put options that entitle the holder of each option to sell to the Company one share of Common Stock at an exercise price of $50.00. The Company may, at its sole discretion, elect to settle the obligation with either cash or shares of the Company's Common Stock and accordingly, no put option liability has been recorded. The 50,000 options outstanding at April 1, 2000 expire on June 9, 2000. The premium of $169,000 received in conjunction with this private placement was recorded as additional paid in capital. There was no significant effect on diluted earnings for the three or six month periods ended April 1, 2000.

NOTE E - Comprehensive Income

For the three and six months ended April 1, 2000 and April 3, 1999 comprehensive income consisted of the following (in thousands):

                                           Three Months Ended          Six Months Ended
                                          --------------------       ---------------------
                                           April 1,    April 3,       April 1,     April 3,
                                            2000         1999          2000         1999
                                          -------      -------       --------     --------
Comprehensive income:
    Net income .........................  $ 1,955      $ 4,551       $ 6,205      $ 7,761
    Cumulative translation adjustment ..     (309)         499          (309)         598
                                          -------      -------       --------     --------
Total comprehensive income .............  $ 1,646      $ 5,050       $ 5,896      $ 8,359
                                          =======      =======       ========     ========

NOTE F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended              Six Months Ended
                                                         ---------------------------     --------------------------
                                                           April 1,         April 3,       April 1,      April 3,
                                                             2000             1999           2000          1999
                                                         ----------       -----------    -----------    -----------

Net income (in thousands) ........................      $     1,955       $     4,551    $     6,205    $     7,761
                                                         ==========       ===========    ===========    ===========


Weighted-average shares ..........................       12,515,139        12,595,809     12,488,805     12,541,659

Effect of dilutive securities:
   Put options ...................................           30,802             -             15,401          -

   Employee stock options ........................          616,079           473,831        653,258        477,994
                                                        -----------       -----------    -----------    -----------

Adjusted weighted-average shares
   and assumed conversions .......................       13,162,020        13,069,640     13,157,464     13,019,653
                                                        ===========       ===========    ===========    ===========

Basic earnings per share .........................      $      0.16       $      0.36    $      0.50    $      0.62
                                                        ===========       ===========    ===========    ===========

Diluted earnings per share .......................      $      0.15       $      0.35    $      0.47    $      0.60
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

Results of Operations

       Revenues. Revenues for the three and six months ended April 1, 2000 amounted to $61.8 million and $126.4 million, respectively as compared to $61.7 million and $114.8 million for the comparable periods in the prior year. Revenue growth was flat in the second quarter of fiscal 2000 and 10% in the first six months of fiscal 2000 as compared to 33% and 26% for the comparable periods in the prior year. The revenue growth rate experienced in the second, third and fourth quarters of fiscal 1999 exceeded Kronos' historical growth rate of approximately 20%. The unusually strong growth rates experienced during fiscal 1999 were in part due to demand for new products and product upgrades resulting from customers' Year 2000 compliance efforts. Management believes that as a result of customers' Year 2000 compliance efforts, Kronos benefited from an accelerated sales cycle during this period. The combination of the unusually strong product demand and accelerated sales cycle during fiscal 1999 reduced demand for Kronos' products during the first two quarters of fiscal 2000 as customers postponed product purchases in order to complete their Year 2000 compliance efforts and began the process of identifying and redirecting resources to non-Year 2000 projects. During this period the Kronos sales force focused on rebuilding its sales pipeline. Management believes that demand continues to exist for Kronos' products and services. The negative impact on revenues in the first six months of fiscal 2000 is principally attributable to a loss of unusually strong revenue momentum and accelerated sales cycles experienced in fiscal 1999 due to customers' Year 2000 compliance efforts.

       Product revenues for the quarter amounted to $32.1 million as compared to $40.6 million in the same period of fiscal 1999. Product revenues for the first six months of fiscal 2000 were $68.2 million as compared to $73.8 million for the first six months of the prior year. Product revenue declined 21% and 8% in the three and six months periods ended April 1, 2000, respectively, and increased 35% and 23% in each of the comparable periods in the prior year. As previously indicated, management believes that as a result of customers' Year 2000 compliance efforts during fiscal 1999, Kronos product revenue growth benefited from the combination of unusually strong product demand and accelerated sales cycles. Product revenues were negatively impacted in the first six months of fiscal 2000 as customers postponed orders in the first quarter in anticipation of Year 2000 and, in the second quarter, the sales force was challenged with replenishing its sales pipeline as companies began the process of identifying their non-Year 2000 projects. Management anticipates that Kronos will experience moderate product revenue growth over the remainder of the fiscal year.

       Service revenues for the second quarter of fiscal 2000 amounted to $29.7 million as compared to $21.0 million for the second quarter of fiscal 1999. Service revenues for the first six months of fiscal 2000 were $58.2 million as compared to $41.0 million for the first six months of the prior year. Service revenue growth of 41% and 42% in the three and six month periods ended April 1, 2000, respectively, increased from 29% and 31% in each of the comparable periods in the prior year. The growth in service revenues in all periods principally reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, and to a lesser extent, an increase in the level of maintenance contracts and professional services accompanying new and upgrade sales. Also contributing to the growth in the three and six month periods ended April 1, 2000 were maintenance and professional service revenues resulting from acquisitions of various dealer territories over the past four quarters. As a result of the level of product revenues achieved in the first six months of fiscal 2000 and, to a lesser extent, due to the normalization of service revenues related to dealer acquisitions in the prior year, management anticipates that the service revenue growth rate over the remainder of the fiscal year will be in the 25% to 30% range.

       Gross Profit. Gross profit as a percentage of revenues was 60% and 61% in the three and six month periods ended April 1, 2000, respectively, decreasing from 64% and 63% for the comparable periods of the prior year. The decrease in margin is directly attributable to lower product revenues. Service revenue, which generates lower gross margin, has grown faster than product revenue and represents a greater proportion of total revenue in the three and six month periods ended April 1, 2000 than in the comparable periods of the prior year. Management anticipates that gross profit will continue to be negatively impacted over the remainder of the year due to the mix of product and service revenues.

       Product gross profit as a percentage of product revenues was 76% and 77% in the three and six month periods ended April 1, 2000, respectively, compared to 77% in each of the comparable periods in the prior year. Management anticipates that product gross margin for the remainder of the year to be comparable to that experienced in the first six months of the fiscal year. Service gross profit as a percentage of service revenues was 43% in the three and six month periods ended April 1, 2000, respectively, compared to 39% in each of the comparable periods in the prior year. The increase in service gross profit is primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has principally been accomplished by improving the efficiency in the delivery of support services by centralizing the software support function, leveraging web-based self-service offerings and, as customers have upgraded to current versions of Kronos' product, reducing the number of versions requiring support. In addition, Kronos has also focused on enhancing the billing for professional services which also improves service gross profit. Kronos intends to invest in its professional service organization over the remainder of the fiscal year. The timing of those investments will affect service gross margin and, accordingly, management believes service gross margin over the remainder of the fiscal year may be less than that experienced in the first six months.

       Expenses. Expenses as a percentage of revenues were 55% and 53% for the three and six month periods ended April 1, 2000, respectively, as compared to 53% for the comparable periods in the prior year. The increase in expenses in the second quarter of fiscal 2000 as compared to the prior year is attributable to increased product development efforts as well as increased program and infrastructure costs incurred to support anticipated increases in business volume. As a result of the increased spending and lower than anticipated revenues, expenses as a percentage of revenues were unusually high in the second quarter of fiscal 2000. Management anticipates expenses as a percentage of revenues to be less than 53% over the remainder of the fiscal year.

       Sales and marketing expenses as a percentage of revenues were 36% and 35% in the three and six month periods ended April 1, 2000, respectively, as compared to 35% for the comparable periods in the prior year. Engineering, research and development expenses as a percentage of revenues were 12% in the three and six month periods ended April 1, 2000, respectively, as compared to 11% in each of the comparable periods in the prior year. Engineering expenses of $7.6 million and $6.6 million in the second quarter of fiscal 2000 and 1999, respectively, are net of capitalized software development costs of $2.5 million and $2.2 million, respectively. Engineering expenses of $14.6 million and $12.6 million in the first six months of fiscal 2000 and 1999, respectively, are net of capitalized software development costs of $4.8 million and $4.2 million, respectively. The growth in engineering, research and development expenses resulted principally from the continuing development and integration of new products and acquired technologies. Management anticipates that over the remainder of fiscal 2000 engineering, research and development expenses as a percentage of revenues will be in the 10% to12% range.

       General and administrative expenses as a percentage of revenues were 7% in the three and six month periods ended April 1, 2000 as compared to 6% in the comparable periods of the prior year. Other (income) expense, net amounted to less than 1% of revenues for all periods presented. Other (income) expense, net is composed primarily of interest income earned on Kronos' investments offset by amortization of intangible assets related to acquisitions made by Kronos. In the second quarter of fiscal 1999, other (income) expense, net also included an immaterial charge resulting from Kronos' sale of its South African subsidiary. This charge related to the write off of the cumulative equity adjustment from the translation of the subsidiary's financial statements.

       Income Taxes. The provision for income taxes as a percentage of pretax income was 37% in the three and six month periods ended April 1, 2000 as compared to 33% and 35% for the comparable periods in the prior year. The effective income tax rate experienced in fiscal 1999 was primarily attributable to tax benefits resulting from Kronos' sale of its South African subsidiary as well as substantial utilization of foreign net operating loss carryforwards.

Liquidity and Capital Resources

         Working capital as of April 1, 2000, amounted to $7.9 million as compared with $21.1 million at September 30, 1999. The decrease in working capital is principally attributable to Kronos' investment in property, plant and equipment (including the construction of its corporate headquarters facility), the repurchase of common shares under Kronos' Stock Repurchase Program as well as acquisitions of businesses. Cash and equivalents and marketable securities amounted to $51.5 million as of April 1, 2000 and $62.4 million as of September 30, 1999.

         Cash generated from operations amounted to $22.5 million in the first six months of fiscal 2000 as compared to $22.6 million in the first six months of fiscal 1999. Cash used for property, plant and equipment increased to $14.2 million in the first six months of fiscal 2000 from $4.0 million for the comparable period in the prior year. The increase in the investment in property, plant and equipment was due to costs related to the construction of Kronos' new corporate headquarters facility as well as investments in information systems and infrastructure to improve and support expanding operations. Over the next three months Kronos anticipates it will use approximately $11.0 million in cash for the construction of its headquarters facility and for payments due under the terms of various acquisition agreements.

         Under Kronos' stock repurchase program, Kronos repurchased 328,500 common shares in the first six months of fiscal 2000 at a cost of $15.6 million. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was more than sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos expects to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions and any additional stock repurchases over the remainder of fiscal 2000 with available cash and investments and operating cash flow.

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

         Potential Fluctuations in Quarterly Results. Kronos' quarterly operating results may fluctuate as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the timing of the introduction of new products and product enhancements by Kronos and its competitors, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while Kronos has contracts to supply systems to certain customers over an extended period of time, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

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

         Year 2000. During the second quarter of fiscal 2000 Kronos disbanded its executive level steering committee which had been previously formed to identify and resolve Year 2000 issues associated with Kronos' internal systems (both information technology ("IT") and non-IT), Kronos' own products and services, the status of third party products distributed by Kronos to its customers, as well as the Year 2000 readiness of Kronos' suppliers. Prior to January 1, 2000, Kronos completed testing of its principal internal enterprise resource planning (ERP) system for year 2000 compliance. This ERP system includes order entry, material resource planning, master production scheduling, purchasing, shipping and financial systems. Kronos identified Year 2000 issues in other less significant IT systems, and resolved those issues, by replacements and/or upgrades. Kronos also completed an assessment and remediation, as necessary, of certain non-IT prior to January 1, 2000. Kronos has replaced certain stand alone shop floor test equipment that was found to be non-compliant. Kronos did not assess specifically its facility management systems, or the external forces such as utility or transportation Year 2000 compliance failures that might have generally affect industry and commerce. Kronos is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, nor is Kronos aware of any unanticipated problems caused by undetected errors or defects in these internal systems as a result of the year 2000.

         The Company tested the most recent versions of its current products to determine whether they met Kronos' definition of "Year 2000 Compliant". Testing of these products was completed prior to January 1, 2000. Kronos has warranted to certain customers that its products will continue to perform in accordance with applicable published specifications in the Year 2000 and beyond. Where products were identified as needing upgrades/new versions to address Year 2000 issues, Kronos made those upgrades/new versions available to customers for purchase or under maintenance agreements. Some of Kronos' customers were using products and/or product versions that Kronos had not tested, and does not support, for Year 2000 compliance. Kronos encouraged these customers to migrate to current products/versions that meet Kronos' Year 2000 compliance definition. Kronos did not test any of its custom software products for Year 2000 compliance.

         For third party products that Kronos distributes with its products, Kronos sought information and assurances from the manufacturers concerning those products' Year 2000 compliance status. Kronos completed its assessment of those third party products prior to January 1, 2000. As a result, Kronos identified certain third party products that required an upgrade to be Year 2000 compliant, notified the affected customers and encouraged them to upgrade.

         In addition, Kronos had previously identified February 29, 2000 as a critical date and had identified potential problems surrounding that date in one of its products. All known customers using this product were notified and offered a free product upgrade.

         To date, no January 1, 2000 or February 29, 2000 related software problems have been detected in Kronos' standard products, other than problems that had been detected and addressed prior to the critical date.

         Notwithstanding Kronos' testing of its own products and efforts to obtain assurances concerning third party products, errors or defects in such products could result in delay or loss of revenue, diversion of development resources, damage to Kronos' reputation, or increased service and warranty costs, any of which could materially affect Kronos' business, results of operations, or financial condition. In addition, the unprecedented nature of potential litigation regarding Year 2000 compliance issues makes it uncertain whether Kronos will be affected by such litigation, although no such litigation relating to Kronos' products has been filed so far.

         The costs associated with Kronos' Year 2000 plan have been funded from operating cash flows and have been charged to operations. To date, Kronos has incurred approximately $1.2 million of incremental costs to address its internal IT and non-IT systems and to address Year 2000 compliance problems in its own products and in third party products distributed with its products. Kronos believes that substantially all of the costs to be incurred associated with Kronos' Year 2000 plan have been recognized. Kronos does not separately track the internal costs associated with its Year 2000 plan, which are primarily payroll costs for its information systems employees, support and technical personnel and the Year 2000 steering committee. The costs described herein, and the costs to accomplish the other elements of Kronos' Year 2000 plan, have not been and are not expected to be material to Kronos' financial position, results of operations or cash flows.

PART II.          OTHER INFORMATION

Item 2.  Changes in Securities and of Proceeds.

         See Note D to the condensed consolidated financial statements, dated April 1, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 2000 Annual Meeting of Stockholders of Kronos Incorporated was held on February 3, 2000.

(b) At the Annual Meeting, Messrs. Mark S. Ain and W. Patrick Decker were elected as Class II Directors for three-year terms expiring in 2003. In addition, the Directors whose terms of office continue after the meeting are two Class I Directors: Messrs. D. Bradley McWilliams and Lawrence Portner and two Class III Directors: Messrs. Richard J. Dumler and Samuel Rubinovitz. The tabulation was as follows:
                                          FOR                   WITHHELD
                                          ---                   --------
         Mark S. Ain                   11,074,197                373,758
         W. Patrick Decker             11,074,318                373,637

(c) An amendment to the Company's Restated Articles of Organization, increasing the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000, was approved as follows:

             FOR                         AGAINST                 ABSTAIN
             ---                         -------                ---------
         10,220,719                     1,213,385                 13,021

(d) An amendment to the Company's 1992 Employee Stock Purchase Plan, increasing the number of shares available under the Plan from 618,750 to 918,750, was approved as follows:

             FOR                         AGAINST                 ABSTAIN
             ---                         -------                ---------
         11,046,545                      214,886                 186,524

(e) The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP.

             FOR                         AGAINST                 ABSTAIN
             ---                         -------                ---------
         11,434,132                        2,285                  11,538

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits

            10 Third Amendment dated February 17, 2000, to Software License and Support and Hardware Purchase Agreement dated April 2, 1993, between ADP, Inc. and the Registrant.

            27  Financial Data Schedule

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the fiscal quarter ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KRONOS INCORPORATED

                                                    By /s/ Paul A. Lacy
                                                    -------------------
                                                    Paul A. Lacy
                                                    Vice President of Finance
                                                            and Administration
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)




May 12, 2000

                                  EXHIBIT INDEX

  Exhibit
  Number         Description

    10 Third Amendment dated February 17, 2000, to Software License and Support and Hardware Purchase Agreement dated April 2,1993, between ADP, Inc. and the Registrant.

    27         Financial Data Schedule