Form 10-Q
period 2000-07-01
KRONOS INC
filed 2000-08-14
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                   For the quarterly period ended July 1, 2000

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from               to
                               -------------   ------------
Commission file number         0-20109
                      -------------------------------------
                               Kronos Incorporated

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                    04-2640942
--------------                                                  ----------------
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

     As of July 29, 2000, 12,334,935 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page

 Item 1.Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income for the Three
         Months and Nine Months Ended July 1, 2000 and July 3, 1999      1

        Condensed Consolidated Balance Sheets at July 1, 2000
         and September 30, 1999                                          2

        Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended July 1, 2000 and July 3, 1999                      3

        Notes to Condensed Consolidated Financial Statements           4 - 6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     7 - 12

PART II. OTHER INFORMATION


 Item 5. Other Information                                               13

 Item 6. Exhibits and Reports on Form 8-K                                13

      Signatures                                                         14

      Exhibit Index                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                    UNAUDITED


                                                               Three Months Ended         Nine Months Ended

                                                           -------------------------   ------------------------
                                                              July 1,      July 3,        July 1,       July 3,
                                                               2000          1999          2000          1999
                                                           -----------   -----------   -----------   -----------
Net revenues:
      Product ..........................................   $    38,602   $    43,965   $   106,845   $   117,788
      Service ..........................................        29,531        23,252        87,722        64,230
                                                           -----------   -----------   -----------   -----------
                                                                68,133        67,217       194,567       182,018
Cost of sales:
      Product ..........................................         8,729         9,883        24,586        27,196
      Service ..........................................        17,813        13,664        51,068        38,521
                                                           -----------   -----------   -----------   -----------
                                                                26,542        23,547        75,654        65,717
                                                           -----------   -----------   -----------   -----------
           Gross profit ................................        41,591        43,670       118,913       116,301
Expenses:
      Sales and marketing ..............................        24,147        23,094        68,492        63,458
      Engineering, research and development ............         7,245         6,988        21,834        19,616
      General and administrative .......................         4,409         4,030        12,853        11,246
      Other expense, net ...............................           533           106           628           571
                                                           -----------   -----------   -----------   -----------
                                                                36,334        34,218       103,807        94,891
                                                           -----------   -----------   -----------   -----------
           Income before income taxes ..................         5,257         9,452        15,106        21,410
Provision for income taxes .............................         1,945         3,318         5,589         7,515
                                                           -----------   -----------   -----------   -----------
           Net income ..................................   $     3,312   $     6,134   $     9,517   $    13,895
                                                           ===========   ===========   ===========   ===========


Net income per common share:

           Basic .......................................   $      0.27   $      0.49   $      0.76   $      1.11
                                                           ===========   ===========   ===========   ===========
           Diluted .....................................   $      0.26   $      0.47   $      0.73   $      1.06
                                                           ===========   ===========   ===========   ===========

Average common and common equivalent shares outstanding:

           Basic .......................................    12,404,310    12,528,865    12,460,641    12,537,394
                                                           ===========   ===========   ===========   ===========
           Diluted .....................................    12,734,592    13,115,132    13,016,507    13,051,479
                                                           ===========   ===========   ===========   ===========

         See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                               July 1,    September 30,
                                                                                 2000          1999
                                                                               ---------    ---------
                                          ASSETS

Current assets:
   Cash and equivalents ....................................................   $  10,654    $  20,148
   Marketable securities ...................................................      13,683       20,893
   Accounts receivable, less allowances of $7,472 at
       July 1, 2000 and $6,791 at September 30, 1999 .......................      64,810       66,817
   Deferred income taxes ...................................................       6,139        5,414
   Other current assets ....................................................      13,817       11,872
                                                                               ---------    ---------
          Total current assets .............................................     109,103      125,144

Property, plant and equipment, net .........................................      39,486       23,981
Marketable securities ......................................................      16,000       21,400
Excess of cost over net assets of businesses acquired, net .................      29,167       29,946
Deferred software development costs, net ...................................      14,108       12,218
Other assets ...............................................................      15,696       15,554
                                                                               ---------    ---------
           Total assets ....................................................   $ 223,560    $ 228,243
                                                                               =========    =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   7,329    $   8,503
   Accrued compensation ....................................................      16,532       21,106
   Accrued expenses and other current liabilities ..........................      37,286       32,753
   Deferred maintenance revenues ...........................................      46,206       41,636
                                                                               ---------    ---------
           Total current liabilities .......................................     107,353      103,998
Deferred maintenance revenues ..............................................      17,079       18,818
Other liabilities ..........................................................       1,370        1,169
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .....................................        --           --
   Common Stock, par value $.01 per share:  authorized 50,000,000 shares,
     12,634,728 shares issued at July 1, 2000 and September 30, 1999 .......         126          126
   Additional paid-in capital ..............................................      19,553       31,087
   Retained earnings .......................................................      91,660       82,143
   Accumulated other comprehensive loss ....................................      (1,088)        (337)
   Cost of Treasury Stock  (302,426 shares and 192,165
      shares at July 1, 2000 and September 30, 1999, respectively) .........     (12,493)      (8,761)
                                                                               ---------    ---------
           Total shareholders' equity ......................................      97,758      104,258
                                                                               ---------    ---------
           Total liabilities and shareholders' equity ......................   $ 223,560    $ 228,243
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                             Nine Months Ended

                                                                                            ------------------
                                                                                             July 1,   July 3,
                                                                                              2000      1999
                                                                                            --------  --------
Operating activities:
      Net income .........................................................................  $  9,517  $ 13,895
      Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
               Depreciation ..............................................................     5,826     5,938
               Amortization of excess of cost over net assets of businesses acquired .....     4,842     2,952
               Amortization of deferred software development costs .......................     5,356     4,340
               Provision for deferred income taxes .......................................    (3,808)
               Changes in certain operating assets and liabilities:
                   Accounts receivable, net ..............................................     2,685    (4,830)
                   Deferred maintenance revenue ..........................................     2,115    14,374
                   Accounts payable, accrued compensation
                        and other liabilities ............................................      (898)    7,049
                   Other .................................................................     1,025    (7,721)
                                                                                            --------  --------

                        Net cash and equivalents provided by operating activities ........    26,660    35,997

Investing activities:
      Purchase of property, plant and equipment ..........................................   (16,959)   (9,900)
      Capitalization of software development costs .......................................    (7,246)   (6,389)
      Decrease (increase) in marketable securities .......................................    12,610   (19,887)
      Acquisitions of businesses .........................................................    (9,009)   (9,771)
                                                                                            --------  --------

                        Net cash and equivalents used in investing activities ............   (20,604)  (45,947)

Financing activities:
      Net proceeds from exercise of stock option and employee stock
          purchase plans .................................................................     5,931     3,835
      Purchase of treasury stock .........................................................   (21,365)   (4,457)
      Proceeds from sale of put options ..................................................       169
                                                                                            --------  --------

                        Net cash and equivalents used in financing activities ............   (15,265)     (622)

Effect of exchange rate changes on cash and equivalents ..................................      (285)      (66)
                                                                                            --------  --------

Decrease in cash and equivalents .........................................................    (9,494)  (10,638)
Cash and equivalents at the beginning of the period ......................................    20,148    29,888
                                                                                            --------  --------

Cash and equivalents at the end of the period ............................................  $ 10,654  $ 19,250
                                                                                            ========  ========


    See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1999. The results of operations for the three and nine months ended July 1, 2000 are not necessarily indicative of the results for a full fiscal year.

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

NOTE C - Revenue Recognition

The Company recognizes revenues from sales and sales-type leases of its systems, application software, parts and components when a noncancelable agreement has been signed, the product shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. From time to time customers request delayed shipment, usually because of scheduling for systems integration and /or lack of storage space at the customers' facilities during the implementation. In such bill and hold transactions, the Company recognizes revenue when the criteria of Staff Accounting Bulletin No. 101 are satisfied. Revenues from maintenance agreements are recognized ratably over the contractual period and all other service revenues are recognized as the services are performed.

NOTE D - Marketable Securities

A portion of the Company's portfolio of state revenue bonds and government agency bonds was placed under the direction of an investment advisor during fiscal year 2000 in order to better meet the Company's investment objectives. As a result, the Company has reclassified $25,428,000 of these marketable securities from held-to-maturity to available-for-sale at July 1, 2000. The related unrealized loss as of July 1, 2000 was $206,000 and is included in Other Comprehensive Loss.

NOTE E - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):


                                                  July 1,   September 30,
                                                   2000         1999
                                                 -------      -------
Deferred professional service revenue .......    $17,153      $17,262
Accrued acquisition payments ................      1,201        6,461
Federal and state taxes payable .............      7,461        2,522
Accrued construction costs ..................      4,285         --
Accrued other ...............................      7,186        6,508
                                                 -------      -------
                                                 $37,286      $32,753
                                                 =======      =======

NOTE F - Comprehensive Income

For the three and nine months ended July 1, 2000 and July 3, 1999 comprehensive income consisted of the following (in thousands):


                                              Three Months Ended        Nine Months Ended

                                              --------------------    ---------------------
                                               July 1,    July 3,       July 1,    July 3,
                                                2000       1999          2000       1999
                                              ---------  ---------    ---------   ---------
Comprehensive income:
    Net income .............................. $ 3,312    $ 6,134       $ 9,517      $13,895
    Cumulative translation adjustment .......    (236)       217          (545)         815
    Cumulative unrealized losses
       on available-for-sale securities .....    (206)        --          (206)          --
                                              ---------  ---------    ---------    ---------
Total comprehensive income .................. $ 2,870     $ 6,351      $ 8,766      $14,710
                                              =========  =========    =========    =========





NOTE G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                          Three Months Ended             Nine Months Ended

                                     ---------------------------     ---------------------------
                                        July 1,         July 3,        July 1,         July 3,
                                         2000            1999            2000           1999
                                     -----------     -----------     -----------     -----------

Net income (in thousands) ......     $     3,312     $     6,134     $     9,517     $    13,895
                                     ===========     ===========     ===========     ===========


Weighted-average shares ........      12,404,310      12,528,865      12,460,641      12,537,394

Effect of dilutive securities:
   Put options .................            --              --            10,266            --
   Employee stock options ......         330,282         586,267         545,600         514,085
                                     -----------     -----------     -----------     -----------

Adjusted weighted-average shares
   and assumed conversions .....      12,734,592      13,115,132      13,016,507      13,051,479
                                     ===========     ===========     ===========     ===========

Basic earnings per share .......     $      0.27     $      0.49     $      0.76     $      1.11
                                     ===========     ===========     ===========     ===========

Diluted earnings per share .....     $      0.26     $      0.47     $      0.73     $      1.06
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

Results of Operations

       Revenues. Revenues for the three and nine months ended July 1, 2000 amounted to $68.1 million and $194.6 million, respectively, as compared to $67.2 million and $182.0 million in the respective comparable periods in the prior year. Revenue grew 1% and 7% in the three and nine month periods ended July 1, 2000, respectively, as compared to 28% and 27% in the respective comparable periods in the prior year. The revenue growth rate experienced in fiscal 1999 exceeded Kronos' historical growth rate of approximately 20%. The unusually strong growth rates experienced during fiscal 1999 were in part due to demand for new products and product upgrades resulting from customers' Year 2000 compliance efforts. Management believes that as a result of customers' Year 2000 compliance efforts, Kronos benefited from an accelerated sales cycle during that period. Management believes that demand continues to exist for Kronos' products and services and that Kronos is experiencing a more elongated sales cycle during fiscal 2000. The elongation of the sales cycle is, management believes, the result of the combination of customers delaying investment in new applications after the significant investments made in preparation for the Year 2000 and increased complexity in the sales process for Kronos products and services. The increased complexity in the sales process can be attributed to factors including more complex product technology and an increase in average transaction size.

       Product revenues for the quarter amounted to $38.6 million as compared to $44.0 million in the same period of fiscal 1999. Product revenues for the first nine months of fiscal 2000 were $106.8 million as compared to $117.8 million in the first nine months of the prior year. Product revenue declined 12% and 9% in the three and nine month periods ended July 1, 2000, respectively, and increased 25% and 24% in the respective comparable periods in the prior year. As previously indicated, management believes that as a result of customers' Year 2000 compliance efforts during fiscal 1999, Kronos' product revenue growth benefited from the combination of unusually strong product demand and accelerated sales cycles. Management believes product revenues have been negatively affected in fiscal 2000 for the reasons described above and anticipates that product revenues will continue to be similarly affected over the remainder of the fiscal year.

       Service revenues for the third quarter of fiscal 2000 amounted to $29.5 million as compared to $23.3 million in the third quarter of fiscal 1999. Service revenues for the first nine months of fiscal 2000 were $87.7 million as compared to $64.2 million in the first nine months of the prior year. Service revenue growth was 27% and 37% in the three and nine month periods ended July 1, 2000, respectively, as compared to 32% in each of the comparable periods in the prior year. The growth in service revenues in all periods principally reflected an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, and to a lesser extent, an increase in the level of maintenance contracts and professional services accompanying new and upgrade sales. Also contributing to the growth in the three and nine month periods ended July 1, 2000 were maintenance and professional service revenues resulting from acquisitions of various dealer territories over the past four quarters. Management anticipates that the service revenue growth rate over the remainder of the fiscal year will be less than that experienced in the third quarter due to (i) the level of product revenues achieved in the first nine months of fiscal 2000 and (ii) the normalization of service revenues which had been affected by dealer acquisitions in the prior year.

       Gross Profit. Gross profit as a percentage of revenues was 61% in the three and nine month periods ended July 1, 2000, decreasing from 65% and 64% in the respective comparable periods in the prior year. The decrease in margin was directly attributable to lower product revenues. Service revenue, which generates lower gross margin, has grown faster than product revenue and represents a greater proportion of total revenue in the three and nine month periods ended July 1, 2000 than in the comparable periods of the prior year. Management anticipates that gross profit will continue to be negatively affected over the remainder of the fiscal year due to the anticipated mix of product and service revenues.

       Product gross profit as a percentage of product revenues was 77% in the three and nine month periods ended July 1, 2000 as compared to 78% and 77% in the respective comparable periods in the prior year. Software, which typically generates higher gross profit, was a greater proportion of product revenues in the three and nine month periods ended July 1, 2000 as compared to the prior year. However, higher software development amortization and production costs due to lower sales volume and, to a lesser extent, discounting of manufactured product on certain significant transactions, offset the effect of this favorable mix. Management anticipates that product gross margin for the remainder of the fiscal year will be comparable to that experienced in the first nine months of the fiscal year. Service gross profit as a percentage of service revenues was 40% and 42% in the three and nine month periods ended July 1, 2000, respectively, compared to 41% and 40% in the comparable periods of the prior year. The decrease in service gross profit in the third quarter as compared to the first six months of the fiscal year was principally due to the timing of increased investments in its service organization, including program spending and additional headcount related to a dealer acquisition that occurred at the end of the prior quarter. The increase in service gross profit in the nine month period ended July 1, 2000 was primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has principally been accomplished by improving the efficiency in the delivery of support services by centralizing the software support function, leveraging web-based self-service offerings and, as customers have upgraded to current versions of Kronos' product, reducing the number of versions requiring support. In addition, Kronos has also focused on more accurately and fully billing for professional services, which also improve service gross profit. Management anticipates that service gross margin for the remainder of the fiscal year will be comparable to that experienced in the first nine months of the fiscal year.

       Expenses. Expenses as a percentage of revenues were 53% for the three and nine month periods ended July 1, 2000, as compared to 51% and 52% in the respective comparable periods in the prior year. The increase in expenses in the three and nine month periods ended July 1, 2000 as compared to the prior year was attributable to increases in program and infrastructure costs incurred to support anticipated increases in business volume, product development efforts and amortization of intangible assets related to acquisitions. Management anticipates expenses as a percentage of revenues over the remainder of the fiscal year will be less than that experienced in the third quarter.

       Sales and marketing expenses as a percentage of revenues were 35% in the three and nine month periods ended July 1, 2000, as compared to 34% and 35% for the respective comparable periods in the prior year. Management anticipates sales and marketing expenses as a percentage of revenues over the remainder of the fiscal year will be less than that experienced in the third quarter. Engineering, research and development expenses as a percentage of revenues were 11% in the three and nine month periods ended July 1, 2000 as compared to 10% and 11% in the respective comparable periods in the prior year. Engineering expenses of $7.2 million and $7.0 million in the third quarter of fiscal 2000 and 1999, respectively, are net of capitalized software development costs of $2.4 million and $2.2 million, respectively. Engineering expenses of $21.8 million and $19.6 million in the first nine months of fiscal 2000 and 1999, respectively, are net of capitalized software development costs of $7.2 million and $6.4 million, respectively. The growth in engineering, research and development expenses this year resulted principally from the continuing development and integration of new products and acquired technologies. Management anticipates that over the remainder of fiscal year engineering, research and development expenses as a percentage of revenues will be comparable to that experienced in the first nine months of the fiscal year.

       General and administrative expenses as a percentage of revenues were 6% and 7% in the three and nine month periods ended July 1, 2000, respectively, as compared to 6% in each of the comparable periods in the prior year. Other expense, net amounted to less than 1% of revenues for all periods presented. Other expense, net is composed primarily of interest income earned on Kronos' investments offset by amortization of intangible assets related to acquisitions made by Kronos.



       Income Taxes. The provision for income taxes as a percentage of pretax income was 37% in the three and nine month periods ended July 1, 2000 as compared to 35% for each of the comparable periods in the prior year. The lower effective income tax rate experienced in fiscal 1999 was primarily attributable to tax benefits resulting from Kronos' sale of its South African subsidiary as well as substantial utilization of foreign net operating loss carryforwards.

Liquidity and Capital Resources

         Working capital as of July 1, 2000, amounted to $1.7 million as compared to $21.1 million at September 30, 1999. The decrease in working capital was principally attributable to Kronos' investment in property, plant and equipment (including the construction of its corporate headquarters facility), the repurchase of common shares under Kronos' Stock Repurchase Program and, to a lesser extent, payments related to acquisitions of businesses. Cash and equivalents and marketable securities amounted to $40.3 million as of July 1, 2000 and $62.4 million as of September 30, 1999.

         Cash generated from operations amounted to $26.7 million in the first nine months of fiscal 2000 as compared to $36.0 million in the first nine months of fiscal 1999. The decrease is principally attributable to a declining rate of increase in the sale of standard and extended maintenance contracts and lower earnings partially offset by increased collection of accounts receivable from trade customers. Cash used for property, plant and equipment increased to $17.0 million in the first nine months of fiscal 2000 from $9.9 million in the comparable period of the prior year. The increase in the investment in property, plant and equipment was due to costs related to the construction of Kronos' corporate headquarters facility as well as investments in information systems and infrastructure to improve and support expanding operations. Over the next three months Kronos anticipates it will use approximately $4.0 million in cash for the completion of its headquarters facility.

         Under Kronos' stock repurchase program, Kronos repurchased 494,000 common shares in the first nine months of fiscal 2000 at a cost of $21.4 million. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was more than sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes it has available adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions and any additional stock repurchases over the remainder of the fiscal year.

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

         Kronos' actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the ability to attract and retain sufficient technical personnel, competitive pricing pressure, the dependence on Kronos' time and attendance product line, and the dependence on alternate distribution channels and on key vendors, as further described below and in Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which are specifically incorporated by reference herein.

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

PART II.          OTHER INFORMATION


Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  (a)   Exhibits

                             27     Financial Data Schedule

                  (b)   Reports on Form 8-K

                             There were no reports on Form 8-K filed during the fiscal quarter ended July 1, 2000.

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

                                                  KRONOS INCORPORATED


                                             By         /s/ Paul A. Lacy
                                               Paul A. Lacy
                                               Vice President of Finance
                                               and Administration

                                              (Duly Authorized Officer and
                                                Principal Financial Officer)




August 14, 2000

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX

     Exhibit
     Number         Description

       27         Financial Data Schedule