Form 10-K405
period 2000-09-30
KRONOS INC
filed 2000-12-20
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended    September 30, 2000
                                       or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from            to


Commission file number        0-20109

                               Kronos Incorporated
            (Exact name of registrant as specified in its charter)

Massachusetts                                                  04-2640942
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                     297 Billerica Road, Chelmsford MA 01824
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          (978) 250-9800

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

                            Non-Affiliate Voting                  Aggregate
     Date                    Shares Outstanding                  Market Value
November 30, 2000                11,713,791                      $404,125,790

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Date                      Class                    Outstanding Shares
                            Common Stock, $0.01 par
November 30, 2000              value per share                   12,396,119

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's definitive proxy statement dated December 20, 2000 for the Annual Meeting of Stockholders to be held on February 8, 2001 (Part III - Items 10,11,12 and 13).

                                     PART I

Item 1.  Business

         Kronos Incorporated (the "Company" or "Kronos") was organized in 1977 as a Massachusetts corporation. The Company develops, manufactures and markets frontline labor management systems that improve workforce productivity and the utilization of labor resources by capturing, measuring and delivering time and activities information about employees, including hourly workers, hourly professionals and salaried professionals. By eliminating the need for manual data collection and data entry, the systems reduce the time needed to collect employee work related information, improve payroll accuracy, and provides time-sensitive labor information to frontline managers. The Company's frontline labor management systems are designed for a wide range of businesses from single-site to large multi-site enterprises. During fiscal 2000, the Company introduced its application service provider (ASP) delivery model. Using the ASP service, businesses can obtain Kronos' frontline labor management solutions on a monthly subscription basis. Kronos' applications perform time and attendance, employee scheduling, shop floor labor allocation, activity-tracking and labor analytics. Kronos' systems capture information from all employees in the workplace utilizing a variety of user interaction technologies. These technologies include the Internet, desktop applications and intelligent data collection terminals that the Company manufactures, as well as interactive voice response and biometrics. Kronos' application suite can either operate independently in a desktop environment or interface with related applications and technologies at many points throughout the enterprise to enable management to optimize the utilization of labor resources. In addition, the Company maintains an extensive professional service and technical support organization that is responsible for maintaining systems and providing professional and educational services. These services can be provided on site or over the
Internet. The Company also collaborates with industry leading vendors that market products and services that are synergistic to Kronos solutions. These collaborations include major enterprise resource planning system (ERPs) providers, manufacturing execution system (MES) providers, and human resources, finance, scheduling and payroll application providers, as well as consulting and systems integration firms. To date, the majority of the Company's revenues and profits have been derived from its time and attendance applications and related products and services.

     Products

         The software incorporated in Kronos' frontline labor management systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve. The Company offers various products that operate in enterprise or desktop environments and can be accessed through a variety of user interaction technologies. During fiscal 2000, the Company introduced new and enhanced products that have extended Kronos' solutions to meet the specific needs of the professional workforce. The Company's current products include:



     Workforce CentralTM Suite:
     A suite of web-enabled products, for both single-site and enterprise-wide deployment, designed for organizations that need to provide all levels of management with access to real-time information on the labor components of their business. Solutions integrated with the suite include:

o Workforce TimekeeperTM - streamlines the management, collection and distribution of employee hours, and simplifies the control of the labor expense throughout an enterprise. Workforce Timekeeper uses a robust pay rules engine to apply complex work and pay rules accurately and consistently throughout an organization thus eliminating the need for manual timecards and timesheets.

o Workforce AccrualsTM - Using a configurable accruals engine, the product helps organizations control leave liability, comply with corporate policies or contracts, and manage benefit time by automatically calculating the balances of each employee's available benefit time, as well as providing self service for both employees and managers to interactively monitor, request, modify and approve employee leave.

o Workforce ActivitiesTM - Provides a sophisticated activity rules engine for monitoring and reporting on employee productivity and efficiency, as well as calculating additional pay associated with the quality and results of the work performed by the employee. This product also captures data as a front end to other systems such as billing or project tracking.

o Workforce Smart SchedulerTM - The scheduling engine offers organization with complex staffing and scheduling needs to forecast staffing needs to business volumes, optimize staffing by applying work standards, and provides all levels of management with reporting tools to act on real-time labor information to improve their staffing allocation and optimize costs.

o Workforce DecisionsTM - The labor analytics tool that synthesizes information from disparate information systems such as billing, payroll, and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, enables senior and department level management to monitor labor productivity at the department and employee level.


     Timekeeper Central(R)System:
     Targeted at small to mid-size businesses or large enterprises that deploy systems site-by-site, the system streamlines the management, collection and distribution of employee hours for payroll, human resources, and other Kronos applications for frontline labor management. Its rules engine has been developed to accommodate a wide variety of pay policies and work rules correctly and uniformly across the organization. It accepts a wide range of user interaction technologies including data collection devices, native windows applications and the Internet.

         The Company's Timekeeper Central and Workforce Timekeeper systems run on Windows 95, 98, 2000, NT and Citrix Metaframe. The Workforce Central suite supports a variety of industry-standard databases including Oracle, Informix and Microsoft SQL Server.

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

o Timekeeper/AS Interface -- provides a method to feed employee labor information to back office production systems like payroll, human resources, MRP and scheduling.

     In addition, the Company offers the following solutions to address customers' specific needs:

     ShopTrac Pro(R) -- captures real-time information on time, labor, and material usage at every stage of the production process thereby providing managers the tools to improve customer responsiveness, reduce operating costs, increase labor productivity, and ensure quality control. Modules that are integrated with the solution include Time and Attendance, Labor Allocation, Work-in-Process, Quality and Productivity Analysis. Optional modules include Team Tracking and Electronic Scorecard.

     Visionware(R) -- labor cost management tool specifically designed for the healthcare industry that synthesizes information from disparate information systems such as billing, payroll and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, enables senior and department level management to monitor labor productivity at the department and employee level, as well as provides recommendations for both short and longer term staffing decisions by department and employee type.

     Timekeeper DecisionsTM -- labor analytics tool that synthesizes information from disparate information systems such as billing, payroll, and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, enables senior and department level management to monitor labor productivity at the department and employee level.

     Imagekeeper(R) -- easy to use, fully featured video imaging system that captures employee images and signatures and stores them with other personnel data. Imagekeeper provides instant on-line identification and verification of employees and produces economical badges that can be utilized by multiple applications using barcodes, magnetic stripes and other technologies. Personnel data can easily be shared with other in-house applications that require the same information.

         Kronos provides a wide range of user interaction technologies to accommodate various work environments and markets, and to satisfy the price/performance requirements of its customers. These user interaction technologies include:

o Workforce WebTM and Timekeeper/AS Professional Time: Using a standard web browser (e.g., Netscape or Internet Explorer), employers can automate time and labor management for their professional workforce, offering employee self service for routine labor reporting such as entering time worked in a variety of formats, capturing hours worked on various projects or tasks, allocating their time amongst various departments, request time off, and review leave balances and total hours worked.

o Workforce ExpressTM: Using Microsoft Outlook or Windows, employers can automate time and labor management for their professional workforce, offering employee self service for routine labor reporting such as entering time worked in a variety of formats, capturing hours worked on various projects or tasks, allocating their time amongst various departments, request time off, and review leave balances and total hours worked.

o Timekeeper ExpressTM: Using Microsoft Outlook, the Web or Windows, employers can automate time and labor management for their professional workforce, offering employee self service for routine labor reporting such as entering time worked in a variety of formats, capturing hours worked on various projects or tasks, allocating their time amongst various departments, request time off, and review leave balances and total hours worked.

o Workforce ManagerTM for Web or Windows: Using a standard web browser or Windows, allows supervisors to schedule their employees, manage time and leave on an exception basis and measure and improve productivity.

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

o Kronos Handpunch: By measuring the unique hand geometry of an employee, provides for positive verification of employees for punching in or out of work, eliminating buddy punching, as well as offers positive identification of employees working in high security or limited access work environments.

     The Company  believes  that the  extensive  set of  functions  and features within its time and attendance products, the suite of applications available through its frontline labor management systems and its various user interaction technologies provide it with an important advantage over its competition. The Company believes additional competitive advantages are provided by: 1) its ability to offer frontline labor management systems that accommodate the professional workforce as well as specific vertical markets; 2) its ability to offer frontline labor management systems in an ASP environment; and 3) the Company's collaborations with various industry-leading vendors.

Services and Support

         Kronos maintains an extensive professional service and technical support organization that provides a suite of maintenance, professional and educational services. These services are designed to support the Company's customers throughout the product life cycle. Maintenance service options are delivered through the Company's centralized Global Support operation or through local service personnel. The Company also provides a wide range of customer self-service options through the Internet. The Company's professional services include implementation support, technical and business consulting as well as system integration and optimization. The Company's educational services offer a full range of curriculums that are delivered through local training centers or via computer based training courses. When necessary, the Company may also provide software customization services to meet any unique customer requirements.




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



Direct Sales Organization

         The Company has 38 direct sales and support offices located in the United States. In addition, the Company has three sales and support offices located in Canada, two in the United Kingdom, one in Mexico, four in Australia, one in Brazil, and one in New Zealand. Each direct sales office covers a defined territory, and has sales and support functions. To capitalize on the specialization of the Company's Visionware and ShopTrac Pro products, effective fiscal 2001, the Company has added dedicated Visionware and Discrete
Manufacturing sales teams to its direct sales organization. The Discrete Manufacturing sales team will target sales efforts on companies within the discrete manufacturing standard industry classification (SIC) and specific employee size.

         For the fiscal years ended September 30, 2000, 1999, and 1998, the Company's direct sales and support offices in the U.S. generated net revenues of $210.0 million, $184.3 million, $147.3 million, respectively. For the fiscal years ended September 30, 2000, 1999, and 1998, the Company's international subsidiaries generated net revenues of $21.2 million, $20.4 million, and $14.9 million, respectively. Total assets at the Company's international subsidiaries for these periods were $15.8 million, $15.3 million, $12.1 million, respectively.

Dealers

         Kronos also markets and sells its products through independent dealers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support and installation services for Kronos' products. There are presently approximately 21 dealers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. dealers for the years ended September 30, 2000, 1999, and 1998 were $20.1 million, $30.6 million, and $26.9 million, respectively. The decrease in revenues in fiscal 2000 is principally due to the acquisitions of various dealers during fiscal 2000 and 1999. Kronos also has dealers in Argentina, Australia, Bahamas, Bahrain, Barbados, Brazil, Chile, Columbia, Ghana, Guam, Guatemala, Guyana, Jamaica, Lebanon, Mexico, Netherlands Antilles, Netherlands, Norway, Panama, Puerto Rico, South Africa, Singapore, Trinidad, United Kingdom, and Venezuela. Sales to independent international dealers were not material in any of the fiscal years. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.

Original Equipment Manufacturers (OEM)

         The Company has a joint marketing agreement with ADP under which ADP markets a proprietary version of the Company's PC-based time and attendance software, together with data collection terminals manufactured by the Company. In September 2000, Kronos and ADP signed a three-year contract extension that will enable ADP to continue to offer Kronos' PC-based time and attendance software and data collection terminals, and added Kronos' Workforce Central(TM) suite to ADP's existing time and labor management solutions.

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

Product Development

         The Company's product development efforts are focused on enhancing the capabilities and increasing the performance of its existing products as well as developing new products and standard interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers, including reaching the professional workforce through the Internet. During fiscal 2000, 1999, and 1998, Kronos' engineering, research and development expenses were $29.9 million, $26.8 million, and $19.7 million, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

Competition

         The frontline labor management industry is highly competitive. The number of competitors is also increasing as applications and systems providers in related industries, such as human resources management, payroll processing and ERP enter the market. Technological changes such as those allowing for increased use of the Internet may also create the potential for new entrants. Although the Company believes it has core competencies that are not easily obtainable by competitors, maintaining the Company's competitive advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

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

         The Company generally provides software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Kronos if the end-user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous or active users, computer model and serial number, features and/or terminals for which the end-user has paid the required license fee. The Company authorizes its dealers to sublicense software products to end-users under similar terms. In certain circumstances, the Company also makes master software licenses available to end-users that permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Some customers license software products under individually negotiated terms.

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

         Kronos purchases the majority of its payroll interfaces from a single supplier for resale in certain of its frontline labor management systems. Kronos, however, also purchases such payroll interfaces from two other suppliers in addition to now having its own payroll interface product. Although Kronos has alternative suppliers as well as its own product to provide to its customers, any interruption in delivery from its major supplier could temporarily and adversely affect Kronos' results of operations.

Manufacturing and Sources of Supply

         The  duplication  of  the  Company's   software  and  the  printing  of
documentation are outsourced to suppliers. The Company currently has two suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. The Company's data collection terminals are assembled from the printed circuit board level in its facility in Chelmsford, Massachusetts. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. Kronos intends to complete development and release an alternative hardware product during fiscal 2001 that is anticipated to have less reliance on single suppliers. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results.

Employees

         As of November 30, 2000, the Company had 1,899 employees. None of the Company's employees are represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner. Item
2. Properties

         During fiscal 1999 the Company acquired a parcel of land located in Chelmsford, Massachusetts for the construction of an approximately 129,000 square foot corporate headquarters facility. The Company completed construction of the facility during the second quarter of fiscal 2000 at which time the Company relocated its headquarters from Waltham to Chelmsford, Massachusetts. The Company also leases a total of approximately 195,000 square feet in two facilities located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these facilities. The Company additionally leases 50 sales and support offices located throughout North America, Europe, Australia and South America. The Company's aggregate rental expense for all of its facilities in fiscal 2000 was approximately $8.2 million. The Company considers its facilities to be adequate for its current requirements and that additional space will be available as needed in the future.



Item 3.  Legal Proceedings

         From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      Executive Officers of the Registrant

Name                      Age                      Position

Mark S. Ain                57       Chief Executive Officer and Chairman

W. Patrick Decker          53       President and Chief Operating Officer

Aron J. Ain                43       Vice President, Worldwide Sales and Service

Paul A. Lacy               53       Vice President, Finance and Administration,
                                    Treasurer and Clerk

Laura L. Woodburn          53       Vice President, Engineering

Lloyd B. Bussell           55       Vice President, Manufacturing

James Kizielewicz          41       Vice President, Marketing

     Mark S. Ain, a founder of the Company, has served as Chief Executive Officer and Chairman since its organization in 1977. He also served as President from 1977 through September, 1996. Mr. Ain is the brother of Aron J. Ain, Vice President, Worldwide Sales and Service of the Company.

     W. Patrick Decker served as Vice President, Marketing and Field Operations from 1982 through September, 1996, when he was appointed President and Chief Operating Officer. Mr. Decker was elected to the Board of Directors in January, 1997.

     Aron J. Ain served as Vice President, Sales and Service from 1988 through September, 1996, when he was appointed Vice President, Marketing and Worldwide Field Operations. In November, 1998, his title changed to Vice President, Worldwide Sales and Service. Mr. Ain is the brother of Mark S. Ain, Chief Executive Officer and Chairman.

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


                                     PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

         The Company's common stock is traded on the Nasdaq National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 2000 and 1999. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                        2000
                       ----------------------------------------------------
Fiscal                           High                       Low
---------------------- ------------------------- --------------------------
First quarter                   $64.000                   $35.750
Second quarter                   80.000                    23.250
Third quarter                    35.000                    21.000
Fourth quarter                   41.000                    25.250

                                         1999
                        ----------------------------------------------------
Fiscal                            High                       Low
----------------------- ------------------------- --------------------------
First quarter                    $30.000                   $16.667
Second quarter                    32.500                    22.250
Third quarter                     47.750                    25.000
Fourth quarter                    54.500                    34.500


HOLDERS

         On November 30, 2000 there were approximately 4,500 shareholders of record of the Company's common stock.

DIVIDENDS

         The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

         Item 6. Selected Financial Data

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.


Financial Highlights                                    In thousands, except share data

                                                             Year Ended September 30,
                                       ----------------------------------------------------------------
                                         2000          1999         1998           1997          1996
                                       --------      --------     ---------      --------      --------
Operating Data:
     Net revenues ...............      $269,607      $254,298      $202,469      $170,538      $142,957
     Net income .................      $ 15,701      $ 22,378      $ 14,720      $ 11,272      $ 11,425

     Net income per common share:
         Basic ..................      $   1.26      $   1.78      $   1.19      $   0.92      $   0.95
         Diluted ................      $   1.21      $   1.71      $   1.15      $   0.89      $   0.91

Balance Sheet Data:
     Total assets ...............      $239,491      $228,243      $163,861      $129,132      $105,117


Selected Quarterly Financial Data               In thousands, except share data

                                                   Three Months Ended (1)
                                   -------------------------------------------------------
                                    Sept. 30,       July 1,       April 1,       Jan. 1,
                                      2000           2000           2000           2000
                                   ----------     ----------     ----------     ----------
Net revenues .................     $   75,040     $   68,133     $   61,826     $   64,608

Gross profit .................     $   47,045     $   41,591     $   37,260     $   40,062

Net income ...................     $    6,184     $    3,312     $    1,955     $    4,250

Net income per share:

                       Basic .     $     0.50     $     0.27     $     0.16     $     0.34

                       Diluted     $     0.49     $     0.26     $     0.15     $     0.32



                                                   Three Months Ended (1)
                                   -------------------------------------------------------
                                    Sept. 30,       July 3,       April 3,        Jan. 2,
                                       1999          1999           1999           1999
                                   ----------     ----------     ----------     ----------
Net revenues .................     $   72,280     $   67,217     $   61,686     $   53,115

Gross profit .................     $   47,198     $   43,670     $   39,468     $   33,163

Net income ...................     $    8,482     $    6,134     $    4,551     $    3,211


Net income per share:

                       Basic .     $     0.67     $     0.49     $     0.36     $     0.26

                       Diluted     $     0.64     $     0.47     $     0.35     $     0.25



(1) The Company follows a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on a Saturday. The last month of the fiscal year always ends on September 30.

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

Results of Operations

Revenues. Revenues amounted to $269.6 million, $254.3 million and $202.5 million in fiscal 2000, 1999 and 1998, respectively. Annual revenue growth amounted to 6% in fiscal 2000, 26% in fiscal 1999 and 19% in fiscal 1998. As further described below, management believes that the revenue growth rates experienced in fiscal 2000 and fiscal 1999 varied from Kronos' historical growth rate of approximately 19% due principally to the transitory impact on customers' demand for Kronos' products and services as a result of Year 2000 compliance efforts. Management believes that demand for Kronos' products and services continues to exist and that the annual revenue growth rate in fiscal 2001 will be in the range of 15% to 20%.

         Product revenues amounted to $152.1 million, $164.3 million and $135.2 million in fiscal 2000, 1999 and 1998, respectively. Product revenues declined 7% in fiscal 2000 as compared to growth of 22% and 16% in fiscal 1999 and 1998, respectively. The product revenue growth rate experienced in fiscal 1999 was accelerated due to demand for new products and product upgrades resulting from customers' Year 2000 compliance efforts. Whereas Kronos benefited from an accelerated sales cycle during fiscal 1999 due to these Year 2000 compliance efforts, it experienced a more elongated sales cycle during fiscal 2000. The elongation of the sales cycle during fiscal 2000 was attributable to the combination of customers delaying investment in new applications after the significant investments made in preparation for the Year 2000 and increased complexity in the sales process for Kronos products and services. The increased complexity in the sales process can be attributed to factors including more complex product technology and an increase in average transaction size. The increase in complexity of the product technology is supported by the increase in the software component of product revenues, and more specifically, by the increase in revenues of Kronos' web-enabled enterprise product, Workforce Central, as compared to prior years. The software component of product revenue increased to 51% of total product sales in fiscal 2000 as compared to 46% and 45% in fiscal 1999 and 1998, respectively. Software revenues from Workforce Central grew to 41% of total software revenues in fiscal 2000 as compared to 21% and 27% in fiscal 1999 and 1998, respectively. Management believes that the software component of product revenues will continue to increase in fiscal 2001 and the annual product revenue growth rate will be in the range of 15% to 20%.

         Service revenues amounted to $117.5 million, $90.0 million and $67.3 million in fiscal 2000, 1999 and 1998, respectively. Service revenues grew by 31% in fiscal 2000 as compared to 34% and 24% in fiscal 1999 and 1998, respectively. Service revenues amounted to 44%, 35% and 33% of total revenues in fiscal 2000, 1999 and 1998, respectively. The growth in service revenues in fiscal 2000 reflects an increase in maintenance revenue from expansion of the installed base and an increase in the level of professional services accompanying new sales. The expansion of the installed base results from the cumulative effect of adding new sales to the base and the acquisition of certain dealer operations. The growth in service revenues in fiscal 1999 reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, as well as an increase in the level of professional services accompanying new sales. The increase in the level of services sold to the installed base is principally attributable to the upgrade of existing customers to products on the Windows and client/server platforms. Upgrade sales generally result in an increased level of maintenance and professional service revenues. The increase in service revenues relative to total revenues is partially attributable to the unusually low volume of product revenues experienced in fiscal 2000, but also reflects the overall growth of Kronos' installed base and the increase in the level of maintenance contracts and professional services accompanying new sales. As the installed base continues to grow, management anticipates that the annual service revenue growth rate will be more consistent with the product revenue growth rate.

         International revenues, which include revenues from Kronos' international subsidiaries and sales to independent international dealers, amounted to $24.1 million, $22.3 million and $16.0 million in fiscal 2000, 1999 and 1998, respectively. International revenues grew by 8% in fiscal 2000 as compared to 39% and 4% in fiscal 1999 and 1998, respectively. International revenues amounted to 9% of total revenues in fiscal 2000 and 1999, and 8% of total revenues in fiscal 1998. The fluctuation in international revenue growth rates is principally the result of the same factors discussed above. In addition, the higher growth rate experienced in fiscal 1999 is partially the result of lower than anticipated revenue from international operations in fiscal 1998 due to Kronos' initiatives to strengthen subsidiary management and to position the subsidiaries sales organizations to better penetrate their respective markets.

Gross Profit. Gross profit as a percentage of revenues was 62% in fiscal 2000 as compared to 64% and 62% in fiscal 1999 and 1998, respectively. The decrease in gross profit as a percentage of revenues is directly attributable to the decrease in product revenues in fiscal 2000. Service revenue, which generates lower gross margin, has grown faster than product revenue and represents a greater proportion of total revenue in fiscal 2000 as compared to fiscal 1999. Product gross profit as a percentage of product revenues was 77% in both fiscal 2000 and 1999 and 76% in fiscal 1998. Although software, which typically generates higher gross profit, was a greater proportion of product revenues during fiscal 2000 as compared to prior years, higher software development amortization costs and increased absorption of production costs due to lower sales volume offset the effect of this favorable mix. The improvement in product gross profit in fiscal 1999 as compared to fiscal 1998 was primarily attributable to cost reductions in manufactured hardware components as well as higher production volumes. Management anticipates product gross margin in fiscal 2001 to be comparable to fiscal 2000.

         Service gross profit as a percentage of service revenues was 42% in fiscal 2000 as compared to 41% and 34% in fiscal 1999 and 1998, respectively. The improvement in service gross profit as a percentage of revenues in fiscal 2000 continues to be primarily attributable to the growth in service revenues without a proportionate increase in service expenses. This has been accomplished by improving the efficiency in the delivery of support services by centralizing the software support function, leveraging web-based self-service offerings and, as customers have upgraded to current versions of Kronos' product, reducing the number of versions requiring support. In addition, Kronos has also focused on strengthening its billing practices for professional services, which has also improved service gross profit.

Expenses. Expenses as a percentage of revenues were 52% in fiscal 2000 as compared to 51% and 50% in fiscal 1999 and 1998. Sales and marketing expenses as a percentage of sales were 34% in all fiscal years. Sales and marketing expenses were $92.3 million, $85.3 and $68.0 million in fiscal 2000, 1999 and 1998, respectively. The increase in sales and marketing expenses in all periods relates to increased business volume. Engineering, research and development expenses as a percentage of revenues were 11% in fiscal 2000 and 1999, and 10% in fiscal 1998. Engineering, research and development expenses were $29.9 million, $26.8 million and $19.7 million in fiscal 2000, 1999 and 1998, respectively. These expenses are net of capitalized software development costs of $9.8 million, $8.8 million and $6.6 million, respectively. The growth in engineering, research and development expenses in fiscal 2000 resulted principally from the development and integration of new products and acquired technologies. The growth in engineering, research and development expenses in fiscal 1999 resulted principally from the development of new products in the client/server and Windows environments. Increased spending on product development reflects Kronos' commitment to new product development and further enhancement of existing products.

         General and administrative expenses were $17.8 million, $15.5 million and $13.8 million in fiscal 2000, 1999 and 1998, respectively. As a percentage of revenues, general and administrative expenses were 7% in fiscal 2000 as compared to 6% and 7% in fiscal 1999 and 1998, respectively. Other expense, net amounted to less than 1% of revenues in all fiscal years. Other expense, net, is composed primarily of amortization of intangible assets related to acquisitions made by Kronos that is offset by interest income earned on its investments.

         Income Taxes. The provision for income taxes as a percentage of pretax income was 36% in fiscal 2000 as compared to 35% and 40% in fiscal 1999 and 1998, respectively. The significant reduction in Kronos' effective income tax rate in fiscal 1999 was primarily attributable to tax benefits resulting from Kronos' sale of its South African subsidiary during the fiscal year as well as utilization of foreign net operating loss carryforwards. Management anticipates that Kronos' effective tax rate will decrease to approximately 35% in fiscal 2001.

Liquidity and Capital Resources

         Working capital as of September 30, 2000 amounted to $10.7 million as compared with $21.1 million at September 30, 1999. The decrease in working capital was principally attributable to Kronos' investment in property, plant and equipment (including the construction of its corporate headquarters facility) and the repurchase of common shares under Kronos' stock repurchase program.

         Cash and equivalents and marketable securities amounted to $51.4 million and $62.4 million at September 30, 2000 and 1999, respectively. Cash provided by operations amounted to $44.0 million in fiscal 2000 as compared to $55.4 million and $37.7 million in fiscal 1999 and 1998, respectively. The decrease in operating cash flows in fiscal 2000 is principally attributable to a reduced rate of increase in Kronos' deferred maintenance and professional service revenues, lower earnings and related compensation accruals, as well as the use of cash for guaranteed acquisition related payments due during fiscal 2000. Partially offsetting these items were cash flows from increased collection of accounts receivable from trade customers and a reduced rate of investment in Kronos' lease portfolio. The increase in operating cash flows in fiscal 1999 and 1998 was primarily attributable to an increase in earnings, deferred maintenance and professional service revenues, as well as compensation accruals. In fiscal 1999, these cash flows were partially offset by investments in Kronos' lease portfolio of approximately $9.2 million. It is Kronos' policy to bill accompanying professional services and maintenance contracts, including contracts accompanying lease agreements, when the product is invoiced. Kronos has experienced growth in deferred maintenance revenues in all fiscal years as the result of the expansion of the installed base and the level of maintenance contracts sold to that installed base. In fiscal 2000 and 1999, Kronos has also experienced an increase in deferred professional services revenues as a result of an increase in the level of professional services accompanying new sales and sales to Kronos' existing customer base. Also contributing to the increase in operating cash flows in all periods were non-cash charges related to depreciation and amortization.

         Kronos' investment in property, plant and equipment in fiscal 2000 and 1999 was principally due to costs related to the construction of Kronos' new corporate headquarters facility, development of its headquarters campus and investments in information systems and infrastructure to improve and support expanding operations. Kronos' use of cash for acquisition of businesses in fiscal 2000, 1999 and 1998 was related to acquisitions of dealer territories as well as labor tracking and productivity technologies. Under Kronos' stock repurchase program, Kronos has repurchased 522,000, 378,350 and 116,250 common shares in fiscal 2000, 1999 and 1998, respectively, at a cost of $22.4 million, $14.2 million and $2.7 million, respectively. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. In addition, Kronos repurchases common stock from employees in connection with the exercise of stock options. Cash provided by operations was more than sufficient to fund investments in property, plant and equipment, capitalized software development costs, acquisitions of businesses and stock repurchases in fiscal 2000, 1999 and 1998. During fiscal 2000, Kronos' portfolio of state revenue and government agency bonds was placed under the direction of an investment advisor in order to better manage Kronos' investment objectives. As a result, Kronos' marketable securities were reclassified from held-to-maturity to available-for-sale. Kronos believes it has available adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to prior acquisitions and stock repurchases, if any,for the foreseeable future.

         Adjustments resulting from the translation of Kronos' net investments in its foreign subsidiaries are made directly to a separate component of stockholders' equity. In fiscal 1999, as a result of Kronos' sale of its South African subsidiary, Kronos recognized an immaterial charge to other expense resulting from the write off of the cumulative equity adjustment from the translation of the subsidiary's financial statements.

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

Potential Fluctuations in Results. Kronos' operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may be effected as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the timing of the introduction of new products and product enhancements by Kronos and its competitors, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while Kronos has contracts to supply systems to certain customers over an extended period of time, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

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

Competition. The frontline labor management industry is highly competitive. The number of competitors is also increasing as applications and systems providers in related industries, such as human resources management, payroll processing and enterprise resource planning (ERP), enter the market. Technological changes such as those allowing for increased use of the Internet may also create the potential for new entrants. Although Kronos believes it has core competencies that are not easily obtainable by competitors, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development, marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share.

Dependence on Time and Attendance Product Line. To date, more than 90% of the Kronos' revenues have been attributable to sales of time and attendance systems and related services and Kronos expects that to continue in the next fiscal year. Competitive pressures or other factors could cause Kronos' time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and OEMs. In fiscal 2000, approximately 14% of Kronos' revenue was generated through sales to dealers and OEMs. In September 2000, Kronos and its OEM partner, ADP, Inc., signed a three-year contract extension that will enable the OEM partner to continue to offer Kronos' Timekeeper Central(R) software product and terminals, and add Kronos' Workforce Central(TM) suite to the OEM's existing time and labor management solutions. However, reduction in the sales efforts of Kronos' major dealers and/or OEMs, or termination or changes in their relationships with the Kronos, could have a material adverse affect on the results of Kronos' operations.

Reliance on Key Vendors. Kronos depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, Kronos' ability to release competitive products in a timely manner could be adversely impacted. Also, certain parts and components used in Kronos' hardware products are purchased from single suppliers. Kronos has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide Kronos with the highest quality product at a competitive price on a timely basis. Kronos intends to complete development and release an alternative hardware product during fiscal 2001 that is anticipated to have less reliance on single suppliers. While Kronos has to date been able to obtain adequate supplies of these parts and components, Kronos' inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments that could have a material adverse affect on Kronos' operating results. In addition, Kronos purchases the majority of its payroll interfaces from a single supplier for resale in certain of its frontline labor management systems. Kronos, however, also purchases such payroll interfaces from two other suppliers in addition to now having its own payroll interface product. Although Kronos has alternative suppliers as well as its own product to provide to its customers, any interruption in delivery from its major supplier could temporarily and adversely affect Kronos' results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2000, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 2000, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial
                                   Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 5 through 7 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on February 8, 2001 under the caption "Election of Directors."

Item 11. Executive Compensation

         Incorporated by reference from pages 7 through 13 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on February 8, 2001 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from pages 3 through 4 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on February 8, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

         Information related to executive officers' retention agreements is incorporated by reference from pages 9 through 12 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on February 8, 2001 under the caption "Report of Compensation Committee."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Related Transactions

(a) The following are filed as a part of this report:

1.  Financial Statements                                                Page

     Consolidated Statements of Income for the Years Ended              F -1
      September 30, 2000, 1999 and 1998

     Consolidated Balance Sheets as of September 30, 2000 and 1999      F-2

     Consolidated Statements of Shareholders' Equity for
      the Years Ended September 30, 2000, 1999 and 1998                 F-3

     Consolidated Statements of Cash Flows for the Years Ended
      September 30, 2000, 1999 and 1998                                 F-4

     Notes to Consolidated Financial Statements                         F-5

     Report of Ernst & Young LLP, Independent Auditors                  F-21

2.  Financial Statement Schedules

Information required by schedule II is shown in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits

Exhibit
  No.             Description

 3.1(10) Restated Articles of Organization of the Registrant, as amended.
 3.2*             Amended and Restated By-laws of the Registrant.
 4*               Specimen Stock Certificate.
10.1*(11)         1986A Stock Option Plan.
10.2(10)(11)      1992 Equity Incentive Plan, as amended and restated.

Exhibit
  No.                      Description

10.3(9)(12)       1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)           Lease dated November 16, 1993, between Teachers Realty
                  Chelmsford, MA.
10.5(5)           Lease dated August 8, 1995, between Principal Mutual Life
                  Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(8)           Fleet Bank Letter  Agreement and Promissory  Note dated
                  January 1, 1997,  relating to amendment of $3,000,000  credit facility.
10.7(14)          Restated  Software  License & Support & Hardware  Purchase
                  Agreement  dated  September  25, 2000  between  ADP,  Inc. and the Registrant.
10.8*             Sales Agreement dated December 6, 1990, between Integrated
                  Design, Inc. and the Registrant.
10.8.1(6)         Amendment dated November 2, 1995 to Sales Agreement dated
                  December 6, 1990, between  Integrated Design,  Inc. and the
                  Registrant.
10.8.2            Amendment  dated October 8, 1999 to Sales Agreement dated
                  December 6, 1990 between  Integrated  Design,  Inc. and the
                  Registrant.
10.9(3)(13)       Acquisition Agreement dated November 2, 1993 between Interboro
                  Systems Corporation and the Registrant.
10.10*            Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.11(1)          Lease dated November 9, 1992, as amended, between John Hancock
                  Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.
10.11.1(6)        Amendment  dated  January 1, 1996 to Lease dated  November 9,
                  1992,  as amended,  between  John  Hancock  Mutual Life
                  Insurance  Company  and the  Registrant,  relating to premises leased in Waltham, MA.
10.11.2(8)        Amendment  dated  October 11, 1996 to Lease dated  November 9,
                  1992, as amended,  between John Hancock  Mutual Life Insurance
                  Company and the  Registrant,  relating  to premises  leased in
                  Waltham, MA.
10.12 (4)         Agreement of Reorganization  among Kronos  Incorporated;
                  Kronos S/T Corporation,  ShopTrac Data Collection  Systems,
                  Inc., Thomas J. O'Malia and Mark J. MacWhirter, dated
                  March 31, 1994.
10.13(11)         Lease Agreement  Between W/9TIB Real Estate Limited
                  Partnership,  as Landlord,  and Kronos  Incorporated,
                  as Tenant Dated 2/26/99
10.14(11)         Construction  Agreement  Between  Cranshaw  Construction of
                  New England Limited  Partnership and Kronos  Incorporated
                  Dated March 10, 1999.

Exhibit
  No.             Description


10.15(12)         Agreement of Purchase and Sale Beyond Between W/9TIB Real
                  Estate Limited  Partnership and Kronos  Incorporated  Dated
                  March 29, 1999.
10.16(11)         Form of Senior Executive Retention Agreement.
21                Subsidiaries of the Registrant.
23                Consent of Independent Auditors.
27                Financial Data Schedule.

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

         (14) Confidential treatment was requested for certain portions of this agreement.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2000.

                               KRONOS INCORPORATED

                               By /s/ Mark S. Ain
                                  Mark S. Ain
                                           Chief Executive
                                           Officer and Chairman of the Board
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2000.

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

/s/ W. Patrick Decker                       Director, President and Chief
       W. Patrick Decker                    Operating Officer



/s/ Richard J. Dumler                       Director
      Richard J. Dumler


/s/ D. Bradley McWilliams                   Director
      D. Bradley McWilliams


/s/ Lawrence Portner                        Director
      Lawrence Portner


/s/ Samuel Rubinovitz                       Director
      Samuel Rubinovitz


     Consolidates Statements of Income                                In thousands, except share data


     Year Ended September 30,                              2000            1999            1998
                                                       -----------     -----------     -----------

Net revenues:
    Product ......................................     $   152,122     $   164,340     $   135,186
    Service ......................................         117,485          89,958          67,283
                                                       -----------     -----------     -----------
                                                           269,607         254,298         202,469
Cost of sales:
    Product ......................................          35,119          37,507          32,305
    Service ......................................          68,530          53,292          44,085
                                                       -----------     -----------     -----------
                                                           103,649          90,799          76,390
                                                       -----------     -----------     -----------
            Gross profit .........................         165,958         163,499         126,079
Operating expenses and other income:
    Sales and marketing ..........................          92,254          85,283          68,049
    Engineering, research and development ........          29,889          26,802          19,700
    General and administrative ...................          17,771          15,502          13,841
    Other expense, net ...........................           1,511           1,432             158
                                                       -----------     -----------     -----------
                                                           141,425         129,019         101,748
                                                       -----------     -----------     -----------
        Income before income taxes ...............          24,533          34,480          24,331
Provision for income taxes .......................           8,832          12,102           9,611
                                                       -----------     -----------     -----------
                                                       -----------     -----------     -----------
        Net income ...............................     $    15,701     $    22,378     $    14,720
                                                       ===========     ===========     ===========

Net income per common share:
        Basic ....................................     $      1.26     $      1.78     $      1.19
                                                       ===========     ===========     ===========
        Diluted ..................................     $      1.21     $      1.71     $      1.15
                                                       ===========     ===========     ===========

     Average common and common equivalent
         shares outstanding:
             Basic ...............................      12,429,338      12,548,061      12,392,666
                                                       ===========     ===========     ===========
             Diluted .............................      12,948,341      13,109,231      12,784,956
                                                       ===========     ===========     ===========

                             See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets                                                          In thousands, except share data


September 30,                                                                                   2000           1999
                                                                                             ---------      ---------

                                            ASSETS

Current assets:
     Cash and equivalents ..............................................................     $  23,201      $  20,148
     Marketable securities .............................................................        10,788         20,893
     Accounts receivable, less allowances of $6,986 in 2000 and $6,791 in 1999 .........        71,493         66,817
     Deferred income taxes .............................................................         5,916          5,414
     Other current assets ..............................................................        13,750         11,872
                                                                                             ---------      ---------
             Total current assets ......................................................       125,148        125,144

Property, plant and equipment, net .....................................................        37,082         23,981
Marketable securities ..................................................................        17,450         21,400
Excess of cost over net assets of businesses acquired, net .............................        29,421         29,946
Deferred software development costs, net ...............................................        13,788         12,218
Other assets ...........................................................................        16,600         15,554
                                                                                             ---------      ---------
             Total assets ..............................................................     $ 239,489      $ 228,243
                                                                                             =========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................     $   8,278      $   8,503
     Accrued compensation ..............................................................        19,879         21,106
     Accrued expenses and other current liabilities ....................................        14,339         15,491
     Deferred professional service revenues ............................................        23,451         17,262
     Deferred maintenance revenues .....................................................        48,483         41,636
                                                                                             ---------      ---------
             Total current liabilities .................................................       114,430        103,998
Deferred maintenance revenues ..........................................................        15,814         18,818
Other liabilities ......................................................................         1,455          1,169
Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares issued and outstanding
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares,
         12,634,728 shares issued at September 30, 2000 and 1999 .......................           126            126
     Additional paid-in capital ........................................................        23,842         31,087
     Retained earnings .................................................................        97,844         82,143
     Accumulated other comprehensive loss ..............................................        (1,366)          (337)
     Cost of Treasury Stock (310,038 shares and 192,165 shares at September 30, 2000
         and 1999, respectively) .......................................................       (12,656)        (8,761)
                                                                                             ---------      ---------
             Total shareholders' equity ................................................       107,790        104,258
                                                                                             ---------      ---------
             Total liabilities and shareholders' equity ................................     $ 239,489      $ 228,243
                                                                                             =========      =========


                   See accompanying notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity


                                                In thousands

                                                                                         Accumulated
                                                                  Additional               Other
                                                 Common Stock     Paid-in     Retained   Comprehensive  Treasury Stock
                                               -----------------                                        ---------------
                                                Shares  Amount    Capital     Earnings   Income (loss)  Shares   Amount   Total
                                               -----------------  ---------   --------   -----------    ---------------  --------

Balance at September 30, 1997 .............    12,370   $    124   $ 29,728   $ 45,045   $   (262)       128  $ (2,162)  $ 72,473

 Net income ...............................    14,720     14,720
 Equity adjustment from translation .......      (900)      (900)
                                                                                                                         --------
   Comprehensive income ...................    13,820
 Proceeds from exercise of stock options ..        84          1     (1,453)      (203)     3,912      2,460
 Proceeds from employee stock purchase plan        12       --         (156)       (64)     1,407      1,251
 Purchase of treasury stock ...............       185     (4,257)    (4,257)
 Tax benefit associated with the exercise
     of stock options .....................     1,456      1,456
                                                                   --------   --------   --------   --------  --------   --------

Balance at September 30, 1998 .............    12,466        125     29,575     59,765     (1,162)        46    (1,100)    87,203

 Net income ...............................    22,378     22,378
 Equity adjustment from translation .......       825        825
                                                                                                                         --------
   Comprehensive income ...................    23,203
 Proceeds from exercise of stock options ..       119          1     (3,097)      (238)     6,916      3,820
 Proceeds from employee stock purchase plan        50       --          956        (42)     1,133      2,089
 Purchase of treasury stock ...............       426    (15,710)   (15,710)
 Tax benefit associated with the exercise
     of stock options .....................     3,462      3,462
 Proceeds from sale of put options ........       191        191
                                                                   --------   --------   --------   --------  --------   --------

 Balance at September 30, 1999 ............    12,635        126     31,087     82,143       (337)       192    (8,761)   104,258

 Net income ...............................    15,701     15,701
 Equity adjustment from translation .......      (941)      (941)
 Equity adjustment from net unrealized loss
     on available for sale securities .....       (88)       (88)
                                                                                                                         --------
   Comprehensive income ...................    14,672
 Proceeds from exercise of stock options ..   (10,829)      (333)    15,466      4,637
 Proceeds from employee stock purchase plan    (1,384)       (94)     4,144      2,760
 Purchase of treasury stock ...............       545    (23,505)   (23,505)
 Tax benefit associated with the exercise
     of stock options .....................     4,799      4,799
 Proceeds from sale of put options ........       169        169
                                                                   --------   --------   --------   --------  --------   --------

Balance at September 30, 2000 .............    12,635   $    126   $ 23,842   $ 97,844   $ (1,366)       310  $(12,656)  $107,790
                                                                   ========   ========   ========   ========  ========   ========

          See  accompanying   notes  to  consolidated financial statements.


Consolidated Statements of Cash Flows                                               In thousands


Year Ended September 30,                                                               2000            1999           1998
                                                                                    ------------    ------------   ------------

Operating activities:
    Net income ....................................................................     $ 15,701      $ 22,378      $ 14,720
    Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
          Depreciation ............................................................        7,756         7,856         7,368
          Amortization of excess of costs over net assets of businesses acquired ..        6,491         4,384         2,503
          Amortization of deferred software development costs .....................        8,191         6,159         4,360
          Provision for deferred income taxes .....................................       (3,860)       (3,031)       (2,587)
          Changes in certain operating assets and liabilities:
             Accounts receivable, net .............................................       (3,936)      (15,765)       (8,553)
             Deferred maintenance revenues ........................................        4,149        20,899        10,321
             Accounts payable, accrued compensation
             and other liabilities ................................................        5,199        17,507        11,607
          Tax benefits from exercise of stock options .............................        4,799         3,462         1,456
          Other ...................................................................         (539)       (8,440)       (3,518)
                                                                                        --------      --------      --------
             Net cash and equivalents provided by operating activities ............       43,951        55,409        37,677
Investing activities:
    Purchase of property, plant and equipment .....................................      (19,718)      (16,222)       (6,309)
    Capitalization of software development costs ..................................       (9,761)       (8,836)       (6,589)
    (Increase) decrease in marketable securities ..................................       14,055       (20,253)       (6,416)
    Acquisitions of businesses, net of cash acquired ..............................       (9,009)      (10,260)       (8,490)
                                                                                        --------      --------      --------
             Net cash and equivalents used in investing activities ................      (24,433)      (55,571)      (27,804)
Financing activities:
    Net proceeds from exercise of stock options and
       employee purchase plans ....................................................        7,397         5,909         3,711
    Purchase of treasury stock ....................................................      (23,505)      (15,710)       (4,257)
    Proceeds from sale of put options .............................................          169           191          --
                                                                                        --------      --------      --------
             Net cash and equivalents (used in) provided by financing activities ..      (15,939)       (9,610)         (546)
Effect of exchange rate changes on cash and equivalents ...........................         (526)           32          (137)
                                                                                        --------      --------      --------
Increase (decrease) in cash and equivalents .......................................        3,053        (9,740)        9,190
Cash and equivalents at the beginning of the period ...............................       20,148        29,888        20,698
                                                                                        --------      --------      --------
Cash and equivalents at the end of the period .....................................     $ 23,201      $ 20,148      $ 29,888
                                                                                        ========      ========      ========


         See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2000 presentation.

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

Translation of Foreign Currencies: The assets and liabilities of the Company's foreign subsidiaries are denominated in each country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of stockholders' equity.

Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less at date of acquisition.

Marketable Securities: The Company's marketable securities consist of United States government agency bonds, corporate bonds and state revenue bonds and, in fiscal 1999, included market auction preferred stocks. Bonds with a maturity of twelve months or longer at the balance sheet date are classified as noncurrent marketable securities. At September 30, 2000, no bonds had maturities that extend beyond April 2006. In fiscal 2000, the Company reclassified its marketable securities from held-to-maturity to available-for-sale and at September 30, 2000, carried them at fair value as obtained from outside pricing sources. In fiscal 1999, the Company's investments in bonds were classified as held-to-maturity and carried at cost. The market auction preferred stocks were classified as available-for-sale and were carried at cost, which approximated fair value as obtained from outside pricing sources. Interest income earned on the Company's cash, cash equivalents and marketable securities is included in other expense, net and amounted to $2,579,000, $2,601,000 and $1,790,000 in fiscal 2000, 1999 and 1998, respectively.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                                    Estimated
Assets                                             Useful Life
------------------------------------------ -------------------------------
Building                                          30 years
Machinery and equipment                           3-5 years
Furniture and fixtures                            8-10 years
Leasehold improvements                        Shorter of economic
                                               life or lease-term

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

Revenue Recognition: The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components. The Company also derives revenues by providing services including maintenance, installation, consulting and training. The Company recognizes revenues from sales and sales-type leases of its systems, application software, parts and components when a noncancelable agreement has been signed, the product shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. From time to time, customers request delayed shipment, usually because of scheduling for systems integration and /or lack of storage space at the customers' facilities during the implementation. In such bill and hold transactions, the Company recognizes revenue when the criteria of Staff Accounting Bulletin No. 101 are satisfied. Revenues from maintenance agreements are recognized ratably over the contractual period and all other service revenues are recognized as the services are performed. As of October 1, 1998, the Company adopted Statement of Position
(SOP) 97-2, "Software Revenue Recognition," which was effective for transactions the Company entered into in fiscal 1999. Prior years were not restated. The Company subsequently adopted SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions." The adoption of SOP 97-2 and SOP 98-9 did not have a material effect on the Company's financial statements. The Company provides certain warranties to its customers and, without additional charge, certain software product enhancements for customers covered under software maintenance agreements. Any provision required for these expenses is made at the time revenues are recognized.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note L).

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options. (see Note N).

Newly Issued Accounting Standards: In March 1998, the Accounting Standards Executive Committee (AcSEC) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective for the Company in fiscal 2000. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company in the first quarter of fiscal 2001. The Company believes that the implementation of SFAS No. 133 will not have a material effect on its financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in fiscal 2001. The Company does not expect SAB 101 to have a material effect on its financial position or results of operations.

KRONOS INCORPORATED


NOTE B--Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, independent dealers and an OEM agreement with ADP, Inc. The Company's dealers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews a customer's (including dealer's) credit history before extending credit and generally does not require collateral. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends and other information

NOTE C- -Marketable Securities

The following is a summary of available-for-sale securities and held-to-maturity securities (in thousands):

                                                                        Gross        Gross         Estimated
                                                                      Unrealized   Unrealized        Fair
                                                          Cost          Gains        Losses          Value
                                                       ----------    -----------   -----------    ------------
September 30, 2000 Available-for-sale securities:
         United States government
           and agency debt securities ...........     $   11,838     $     --       $      125     $   11,713
         Municipal debt securities ..............         11,875             25             29         11,871
         U.S. corporate securities ..............          4,613             41             --          4,654
                                                       ----------    -----------   -----------    ------------
                                                      $   28,326     $       66     $      154     $   28,238
                                                       ==========    ===========   ===========    ============

September 30, 1999 Held-to-maturity securities:
         United States government
          and agency debt securities ............     $   21,900     $     --       $      180     $   21,720

         Municipal debt securities ..............          8,293              1             --          8,294
                                                       ----------    -----------   -----------    ------------
                                                      $   30,193     $        1     $      180     $   30,014
                                                       ==========    ===========   ===========    ============
      Available-for-sale securities:
          Market auction preferred stock ........     $   12,100     $     --       $      --       $   12,100
                                                       ==========    ===========   ===========    ============



During fiscal 2000, the Company's portfolio of marketable securities was placed under the direction of an investment advisor in order to better manage investment objectives. As a result, the Company's marketable securities were reclassified from held-to-maturity to available-for-sale. At the time of the reclassification the cost of the Company's marketable securities approximated fair value. In fiscal 2000, the Company recorded gross realized losses of $56,000. At September 30,

KRONOS INCORPORATED

NOTE C- -Marketable Securities--(continued)

2000, the net adjustment of $88,000 for unrealized losses on available-for-sale securities is included as a separate component of shareholders' equity.

The amortized costs and estimated fair value of debt securities by contractual maturity at September 30, 2000 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)                                                        Estimated
                                                                         Fair
                                                    Cost                Value
Available-for-sale securities:                    ---------          -----------
   Due in one year or less                        $ 10,946           $   10,787
   Due after one year through two years             10,425               10,400
   Due after two years through four years            6,460                6,550
   Due after four years                                495                  501
                                                  ---------          -----------
                                                  $ 28,326           $   28,238
                                                  =========          ===========


NOTE D--Accounts Receivable

Accounts receivable consists of the following (in thousands):

                                                          September 30,
                                                --------------------------------
                                                  2000       1999         1998
                                                -------     -------     --------
Trade accounts receivable .................     $60,598     $59,571     $50,314
Current investment in sales-type leases ...      17,881      14,037       5,035
                                                -------     -------     -------
                                                 78,479      73,608      55,349
Less:
Allowance for doubtful accounts ...........       2,498       2,023       1,268
Allowance for sales returns and adjustments       4,488       4,768       3,177
                                                -------     -------     -------
                                                  6,986       6,791       4,445
                                                -------     -------     -------
                                                $71,493     $66,817     $50,904
                                                =======     =======     =======


In fiscal 2000, 1999 and 1998 the Company recorded provisions for its allowances in the amount of $1,128,000, $2,982,000 and $2,075,000, respectively. Charges against the allowances of $933,000, $636,000 and $839,000 in fiscal 2000, 1999, and 1998, respectively, principally relate to uncollectible accounts written off, net of recoveries. It is the Company's practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

KRONOS INCORPORATED


NOTE E--Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                           September 30,
                                       ---------------------
                                          2000        1999
                                       ---------   ---------

Land                                   $ 2,810      $ 2,810
Building                                13,508           -
Machinery and equipment                 47,322       39,258
Furniture and fixtures                  11,374        9,220
Leasehold improvements                   4,863        5,416
Construction in progress                    -         4,220
                                       ---------   ---------
                                        79,877       60,924
Less accumulated depreciation           42,795       36,943
                                       ---------   ---------
                                       $37,082      $23,981
                                       =========   =========

During fiscal 2000, the Company completed the construction on its corporate headquarters facility located in Chelmsford, Massachusetts. The facility is approximately 129,000 square feet and is being depreciated over its estimated useful life of thirty years.


NOTE F--Leases

The Company leases systems to customers under sales-type leases as defined in SFAS No. 13, "Accounting for Leases." The long-term portion of the net investment in sales-type leases amounted to $12,071,000 and $13,308,000 at September 30, 2000 and 1999, respectively, and is included in other assets. The components of the net investment in sales-type leases are as follows (in thousands):


                                                         September 30,
                                                --------------------------------
                                                     2000             1999
----------------------------------------------  ---------------  ---------------
Minimum rentals receivable                          $32,746          $30,344
Estimated residual values of leased equipment
    (unguaranteed)                                      339              436
Unearned interest income                             (3,133)          (3,435)
                                                ---------------  ---------------
Net investment in sales-type leases                  $29,952          $27,345
                                                ===============  ===============

KRONOS INCORPORATED


NOTE F--Leases--(continued)

Minimum rentals receivable under existing leases as of September 30, 2000 are as follows (in thousands):

Fiscal Year
-----------------------------------------
2001 ....................................     $19,771
2002 ....................................       9,419
2003 ....................................       2,504
2004 ....................................         924
2005 ....................................         128
                                              --------
                                              $32,746
                                              ========

NOTE G--Acquisitions

In fiscal 2000, the Company completed various acquisitions of dealer territories. In fiscal 1999 and 1998, the Company completed various acquisitions of dealer territories as well as the acquisition of labor-tracking and productivity technologies. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

The combined cost of the acquisitions, which amounted to $5,910,000, $20,168,000, and $5,718,000 in fiscal 2000, 1999 and 1998, respectively, principally relates to intangible assets that are being amortized using the straight-line method over a period ranging from two to eleven years. Related amortization expense amounted to $6,491,000, $4,384,000 and $2,503,000 in fiscal 2000, 1999, 1998, respectively. Related accumulated amortization amounted to $17,383,000 and $11,272,000 in fiscal 2000 and 1999, respectively.

Certain agreements contain provisions that require the Company to make a guaranteed payment within one year and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2002 through 2005. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired. However, under certain circumstances a portion of the contingent payment may be recorded as compensation expense. During fiscal 2000 and 1999, $318,000 and $811,000, respectively, of contingent payments were earned of which $62,000 and $225,000, respectively, were expensed. During 1998, $2,765,000 in contingent payments were earned and recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired.

KRONOS INCORPORATED


NOTE H--Deferred Software Development Costs

Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale. Total amounts capitalized were $9,761,000, $8,836,000 and $6,589,000 in fiscal 2000, 1999 and 1998, respectively.

Amortization of capitalized software development costs amounted to $8,191,000, $6,159,000, and $4,360,000 in fiscal 2000, 1999 and 1998, respectively. Total research and development expenses charged to operations amounted to $23,188,000, $19,505,000 and $14,263,000 in fiscal 2000, 1999 and 1998, respectively.


NOTE I-- Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

                                                  September 30,
                                           --------------------------
                                              2000            1999
-------------------------------            ----------      ----------
Accrued acquisition payments               $  1,643         $  6,461
Federal and state tax payable                 3,718            2,522
Accrued other                                 8,978            6,508
                                           ----------      ----------
                                           $ 14,339         $ 15,491
                                           ==========      ==========

NOTE J--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

Fiscal Year
-----------------------------------------
2001 ....................................          $7,006
2002 ....................................           5,652
2003 ....................................           4,576
2004 ....................................           4,283
2005 ....................................           3,403
Thereafter ..............................           6,937
                                                  --------
                                                  $31,857
                                                  ========

KRONOS INCORPORATED


NOTE J--Lease Commitments --(continued)

Rent expense was $9,227,000, $8,197,000 and $7,649,000 in fiscal 2000, 1999, and
1998, respectively.


NOTE K--Capital Stock, Stock Repurchase Program and Stock Rights Agreement

Capital Stock: The Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of Preferred Stock, $1.00 par value per share, in one or more series, each of such series to have such preferences, voting powers (up to 10 votes per share), qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such Preferred Stock.

In fiscal 2000, the shareholders approved an amendment to the Company's Restated Articles of Organization increasing the number of authorized shares of common stock from 20,000,000 to 50,000,000. During fiscal 2000, the Company sold put options that entitled the holder of each option to sell to the Company one share of Common Stock at an exercise price of $50.00. The 50,000 options expired on June 9, 2000 and the Company chose to settle the obligation with cash. The put options, which were sold during fiscal 1999 expired without being exercised on December 10, 1999. The premiums of $169,000 and $191,000 respectively, which were received in conjunctions with these private placements, were recorded as additional paid-in capital.

Stock Repurchase Program: In fiscal 1997 the Company's Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company's outstanding common shares to be used for the Company's employee stock option plans and employee stock purchase plan. Under the stock repurchase program, the Company repurchased 522,000, 378,350, and 116,250 common shares in fiscal 2000, 1999 and 1998 respectively, at a cost of $22,364,000, $14,155,000 and $2,708,000, respectively.

KRONOS INCORPORATED


NOTE K--Capital Stock, Stock Repurchase Program and Stock Rights
Agreement--(continued)

Stock Rights Agreement: The Company has a Stock Rights Agreement, under which each holder of a share of Common Stock also has one Right that initially represents the right to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $236, subject to adjustment. The Company reserved 12,500 shares of its Preferred Stock for issuance under the agreement. The Rights may be exercised, in whole or in part, only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 25% or more of the Company's Common Stock. When exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase for an amount equal to the then current exercise price, in lieu of preferred stock, a number of shares of the Company's Common Stock having a market value of twice the Right's exercise price. In addition, when exercisable, the Company may exchange the Rights, in whole or in part, at an exchange ratio of one share of Common Stock or one one-thousandth of a share of Preferred Stock per Right. In the event that the Company is acquired in a merger or other business combination, the Rights would entitle the stockholders (other than the acquirer) to purchase securities of the surviving company at a similar discount. Until they become exercisable, the Rights will be evidenced by the Common Stock certificates and will be transferred only with such certificates. Under the Agreement, the Company can redeem all outstanding Rights at $.01 per Right at any time until the tenth day following the public announcement that a 20% beneficial ownership position has been acquired or the Company has been acquired in a merger or other business combination. The Rights will expire on November 17, 2005.


NOTE L--Employee Benefit Plans

Stock Option Plans: The 1992 Equity Incentive Plan enables the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options, stock appreciation rights, restricted or unrestricted stock awards, deferred stock awards and performance awards, as defined in the Plan. During fiscal 2000, 1999 and 1998, the Company granted under the Plan stock options to purchase 794,700, 562,050 and 519,750 shares, respectively, of Common Stock at a purchase price equal to the fair value of the Common Stock at the date of grant. No other awards were made under the Plan through September 30, 2000. Options granted in fiscal 2000, 1999 and 1998 under the 1992 Equity Incentive Plan are exercisable in equal installments over a four year period beginning one year from the date of grant and have a contractual life of four years and six months. Options granted in prior fiscal years under the same Plan are exercisable in equal installments over a five year period and have a contractual life of five years and sixty days. Options available for grant are 456,474, 1,056,946 and 1,545,105 at September 30, 2000, 1999 and 1998, respectively.

KRONOS INCORPORATED


NOTE L--Employee Benefit Plans--(continued)


The Company also has several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992. Options granted under these plans are exercisable five years after the date of grant and generally have a ten year contractual life.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 2000. Options exercisable under the plans were 498,244, 428,288, and 460,744 in fiscal 2000, 1999, and 1998, respectively.

                                              Weighted - Average
                        Number of Shares    Exercise Price Per Share    Exercise Price Per Share
---------------------   ----------------    ------------------------    -------------------------
Outstanding at
   September 30, 1997      1,373,931             $   11.97                   $  3.26 - 23.00
   Granted ..........        519,750                 18.34                     17.67 - 24.00
   Exercised ........       (266,476)                 8.59                      3.26 - 21.67
   Canceled .........        (69,147)                15.73                      7.33 - 21.67
                          -----------            ----------                  ---------------
Outstanding at
   September 30, 1998      1,558,058                 14.51                      3.26 - 24.00
   Granted ..........        562,050                 19.05                     18.42 - 41.50
   Exercised ........       (356,824)                10.74                      3.26 - 23.13
   Canceled .........        (75,215)                18.70                      7.33 - 38.13
                          -----------            ----------                  ---------------
Outstanding at
   September 30, 1999      1,688,069                 16.64                      3.26 - 41.50
   Granted ..........        794,700                 34.96                     23.00 - 65.00
   Exercised ........       (332,983)                13.92                      3.26 - 23.13
   Canceled .........       (194,228)                24.51                     11.67 - 38.13
                          -----------            ----------                  ---------------
Outstanding at
   September 30, 2000      1,955,558             $   23.76                    $ 3.26 - 65.00
                          ===========            ==========                  ===============


As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company's stock option and employee stock purchase plans.

KRONOS INCORPORATED


NOTE L--Employee Benefit Plans--(continued)

The following summarizes information about options outstanding and exercisable at September 30, 2000:

                                          Outstanding                                           Exercisable
                     -----------------------------------------------------          ---------------------------------
                                           Weighted -          Weighted -                             Weighted -
   Exercise Price                          Average Remaining   Average Exercise        Number of     Average Exercise
     Per Share         Number of Shares    Contractual Life    Price Per Share         Shares        Price Per Share
---------------------------------------------------------------------------------------------------------------------
     $3.26 -  3.33            65,147        0.8 Years               $3.31              65,147              $3.31
     11.67 - 17.67           596,231        1.4 Years               16.83             263,441              16.71
     18.00 - 27.00           559,830        2.1 Years               18.80             167,671              18.82
     27.93 - 38.13           718,350        3.7 Years               34.41               1,485              37.56
     41.50 - 65.00            16,000        3.8 Years               60.54                 500              41.50
   ---------------         ---------        ---------              ------             -------             -------
     $3.26 - 65.00         1,955,558        2.4 Years              $23.76             498,244             $15.33
   ===============         =========        =========              ======             =======             =======

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                 September 30,
                                     ----------------------------------------
                                         2000          1999          1998
-----------------------------        ------------  ------------  ------------
   Expected volatility                   49.4%          56.4%        31.9%
   Risk-free interest rate                6.1%           4.6%         5.9%
   Expected lives (in years)              3.9            4.4          4.4


--------------------------------------------------------------------------------
The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 2000, 1999 and 1998 was $17.07, $9.64 and $10.15, respectively.

KRONOS INCORPORATED


NOTE L--Employee Benefit Plans--(continued)

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                     2000           1999        1998
                                    ------         ------      ------
Net income (in thousands):
                 As reported       $15,701        $22,378      $14,720
                 Pro forma          12,126         19,907       13,909

Earnings per share:
                 As reported         $1.21          $1.71        $1.15
                 Pro forma            0.94           1.52         1.09



Stock Purchase Plan: In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six month option period. During fiscal 2000, 93,890 shares were issued to employees at prices ranging from $22.10 to $39.84 per share.

At September 30, 2000, a total of 2,775,914 shares of Common Stock were reserved for issuance. Included in this amount are 2,346,867 shares for the 1992 Equity Incentive Plan, 324,737 shares for the Employee Stock Purchase Plan and 104,310 shares for the various stock option plans adopted in the period 1979 through 1987.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $1,835,000, $1,475,000 and $1,182,000 in fiscal 2000, 1999 and 1998, respectively.

KRONOS INCORPORATED


NOTE M--Income Taxes

The provision for income taxes consists of the following (in thousands):

                                Year Ended September 30,
                    ----------------------------------------------------
                           2000             1999              1998
------------------  ----------------- ---------------- -----------------
Current:
     Federal            $10,449          $12,953           $10,315
     State                1,669            1,924             1,706
     Foreign                574              256               177
                        -------          -------           --------
                         12,692           15,133             12,198
                        -------          -------           --------

Deferred:
     Federal             (3,378)          (2,652)           (2,264)
     State                 (482)            (379)             (323)
                        -------          -------           --------
                         (3,860)          (3,031)           (2,587)
                        -------          -------           --------
                         $8,832          $12,102             $9,611
                        =======          =======           ========

KRONOS INCORPORATED


NOTE M--Income Taxes--(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                   September 30,
                                              ----------------------
                                                 2000         1999
-----------------------------------------     ---------     --------
Deferred tax assets:
   Inventory reserves ...................     $    676      $    652
   Accounts receivable reserves .........        2,460         2,292
   Accrued expenses .....................        2,601         2,171
   Deferred maintenance revenues ........        7,968         4,633
   Other ................................        2,405         2,792
   Net operating loss carryforwards
    of foreign subsidiaries..............          122           689
                                               ---------     --------
   Total deferred tax assets ............       16,232        13,229
     Valuation allowance ................         (122)         (993)
                                               ---------     --------
                                                16,110        12,236
Deferred tax liabilities:
   Capitalized software development costs       (5,806)       (4,790)
                                               ---------     --------
     Net deferred tax assets ............     $ 10,304      $  7,446
                                               =========     ========

The effective tax rate differed from the United States statutory rate as follows:


                                                     Year Ended September 30,
                                                     -------------------------
                                                     2000      1999      1998
-----------------------------------------------      -----     -----     -----
Statutory rate ................................       35%       35%       35%
State income taxes, net of federal
  income tax benefit ..........................        4         4         4
Foreign losses not benefited ..................       --        --         5
Use of foreign net operating loss carryforwards       --        (4)       --
Income tax credits ............................       (4)       (2)       (2)
Other .........................................        1         2        (2)
                                                     -----     -----     -----
                                                      36%       35%       40%
                                                     =====     =====     =====

KRONOS INCORPORATED


NOTE M--Income Taxes--(continued)

During fiscal 2000, $322,000 of net operating loss carryforwards from foreign operations were utilized, and $304,000 remain available to reduce future income taxes payable in their respective countries. The remaining net operating loss carryforwards may be carried forward indefinitely.

The Company made income tax payments of $7,128,000, $15,409,000, and $7,659,000 in fiscal 2000, 1999, and 1998, respectively.


NOTE N--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Year Ended September 30,
                                        -------------------------------------------

                                            2000            1999            1998
-----------------------------------     -----------     -----------     -----------

Net income (in thousands) .........     $    15,701     $    22,378     $    14,720
                                        ===========     ===========     ===========


   Weighted-average shares ........      12,429,338      12,548,061      12,392,666

Effect of dilutive securities:
   Employee stock options .........         519,003         561,170         392,290
                                        -----------     -----------     -----------

   Adjusted weighted-average shares
     and assumed conversions ......      12,948,341      13,109,231      12,784,956
                                        ===========     ===========     ===========

Basic earnings per share ..........     $      1.26     $      1.78     $      1.19
                                        ===========     ===========     ===========

Diluted earnings per share ........     $      1.21     $      1.71     $      1.15
                                        ===========     ===========     ===========


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2000 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.





                                          ERNST & YOUNG LLP

Boston, Massachusetts
October 25, 2000

                                 Exhibits Index

Exhibit
  No.             Description

 3.1(10)          Restated Articles of Organization of the Registrant,
                  as amended.
 3.2*             Amended and Restated By-laws of the Registrant.
 4*               Specimen Stock Certificate.
10.1*(11)         1986A Stock Option Plan.
10.2(10)(11)      1992 Equity Incentive Plan, as amended and restated.
10.3(9)(12)       1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)           Lease dated November 16, 1993, between Teachers Realty
                  Corporation and the Registrant, relating to premises leased in
                  Chelmsford, MA.
10.5(5)           Lease dated August 8, 1995, between Principal Mutual Life
                  Insurance Company and the  Registrant,  relating  to premises leased in Chelmsford, MA.
10.6(8)           Fleet Bank Letter Agreement and Promissory Note dated January
                  1, 1997, relating to amendment of $3,000,000 credit facility.
10.7(14)          Restated  Software  License & Support & Hardware  Purchase
                  Agreement  dated  September  25, 2000 between ADP, Inc. and the Registrant.
10.8*             Sales Agreement dated December 6, 1990, between Integrated
                  Design, Inc. and the Registrant.
10.8.1(6)         Amendment dated November 2, 1995 to Sales Agreement  dated
                  December 6, 1990,  between  Integrated Design, Inc. and the
                  Registrant.
10.8.2            Amendment  dated October 8, 1999 to Sales  Agreement  dated
                  December 6, 1990 between Integrated Design, Inc. and the
                  Registrant.
10.9(3)(13)       Acquisition Agreement dated November 2, 1993 between
                  Interboro Systems Corporation and the Registrant.
10.10*            Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.11(1)          Lease dated November 9, 1992, as amended, between John Hancock
                  Mutual Life Insurance Company and the Registrant, relating to premises leased in Waltham, MA.
10.11.1(6)        Amendment  dated  January 1, 1996 to Lease  dated  November 9,
                  1992, as amended,  between John Hancock  Mutual Life Insurance
                  Company and the  Registrant,  relating  to premises  leased in
                  Waltham, MA.
10.11.2(8)        Amendment  dated  October 11, 1996 to Lease dated  November 9,
                  1992, as amended,  between John Hancock  Mutual Life Insurance
                  Company and the  Registrant,  relating  to premises  leased in
                  Waltham, MA.
10.12 (4)         Agreement of  Reorganization  among Kronos  Incorporated;
                  Kronos S/T Corporation, ShopTrac Data Collection Systems,
                  Inc., Thomas J. O'Malia and Mark J. MacWhirter, dated
                  March 31, 1994.
10.13(11)         Lease  Agreement  Between  W/9TIB  Real  Estate  Limited
                  Partnership, as Landlord, and Kronos Incorporated, as Tenant
                  Dated 2/26/99
10.14(11)         Construction  Agreement  Between  Cranshaw  Construction of
                  New England  Limited  Partnership and Kronos Incorporated
                  Dated March 10, 1999.

Exhibit
  No.             Description


10.15(12)         Agreement of Purchase and Sale Beyond Between W/9TIB Real
                  Estate Limited  Partnership  and Kronos
                  Incorporated Dated March 29, 1999.
10.16(11)         Form of Senior Executive Retention Agreement.
21                Subsidiaries of the Registrant.
23                Consent of Independent Auditors.
27                Financial Data Schedule.

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

         (14) Confidential treatment was requested for certain portions of this agreement.

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