Form 10-Q
period 2000-12-30
KRONOS INC
filed 2001-02-09
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 30, 2000

                                   OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                        to
                              ------------------------  ------------------------
Commission file number                     0-20109
                             ---------------------------------------------------
                                           Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                              04-2640942
---------------------------------------   --------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

              297 Billerica Road, Chelmsford,  MA                01824
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

        As of January 27, 2001, 12,504,613 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                           KRONOS INCORPORATED

                                  INDEX


PART I.  FINANCIAL INFORMATION                                              Page

 Item 1. Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three
           Months Ended December 30, 2000 and January 1, 2000                1

         Condensed Consolidated Balance Sheets at December 30, 2000
           and September 30, 2000                                            2

         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended December 30, 2000 and January 1, 2000                3

         Notes to Condensed Consolidated Financial Statements                4

 Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             7

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                               Three Months Ended
                                                         ------------------------------
                                                           December 30,      January 1,
                                                             2000              2000
                                                         --------------    ------------
Net revenues:
      Product ..........................................   $     33,722    $     36,152
      Service ..........................................         31,031          28,456
                                                           ------------    ------------
                                                                 64,753          64,608
                                                           ------------    ------------
Cost of sales:
      Product ..........................................          7,797           8,291
      Service ..........................................         17,723          16,255
                                                           ------------    ------------
                                                                 25,520          24,546
                                                           ------------    ------------
          Gross profit .................................         39,233          40,062
Operating expenses and other income:
      Sales and marketing ..............................         22,302          21,931
      Engineering, research and development ............          7,920           7,016
      General and administrative .......................          4,140           4,154
      Amortization of intangible assets ................          1,734           1,551
      Other income, net ................................         (1,153)         (1,335)
                                                           ------------    ------------
                                                                 34,943          33,317

          Income before income taxes ...................          4,290           6,745
Provision for income taxes .............................          1,501           2,496
                                                           ------------    ------------
          Net income ...................................   $      2,789    $      4,249
                                                           ============    ============


Net income per common share:
          Basic ........................................   $       0.23    $       0.34
                                                           ============    ============
          Diluted ......................................   $       0.22    $       0.32
                                                           ============    ============

Average common and common equivalent shares outstanding:
          Basic ........................................     12,368,715      12,462,471
                                                           ============    ============
          Diluted ......................................     12,811,696      13,152,909
                                                           ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share and per share amounts)
                                                 UNAUDITED


                                                                          December 30,     September 30,
                                                                             2000             2000
                                                                          --------------   --------------
                                      ASSETS
Current assets:
   Cash and equivalents ....................................................   $  21,197    $  23,201
   Marketable securities ...................................................      21,833       10,788
   Accounts receivable, less allowances  of $7,033
      at December 30, 2000 and $6,986 at September 30, 2000 ................      64,512       71,493
   Deferred income taxes ...................................................       6,466        5,916
   Other current assets ....................................................      14,481       13,750
                                                                               ---------    ---------
          Total current assets .............................................     128,489      125,148

Property, plant and equipment, net .........................................      36,796       37,082
Marketable securities ......................................................      16,400       17,450
Excess of cost over net assets of businesses acquired, net .................      31,526       29,421
Deferred software development costs, net ...................................      14,509       13,788
Other assets ...............................................................      14,133       16,600
                                                                               ---------    ---------
         Total assets ......................................................   $ 241,853    $ 239,489
                                                                               =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   6,670    $   8,278
   Accrued compensation ....................................................      18,940       19,879
   Accrued expenses and other current liabilities ..........................      14,040       14,339
   Deferred professional service revenues ..................................      23,586       23,451
   Deferred maintenance revenues ...........................................      51,021       48,483
                                                                               ---------    ---------
         Total current liabilities .........................................     114,257      114,430
Deferred maintenance revenues ..............................................      14,202       15,814
Other liabilities ..........................................................       1,546        1,455
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .....................................        --           --
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
     12,634,728 shares issued at December 30, 2000 and September 30, 2000 ..         126          126
   Additional paid-in capital ..............................................      20,985       23,842
   Retained earnings .......................................................     100,633       97,844
   Accumulated other comprehensive loss ....................................      (1,035)      (1,366)
   Cost of Treasury Stock  (222,051 shares and 310,038
      shares at December 30, 2000 and September 30, 2000, respectively) ....      (8,861)     (12,656)
                                                                               ---------    ---------
         Total shareholders' equity ........................................     111,848      107,790
                                                                               ---------    ---------
         Total liabilities and shareholders' equity ........................   $ 241,853    $ 239,489
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

                                               KRONOS INCORPORATED
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                    UNAUDITED


                                                                                   Three Months Ended
                                                                              ---------------------------
                                                                               December 30,    January 1,
                                                                                  2000            2000
                                                                              -------------    ----------
Operating activities:
     Net income ................................................................   $  2,789    $  4,249
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
           Depreciation ........................................................      2,016       1,873
           Amoritzation of excess of cost over net assets of businesses acquired      1,735       1,551
           Amortization of deferred software development costs .................      1,919       1,643
           Provision for deferred income taxes .................................       (264)       (895)
           Changes in certain operating assets and liabilities:
               Accounts receivable, net ........................................      6,710       8,591
               Deferred maintenance revenue ....................................       (522)        467
               Accounts payable, accrued compensation
                  and other liabilities ........................................     (2,722)     (8,044)
               Long term investment in leases ..................................      2,367       1,128
               Other ...........................................................       (513)     (1,144)
           Tax benefit from exercise of stock options ..........................      1,670       2,805
                                                                                   --------    --------
                  Net cash and equivalents provided by operating activities ....     15,185      12,224

Investing activities:
     Purchase of property, plant and equipment .................................     (1,677)     (7,024)
     Capitalization of software development costs ..............................     (2,813)     (2,326)
     Increase  in marketable securities ........................................     (9,993)       (956)
     Acquisitions of businesses ................................................     (2,056)       (514)
                                                                                   --------    --------
                  Net cash and equivalents used in investing activities ........    (16,539)    (10,820)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
        purchase plans .........................................................      3,055       3,844
     Purchase of treasury stock ................................................     (3,800)     (8,799)
                                                                                   --------    --------
                  Net cash and equivalents used in  financing activities .......       (745)     (4,955)

Effect of exchange rate changes on cash and equivalents ........................         95           5
                                                                                   --------    --------
Decrease in cash and equivalents ...............................................     (2,004)     (3,546)
Cash and equivalents at the beginning of the period ............................     23,201      20,148
                                                                                   --------    --------
Cash and equivalents at the end of the period ..................................   $ 21,197    $ 16,602
                                                                                   ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                   KRONOS INCORPORATED
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2000. The results of operations for the three months ended December 30, 2000 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2001 presentation.


NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (91 days in fiscal 2001 and 93 days in fiscal 2000) and fourth quarter (92 days in fiscal 2001 and 91 days in fiscal
2000) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.


NOTE C  -  Newly Issued Accounting Standards:

The Company adopted Financial Accounting Standards Board Statement ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000." SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 by the Company as of October 1, 2000 had no material effect on Kronos' earnings or financial position.

At December 30, 2000 the Company holds foreign currency forward exchange contracts having original durations of less than 12 months. These forward contracts offset the impact of exchange-rate fluctuations on intercompany payables due from one of the Company's subsidiaries. At December 30, 2000 the forward contracts are accounted for as cash flow hedges and have an immaterial fair value.


NOTE D - Comprehensive Income

For the three months ended December 30, 2000 and January 1, 2000 comprehensive income consisted of the following (in thousands):



                                     Three Months Ended
                                  ------------------------
                                  December 30,  January 1,
                                      2000         2000
                                  ------------  ----------
Comprehensive income:
    Net income ......................   $2,789   $4,249
    Cumulative translation adjustment      125     --
    Unrealized gains
    on ..............................      206     --
    available-for-sale securities
                                        ------   ------
Total comprehensive income ..........   $3,120   $4,249
                                        ======   ======

NOTE E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                       Three Months Ended
                                   -------------------------
                                   December 30,   January 1,
                                      2000           2000
                                   -----------   -----------
Net income (in thousands) ......   $     2,789   $     4,249
                                   ===========   ===========


Weighted-average shares ........    12,368,715    12,462,471

Effect of dilutive securities:
   Employee stock options ......       442,981       690,438
                                   -----------   -----------

Adjusted weighted-average shares
   and assumed conversions .....    12,811,696    13,152,909
                                   ===========   ===========

Basic earnings per share .......   $      0.23   $      0.34
                                   ===========   ===========

Diluted earnings per share .....   $      0.22   $      0.32
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

Results of Operations

       Revenues. Revenues for the first quarter of fiscal 2001 were $64.8 million as compared to $64.6 million for the first quarter of the prior year. Revenue growth was flat in the first quarter of fiscal 2001 and 22% in the first quarter of fiscal 2000. The revenue growth rate experienced in the first quarter of fiscal 2000 was favorably impacted in part due to demand for new products and product upgrades as well as related professional services and maintenance revenues resulting from customers' Year 2000 compliance efforts, and incremental revenues resulting from acquisitions of dealer territories during calendar 1999. Kronos has experienced lower growth rates over the past four quarters compared to historical growth rates. Management has attributed the lower growth rates to a combination of factors, including the transitory impact on demand for Kronos' products and services as a result of Year 2000 compliance efforts and the elongation of Kronos' sales cycle. Management believes that demand for Kronos' products and services continues to exist and anticipates that the revenue growth rates over the remainder of the fiscal year will exceed the growth rates experienced in fiscal 2000.

       Product revenues for the quarter declined 7% to $33.7 million as compared to $36.2 million and product revenue growth of 9% in the first quarter of fiscal 2000. The decline in product revenues is principally attributable to lower than anticipated revenues from Kronos' independent dealer channel. Management believes that, given the increased sophistication of Kronos' products and the related heightened need for pre-sales technological support and other sales support, the dealer channel's sales cycle requires greater management and participation by Kronos. To address this trend, management anticipates expending greater resources to assist the dealer channel in the short term and increasing Kronos' emphasis on direct sales in the longer term.

       Service revenues for the first quarter of fiscal 2001 increased 9% to $31.0 million as compared to $28.5 million and service revenue growth of 43% in the first quarter of fiscal 2000. The growth in service revenues in the first quarter of fiscal 2001 principally reflects an increase in maintenance revenue from expansion of the installed base and, to a lesser extent, incremental maintenance revenues resulting from Kronos' acquisitions of various dealer territories over the past four quarters. The growth in service revenues in the first quarter of fiscal 2000 principally reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, as well as an increase in the level of maintenance contracts and professional services accompanying new and upgrade sales. Also contributing to the growth in the first quarter of fiscal 2000 were maintenance and professional service revenues resulting from Kronos' acquisition of its largest dealer territory in June 1999.

       Gross Profit. Gross profit as a percentage of revenues was 61% in the first quarter of fiscal 2001, decreasing from 62% in the comparable period of the prior year. The decrease in margin was directly attributable to lower product revenues. Service revenue, which generates lower gross margin, has grown faster than product revenue and represents a greater proportion of total revenue in the first quarter than in the comparable period of the prior year. Product gross profit as a percentage of product revenues was 77% in the first quarter of fiscal 2001 and 2000. Software, which typically generates higher gross profit, was a greater proportion of product revenues in the first quarter as compared to the prior year. However, higher software development amortization and production costs due to lower sales volume offset the effect of this favorable mix. Service gross profit as a percentage of service revenues was 43% in the first quarter of 2001 and 2000. Management anticipates that product and service gross margin for the remainder of the fiscal year will be comparable to that experienced in the first quarter.

       Net Operating Expenses. Net operating expenses as a percentage of revenues were 54% and 52% in the first quarter of fiscal 2001 and 2000. The increase in operating expenses in the first quarter as compared to the prior year was attributable to increases in program and infrastructure costs incurred to support anticipated increases in business volume, product development efforts and amortization of intangible assets related to acquisitions. Sales and marketing expenses as a percentage of revenues were 34% in the first quarter of fiscal 2001 and 2000. Management anticipates sales and marketing expenses as a percentage of revenues to increase in the second quarter of fiscal 2001, but at a lower rate than the comparable period of the prior year. Engineering, research and development expenses as a percentage of revenues were 12% in the first quarter of fiscal 2001 as compared to 11% in the first quarter in the prior year. Engineering expenses of $7.9 million and $7.0 million in the first quarter of fiscal 2001 and 2000, respectively, are net of capitalized software development costs of $2.8 million and $2.3 million, respectively. The growth in engineering, research and development expenses this year resulted principally from the continuing research, design and development of software and hardware technology. General and administrative expenses as a percentage of revenues were 6% in the first quarter of fiscal 2001 and 2000. Amortization of intangible assets as a percentage of revenues was 3% and 2% in the first quarter of fiscal 2001 and 2000, respectively. The increase in amortization expense is principally related to various dealer territory acquisitions completed in the past four quarters. Kronos amortizes these costs over the assets estimated remaining economic lives. Other income, net is principally attributable to interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio.


       Income Taxes. The provision for income taxes as a percentage of pretax income was 35% and 37% in the first quarter of fiscal 2001 and 2000, respectively. The lower effective income tax rate experienced in fiscal 2001 was principally attributable to tax benefits resulting from Kronos' investment tax credits. Management anticipates the effective income tax rate for the remainder of the fiscal year will be comparable to the rate experienced in the first quarter.


Liquidity and Capital Resources

         Working capital as of December 30, 2000, amounted to $14.2 million as compared to $10.7 million at September 30, 2000. During fiscal 2000 Kronos' working capital was reduced as Kronos' funded its investment in its corporate headquarters facility and other property, plant and equipment, as well as the repurchase of common shares under Kronos' stock repurchase program and, to a lesser extent, payments related to acquisitions of dealer territories. Cash and equivalents and marketable securities amounted to $59.4 million as of December 30, 2000 and $51.4 million as of September 30, 2000.

         Cash generated from operations amounted to $15.2 million in the first quarter of fiscal 2001 as compared to $12.2 million in the first quarter of fiscal 2000. The increase is principally attributable to a smaller decline in accrued compensation and deferred professional services in the Q1 of fiscal 2001 as compared Q1 of fiscal 2000. Cash used for property, plant and equipment decreased to $1.7 million in the first quarter of fiscal 2001 from $7.0 million in the first quarter of fiscal 2000. Fiscal 2000 investments in property, plant and equipment included approximately $5.0 million related to the construction of Kronos' corporate headquarters campus. Kronos' use of cash for acquisition of businesses in Q1 of fiscal 2001 was principally related to the acquisition of a dealer territory in November 2000.

         Under Kronos' stock repurchase program, Kronos repurchased 61,000 common shares in the first quarter of fiscal 2001 at a cost of $2.3 million. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was more than sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes it has available adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions and any additional stock repurchases for the foreseeable future.



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

         Kronos' actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the ability to attract and retain sufficient technical personnel, competitive pricing pressure, the dependence on Kronos' time and attendance product line, and the dependence on alternate distribution channels and on key vendors, as further described below and in Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which are specifically incorporated by reference herein.

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

         Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and OEMs. In Q1 of fiscal 2001, approximately 14% of Kronos' revenue was generated through sales to dealers and OEMs. A reduction in the sales efforts of Kronos' major dealers and/or OEMs, the termination or changes in their relationships with Kronos, or the failure of Kronos to monitor and incent its independent dealers and OEMs, could have a material adverse affect on the results of Kronos' operations.

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

PART II.         OTHER INFORMATION

Item 5.          Other Information

                 None



Item 6.          Exhibits and Reports on Form 8-K

                 (a)          Exhibits

                              None

                 (b)          Reports on Form 8-K

                              There were no reports on Form 8-K filed during the fiscal quarter ended December 30, 2000.

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



February 9, 2001