Form 10-Q
period 2001-03-31
KRONOS INC
filed 2001-05-11
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2001

                                                   OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                    to
                              --------------------  ----------------------------
Commission file number                     0-20109
                      ----------------------------------------------------------
                                           Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                      04-2640942
------------------------------------                    ------------------------
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

        As of April 28, 2001, 12,492,652 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the Three
            and Six Months Ended March 31, 2001 and April 1, 2000              1

         Condensed Consolidated Balance Sheets at March 31, 2001
            and September 30, 2000                                             2

         Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended March 31, 2001 and April 1, 2000                      3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                         KRONOS INCORPORATED
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share and per share amounts)
                                              UNAUDITED

                                                              Three Months Ended                 Six Months Ended
                                                         ------------------------------    ------------------------------
                                                           March 31,        April 1,         March 31,       April 1,
                                                             2001             2000             2001            2000
                                                         --------------   -------------    --------------  --------------
Net revenues:
     Product ...........................................   $     32,368    $     32,091    $     66,090    $     68,243
     Service ...........................................         34,705          29,735          65,736          58,191
                                                           ------------    ------------    ------------    ------------
                                                                 67,073          61,826         131,826         126,434
                                                           ------------    ------------    ------------    ------------
Cost of sales:
     Product ...........................................          8,024           7,566          15,821          15,857
     Service ...........................................         19,746          17,000          37,469          33,255
                                                           ------------    ------------    ------------    ------------
                                                                 27,770          24,566          53,290          49,112
                                                           ------------    ------------    ------------    ------------
         Gross profit ..................................         39,303          37,260          78,536          77,322
Operating expenses and other income:
     Sales and marketing ...............................         24,560          22,415          46,863          44,345
     Engineering, research and development .............          8,416           7,573          16,336          14,589
     General and administrative ........................          4,476           4,290           8,616           8,444
     Amortization of intangible assets .................          1,853           1,587           3,587           3,138
     Other income, net .................................         (1,559)         (1,708)         (2,712)         (3,043)
     Special charge ....................................          2,991            --             2,991            --
                                                           ------------    ------------    ------------    ------------
                                                                 40,737          34,157          75,681          67,473

         Income before income taxes ....................         (1,434)          3,103           2,855           9,849
Income tax (benefit)provision...........................           (502)          1,148             999           3,644
                                                           ------------    ------------    ------------    ------------
         Net (loss) income .............................   $       (932)   $      1,955    $      1,856    $      6,205
                                                           ============    ============    ============    ============


Net (loss) income per common share:
         Basic .........................................   $      (0.07)   $       0.16    $       0.15    $       0.50
                                                           ============    ============    ============    ============
         Diluted .......................................   $      (0.07)   $       0.15    $       0.14    $       0.47
                                                           ============    ============    ============    ============

Average common and common equivalent shares outstanding:
         Basic .........................................     12,498,446      12,515,139      12,433,581      12,488,805
                                                           ============    ============    ============    ============
         Diluted .......................................     12,498,446      13,162,020      12,836,493      13,157,464
                                                           ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share and per share amounts)
                                                   UNAUDITED

                                                                                 March 31,      September 30,
                                                                                   2001             2000
                                                                               --------------   --------------
                                    ASSETS
Current assets:
   Cash and equivalents ....................................................   $  11,989    $  23,201
   Marketable securities ...................................................      39,378       10,788
   Accounts receivable, less allowances  of $7,140
      at March 31, 2001 and $6,986 at September 30, 2000 ...................      57,887       71,493
   Deferred income taxes ...................................................       6,853        5,916
   Other current assets ....................................................      15,742       13,750
                                                                               ---------    ---------
          Total current assets .............................................     131,849      125,148

Property, plant and equipment, net .........................................      36,278       37,082
Marketable securities ......................................................      14,700       17,450
Excess of cost over net assets of businesses acquired, net .................      28,250       29,421
Deferred software development costs, net ...................................      15,199       13,788
Other assets ...............................................................      14,906       16,600
                                                                               ---------    ---------
         Total assets ......................................................   $ 241,182    $ 239,489
                                                                               =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   6,838    $   8,278
   Accrued compensation ....................................................      20,523       19,879
   Accrued expenses and other current liabilities ..........................      12,692       14,339
   Deferred professional service revenues ..................................      24,224       23,451
   Deferred maintenance revenues ...........................................      50,844       48,483
                                                                               ---------    ---------
         Total current liabilities .........................................     115,121      114,430
Deferred maintenance revenues ..............................................      13,158       15,814
Other liabilities ..........................................................       1,612        1,455
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .....................................        --           --
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
     12,634,728 shares issued at March 31, 2001 and September 30, 2000 .....         126          126
   Additional paid-in capital ..............................................      18,415       23,842
   Retained earnings .......................................................      99,700       97,844
   Accumulated other comprehensive loss ....................................      (1,501)      (1,366)
   Cost of Treasury Stock  (146,028 shares and 310,038
      shares at March 31, 2001 and September 30, 2000, respectively) .......      (5,449)     (12,656)
                                                                               ---------    ---------
         Total shareholders' equity ........................................     111,291      107,790
                                                                               ---------    ---------
         Total liabilities and shareholders' equity ........................   $ 241,182    $ 239,489
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                       Six Months Ended
                                                                                  -------------------------
                                                                                    March 31,     April 1,
                                                                                      2001          2000
                                                                                  -----------    ----------
Operating activities:
     Net income ..................................................................   $  1,856    $  6,205
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ........................................................      3,862       3,753
             Amortization of excess of cost over net assets of businesses acquired      3,587       3,182
             Amortization of deferred software development costs .................      4,071       3,461
             Provision for deferred income taxes .................................     (1,051)       (865)
             Changes in certain operating assets and liabilities:
                Accounts receivable, net .........................................     13,077       9,640
                Deferred maintenance revenue .....................................     (1,540)        104
                Accounts payable, accrued compensation
                    and other liabilities ........................................     (1,388)     (6,066)
                Long term investment in leases ...................................      2,214       2,609
                Non cash portion of special charge ...............................      1,253         ---
                Other ............................................................     (1,734)     (3,404)
             Tax benefit from exercise of stock options ..........................      2,304       4,552
                                                                                     --------    --------
                    Net cash and equivalents provided by operating activities ....     26,511      23,171

Investing activities:
     Purchase of property, plant and equipment ...................................     (3,045)    (14,192)
     Capitalization of software development costs ................................     (5,838)     (4,810)
     (Increase)decrease in marketable securities   ...............................    (25,838)      3,435
     Acquisitions of businesses, net of cash acquired ............................     (2,056)     (4,009)
                                                                                     --------    --------
                    Net cash and equivalents used in investing activities ........    (36,777)    (19,576)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
         purchase plans ..........................................................      5,964       5,548
     Purchase of treasury stock ..................................................     (6,453)    (16,738)
     Proceeds from sale of put options ...........................................       --           169
                                                                                     --------    --------
                    Net cash and equivalents used in  financing activities .......       (489)    (11,021)

Effect of exchange rate changes on cash and equivalents ..........................       (457)       (119)
                                                                                     --------    --------
Decrease in cash and equivalents .................................................    (11,212)     (7,545)
Cash and equivalents at the beginning of the period ..............................     23,201      20,148
                                                                                     --------    --------
Cash and equivalents at the end of the period ....................................   $ 11,989    $ 12,603
                                                                                     ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2000. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2001 presentation.

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

NOTE C - Comprehensive Income

For the three and six months ended March 31, 2001 and April 1, 2000 comprehensive income consisted of the following (in thousands):


                                       Three Months Ended      Six Months Ended
                                      ---------------------   -------------------
                                      March 31,    April 1,   March 31,  April 1,
                                         2001        2000       2001       2000
                                      ----------   --------   --------   --------
Comprehensive income:
    Net (loss) income ...............   $  (932)   $ 1,955    $ 1,856    $ 6,205
    Cumulative translation adjustment      (666)      (309)      (540)      (309)
    Unrealized gains
    on ..............................       200       --          405       --
    available-for-sale securities
                                        -------    -------    -------    -------
Total comprehensive (loss) income ...   $(1,398)   $ 1,646    $ 1,721    $ 5,896
                                        =======    =======    =======    =======

Note D - Special Charge

During this fiscal quarter, the Company commenced the shut down of its Crosswinds Technology Group operations located in Santa Cruz, California, which resulted in a $3.0 million charge to operating income. The charge included $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $.1 million in other costs. At March 31, 2001, the Company recorded a liability associated with the Crosswinds closing of $1.7 million. The components of this liability are listed below and are expected to be settled within the next twelve months. Approximately 19 employees were effected by this action.

Accrual for special charge (in thousands):


                   Balance at
Description      March 31, 2001
-----------      --------------
Termination costs   $1,600
Other costs ....       100
                    ------
Total accrual ..    $1,700
                    ======


NOTE E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended           Six Months Ended
                                   ---------------------------   -------------------------
                                     March 31,       April 1,      March 31,     April 1,
                                        2001           2000          2001          2000
                                   -------------   -----------   ----------- -------------
Net income (in thousands) ......   $       (932)   $     1,955   $     1,856   $     6,205
                                   ============    ===========   ===========   ===========


Weighted-average shares ........     12,498,446     12,515,139    12,433,581    12,488,805

Effect of dilutive securities:
   Put options .................           --           30,802          --          15,401
   Employee stock options ......           --          616,079       402,912       653,258
                                   ------------    -----------   -----------   -----------

Adjusted weighted-average shares
   and assumed conversions .....     12,498,446    13,162,020    12,836,493     13,157,464
                                   ============    ===========   ===========   ===========

Basic earnings per share .......   $      (0.07)   $      0.16   $      0.15   $      0.50
                                   ============    ===========   ===========   ===========

Diluted earnings per share .....   $      (0.07)   $      0.15   $      0.14   $      0.47
                                   ============    ===========   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to demand for products and services, revenue growth rates and gross margin, management of dealer channels, future acquisitions and available cash, investments and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Revenues. Revenues for the three and six months ended March 31, 2001 were $67.1 million and $131.8 million, respectively, as compared to $61.8 million and $126.4 million for the comparable periods in the prior year. Revenue growth in the three and six months ended March 31, 2001 were 9% and 4%, respectively, as compared to flat and 10% growth in the comparable periods of the prior year. Beginning in the second quarter of fiscal 2000 Kronos experienced revenue growth rates that were lower than those historically experienced due to a combination of factors including the transitory impact on demand for Kronos products and services as a result of Year 2000 compliance efforts and the elongation of Kronos' sales cycle. The revenue growth rate experienced in the second quarter of fiscal 2001 exceeded the growth rate experienced in the comparable period of the prior year, but continues to be less than growth rates historically experienced. The revenue growth rate experienced in the second quarter of fiscal 2001 compares favorably to the comparable quarter of the prior year principally due to the unusually low growth rate experienced in the second quarter of fiscal 2000. Management believes that demand for Kronos' products and services continues to exist, however, revenue growth rates for the remainder of the year are uncertain given the broad economic downturn and the possibility of companies postponing technology spending.

     Product revenues for the quarter increased 1% to $32.4 million as compared to $32.1 million and product revenue decline of 21% in the second quarter of fiscal 2000. Product revenues for the first six months of fiscal 2001 declined 3% to $66.1 million compared to $68.2 million and product revenue decline of 8% in the first six months of fiscal 2000. The product revenue growth experienced in the second quarter was principally driven by the Kronos' direct sales channel. Product revenues from Kronos' independent dealer channel decreased slightly during the second quarter of fiscal 2001 in comparison to the same quarter of the prior year. Management continues to believe that given the increased sophistication of Kronos' products and the related heightened need for pre-sales technological support and other sales support, the dealer channel's sales cycle requires greater management and participation by Kronos. To address this trend, management anticipates expending greater resources to assist the dealer channel in the short term and increasing Kronos' emphasis on direct sales in the longer term.

     Service revenues for the second quarter of fiscal 2001 increased to $34.7 million as compared to $29.7 million in the second quarter of fiscal 2000. Service revenues for the first six months of fiscal 2001 were $65.7 million as compared to $58.2 million for the first six months of the prior year. Service revenues grew at a rate of 17% and 13% during the three and six month periods ended March 31, 2001, respectively. The growth in service revenues in these periods reflect an increase in maintenance revenue from expansion of the installed base, increased level of services sold to the installed base and, to a lesser extent, incremental maintenance revenues resulting from Kronos' acquisitions of various dealer territories over the past four quarters. The growth in service revenues in the second quarter of fiscal 2001 also reflects an increase in the level of professional services delivered due to more effective management of resources as compared to the same period in the prior year. Service revenues grew at a rate of 41% and 42% in the three and six month periods ended April 1, 2000, respectively. The unusually high service revenue growth rate experienced in these periods is attributable to an increase in maintenance revenue from expansion of the installed base due to the accelerated product revenue growth experienced in fiscal 1999 because of demand for new products and upgrades resulting from customers' Year 2000 compliance efforts. Also contributing to the growth in service revenues in these periods were an increase in the level of maintenance contracts and professional services accompanying new and upgrade sales as well as maintenance and professional service revenues resulting from Kronos' acquisitions, including its largest dealer territory in June 1999.

     Gross Profit. Gross profit as a percentage of revenues was 59% and 60% in the three and six month periods ended March 31, 2001, respectively, decreasing from 60% and 61% for the comparable periods of the prior year. The decrease in margin was directly attributable to lower product revenues as a percentage of total sales. Service revenue, which generates lower gross margin, has grown faster than product revenue and represents a greater proportion of total revenue in fiscal 2001 than in the comparable period of the prior year. Product gross profit as a percentage of product revenues was 75% and 76% in the three and six month periods ended March 31, 2001, respectively, compared to 76% and 77% in each of the comparable periods in the prior year. Software, which typically generates higher gross profit, was a greater proportion of product revenues in the three and six month periods ended March 31, 2001 as compared to the same periods in prior year. However, higher software development amortization and production costs due to lower sales volume offset the effect of this favorable mix. Service gross profit as a percentage of service revenues was 43% in the three and six month periods ended March 31, 2001 and April 1, 2000. Management anticipates that service gross margin for the remainder of the fiscal year to exceed the gross margin experienced in the second quarter due to its on-going efforts to streamline operations and more effectively utilize its service resources.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 61% and 57% for the three and six month periods ended March 31, 2001, respectively, as compared to 55% and 53% for the comparable periods in the prior year. The increase in operating expenses in fiscal 2001, as compared to fiscal 2000, is attributable to increased program and infrastructure costs incurred to support increases in business volume and product development efforts as well as increased amortization of intangible assets related to acquisitions. Sales and marketing expenses as a percentage of revenues were 37% and 36% in the three and six month periods ended March 31, 2001, respectively, as compared to 36% and 35% in the comparable periods of the prior year. Engineering, research and development expenses as a percentage of revenues were 13% and 12% in the three and six month periods ended March 31, 2001 as compared to 12% in the comparable periods of the prior year. Engineering expenses of $8.4 million and $7.6 million in the second quarter of fiscal 2001 and 2000, respectively, are net of capitalized software development costs of $2.8 million and $2.5 million, respectively. Engineering expenses of $16.3 million and $14.6 million in the first six months of fiscal 2001 and 2000, respectively, are net of capitalized software development costs of $5.5 million and $4.8 million, respectively. The growth in engineering, research and development expenses this year resulted principally from the continuing research, design and development of software and hardware technology. General and administrative expenses as a percentage of revenues were 7% in the three and six month periods ended March 31, 2001 and April 1, 2000. Amortization of intangible assets as a percentage of revenues was 3% in the three and six month periods ended March 31, 2001 as compared to 3% and 2% in the comparable periods of the prior year. The increase in amortization expense is principally related to various dealer territory acquisitions completed in the past four quarters. Kronos amortizes these costs over the assets estimated remaining economic lives. Other income, net is principally attributable to interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio.

     Special Charge. A special charge in the amount of $3.0 million related to the termination of Kronos' Crosswinds Technology operations was recorded in the second quarter of fiscal 2001. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses has resulted in the termination of the stand-alone operating unit. Revenues in the first six months of fiscal 2001 generated by the Crosswinds Technology Group approximated $0.5 million. The $3.0 million charge consists of $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $0.1 million in other costs. Cash outlays of approximately $1.7 million relating to this action are anticipated to be paid over the next twelve months. The anticipated pre-tax financial benefit resulting from this action is a cost reduction of approximately $0.3 million in fiscal 2001 and $1.2 million annually thereafter, excluding amortization of $1.3 million over the next three years. In addition, to better align costs with expected revenues for the remainder of fiscal 2001; Kronos anticipates reducing its workforce in the third quarter of this year by 75 to 125 employees or approximately 5%. This is anticipated to result in a third quarter special charge of less than $1.0 million. As a result of these additional headcount reductions, pre-tax savings attributable to salary and fringe benefits, but excluding other indirect costs, are expected to be $2.0 million to $3.0 million for the remainder of fiscal 2001 and $6.0 million to $8.0 million annually thereafter.

     Income Taxes. The income tax benefit and tax provision as a percentage of pretax results were 35% in the three and six month periods ended March 31, 2001, respectively, as compared to a tax provision as a percentage of pretax income of 37% in the comparable periods of the prior year. The lower effective income tax rate experienced in fiscal 2001 was principally attributable to tax benefits resulting from Kronos' investment tax credits. Management anticipates the effective income tax rate for the remainder of the fiscal year will be 35%.

Liquidity and Capital Resources

     Working capital as of March 31, 2001, amounted to $16.7 million as compared to $10.7 million at September 30, 2000. During fiscal 2000, working capital was reduced as Kronos funded its investment in its corporate headquarters facility and other property, plant and equipment, as well as the repurchase of common shares under Kronos' stock repurchase program and, to a lesser extent, payments related to acquisitions of dealer territories. Cash and equivalents and marketable securities amounted to $66.1 million as of March 31, 2001 and $51.4 million as of September 30, 2000.

     Cash generated from operations amounted to $26.5 million in the first six months of fiscal 2001 as compared to $23.2 million in the first six months of fiscal 2000. The increase in cash generated from operations is principally attributable to increased collection of accounts receivable from trade customers and the lease portfolio, increased deferred professional services and a smaller decline in accrued compensation partially offset by lower earnings and a reduction in the tax benefit from exercise of stock options as compared to the prior year. Cash used for property, plant and equipment was $3.0 million in the first six months of fiscal 2001 compared to $14.2 million in the same period of fiscal 2000. Fiscal 2000 investments in property, plant and equipment were principally related to the construction of Kronos' corporate headquarters campus as well as investments in information systems and infrastructure to improve and support expanded operations. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Marketable securities increased by $25.8 million in fiscal 2001 compared to a decrease of $3.4 million in the first six months of fiscal 2000. Kronos' use of cash for acquisition of businesses in the first six months of fiscal year 2001 was principally related to the acquisition of a dealer territory in November 2000. Kronos is assessing several acquisition opportunities that may be completed over the next six months, although there can be no assurance that these acquisitions will be completed.

     Under Kronos' stock repurchase program, Kronos repurchased 135,000 common shares in the first six months of fiscal 2001 at a cost of $4.9 million compared to 328,500 common shares at a cost of $15.6 million for the same period in the prior year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was more than sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes it has available adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

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

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and OEMs. In the first six months of fiscal 2001, approximately 13% of Kronos' revenue was generated through sales to dealers and OEMs. A reduction in the sales efforts of Kronos' major dealers and/or OEMs, the termination or changes in their relationships with Kronos, or the failure of Kronos to monitor and incent its independent dealers and OEMs, could have a material adverse affect on the results of Kronos' operations.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The 2001 Annual Meeting of Stockholders of Kronos Incorporated was held on February 8, 2001.

(b) At the Annual Meeting, Messrs. Richard J. Dumler and Samuel Rubinovitz were elected as Class III Directors for three-year terms expiring in 2004. In addition, the Directors whose terms of office continue after the meeting are two Class I Directors: Messrs. D. Bradley McWilliams and Lawrence Portner and two Class II Directors: Messrs. Mark S. Ain and W. Patrick Decker. The tabulation was as follows:

                                               FOR                  WITHHELD
                                               ---                  --------
          Richard J. Dumler                 11,036,521               237,322
          Samuel Rubinovitz                 11,035,393               238,450

(c) Amendments to the Company's 1992 Equity Incentive Plan and an increase in the number of shares available under the Plan from 3,356,250 to 4,356,250, were approved as follows:

                                                                   BROKER
               FOR             AGAINST         ABSTAIN            NON VOTES
               ---             -------         -------            ---------
            7,090,296         2,505,462        161,368            1,516,717

(d) The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year.

                      FOR                AGAINST               ABSTAIN
                      ---                -------               -------
                   11,256,789             4,550                 12,504


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          None

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed during the fiscal quarter ended March 31, 2001.

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




May 11, 2001