Form 10-Q
period 2001-06-30
KRONOS INC
filed 2001-08-10
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2001

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number                     0-20109
                      ----------------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

              Massachusetts                               04-2640942
-------------------------------------           --------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                       297 Billerica Road, Chelmsford,  MA                01824
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

        As of July 28, 2001, 12,579,925 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income for the Three
           and Nine Months Ended June 30, 2001 and July 1, 2000              1

        Condensed Consolidated Balance Sheets at June 30, 2001
           and September 30, 2000                                            2

        Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended June 30, 2001 and July 1, 2000                       3

        Notes to Condensed Consolidated Financial Statements                 4

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             8

PART II. OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                    Three Months Ended                     Nine Months Ended
                                                             --------------------------------       -------------------------------
                                                               June 30,          July 1,              June 30,           July 1,
                                                                 2001              2000                 2001               2000
                                                             --------------   ---------------       -------------      ------------
Net revenues:
     Product ...........................................      $     39,524       $     38,602       $    105,614       $    106,845
     Service ...........................................            35,596             29,531            101,332             87,722
                                                              ------------       ------------       ------------       ------------
                                                                    75,120             68,133            206,946            194,567
Cost of sales:
     Product ...........................................             8,311              8,729             24,132             24,586
     Service ...........................................            19,194             17,813             56,663             51,068
                                                              ------------       ------------       ------------       ------------
                                                                    27,505             26,542             80,795             75,654
                                                              ------------       ------------       ------------       ------------
         Gross profit ..................................            47,615             41,591            126,151            118,913
Operating expenses and other income:
     Sales and marketing ...............................            25,974             24,147             72,837             68,492
     Engineering, research and development .............             9,107              7,245             25,443             21,834
     General and administrative ........................             4,954              4,409             13,570             12,853
     Amortization of intangible assets .................             1,860              1,704              5,447              4,842
     Other income, net .................................            (1,621)            (1,171)            (4,333)            (4,214)
     Special charge ....................................               698               --                3,689               --
                                                              ------------       ------------       ------------       ------------
                                                                    40,972             36,334            116,653            103,807

         Income before income taxes ....................             6,643              5,257              9,498             15,106
Income tax provision ...................................             2,325              1,945              3,324              5,589
                                                              ------------       ------------       ------------       ------------
         Net income ....................................      $      4,318       $      3,312       $      6,174       $      9,517
                                                              ============       ============       ============       ============


Net income per common share:
         Basic .........................................      $       0.35       $       0.27       $       0.50       $       0.76
                                                              ============       ============       ============       ============
                                                                                                    ============       ============
         Diluted .......................................      $       0.34       $       0.26       $       0.48       $       0.73
                                                              ============       ============       ============       ============

Average common and common equivalent shares outstanding:
         Basic .........................................        12,500,012         12,404,310         12,455,724         12,460,641
                                                              ============       ============       ============       ============
         Diluted .......................................        12,776,520         12,734,592         12,816,501         13,016,507
                                                              ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              KRONOS INCORP0RATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                                 June 30,       September 30,
                                                                                   2001             2000
                                                                               ------------    --------------
                                    ASSETS
Current assets:
   Cash and equivalents ....................................................      $  20,470       $  23,201
   Marketable securities ...................................................         31,310          10,788
   Accounts receivable, less allowances  of $7,305
      at June 30, 2001 and $6,986 at September 30, 2000 ....................         59,336          71,493
   Deferred income taxes ...................................................          5,991           5,916
   Other current assets ....................................................         17,373          13,750
                                                                                  ---------       ---------
          Total current assets .............................................        134,480         125,148

Property, plant and equipment, net .........................................         35,805          37,082
Marketable securities ......................................................         16,400          17,450
Excess of cost over net assets of businesses acquired, net .................         29,589          29,421
Deferred software development costs, net ...................................         16,023          13,788
Other assets ...............................................................         13,732          16,600
                                                                                  ---------       ---------
         Total assets ......................................................      $ 246,029       $ 239,489
                                                                                  =========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................      $   6,786       $   8,278
   Accrued compensation ....................................................         20,321          19,879
   Accrued expenses and other current liabilities ..........................         10,914          14,339
   Deferred professional service revenues ..................................         24,979          23,451
   Deferred maintenance revenues ...........................................         51,906          48,483
                                                                                  ---------       ---------
         Total current liabilities .........................................        114,906         114,430
Deferred maintenance revenues ..............................................         12,145          15,814
Other liabilities ..........................................................          1,747           1,455
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .....................................           --              --
   Common Stock, par value $.01 per share:  authorized 20,000,000 shares,
     12,634,728 shares issued at June 30, 2001 and September 30, 2000 ......            126             126
   Additional paid-in capital ..............................................         17,290          23,842
   Retained earnings .......................................................        104,018          97,844
   Accumulated other comprehensive loss ....................................         (1,385)         (1,366)
   Cost of Treasury Stock  (78,129 shares and 310,038
      shares at June 30, 2001 and September 30, 2000, respectively) ........         (2,818)        (12,656)
                                                                                  ---------       ---------
         Total shareholders' equity ........................................        117,231         107,790
                                                                                  ---------       ---------
         Total liabilities and shareholders' equity ........................      $ 246,029       $ 239,489
                                                                                  =========       =========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                            Nine Months Ended
                                                                                      ---------------------------
                                                                                         June 30,       July 1,
                                                                                           2001           2000
                                                                                      ------------     ----------
Operating activities:
     Net income ..................................................................      $  6,174       $  9,517
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ........................................................         5,986          5,826
             Amortization of excess of cost over net assets of businesses acquired         5,447          4,842
             Amortization of deferred software development costs .................         6,257          5,356
             Provision for deferred income taxes .................................         1,171         (3,808)
             Changes in certain operating assets and liabilities:
                Accounts receivable, net .........................................        11,979          2,685
                Deferred maintenance revenue .....................................        (1,978)         2,115
                Accounts payable, accrued compensation
                    and other liabilities ........................................        (3,452)        (5,543)
                Long term investment in leases ...................................         2,072          2,888
                Non cash portion of special charge ...............................         1,300           --
                Other ............................................................        (3,162)        (1,863)
             Tax benefit from exercise of stock options ..........................         2,528          4,645
                                                                                        --------       --------
                    Net cash and equivalents provided by operating activities ....        34,322         26,660

Investing activities:
     Purchase of property, plant and equipment ...................................        (4,606)       (16,959)
     Capitalization of software development costs ................................        (9,003)        (7,246)
     (Increase) decrease  in marketable securities ...............................       (19,470)        12,610
     Acquisitions of businesses, net of cash acquired ............................        (4,311)        (9,009)
                                                                                        --------       --------
                    Net cash and equivalents used in investing activities ........       (37,390)       (20,604)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
         purchase plans ..........................................................         8,357          7,069
     Purchase of treasury stock ..................................................        (7,833)       (22,503)
     Proceeds from sale of put options ...........................................          --              169
                                                                                        --------       --------
                    Net cash and equivalents used in  financing activities .......           524        (15,265)

Effect of exchange rate changes on cash and equivalents ..........................          (187)          (285)
                                                                                        --------       --------
Decrease in cash and equivalents .................................................        (2,731)        (9,494)
Cash and equivalents at the beginning of the period ..............................        23,201         20,148
                                                                                        --------       --------
Cash and equivalents at the end of the period ....................................      $ 20,470       $ 10,654
                                                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

     The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2001 presentation.

Note B - Newly Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     For acquisitions completed prior to June 30, 2001, the Company will apply the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For acquisitions completed after June 30, 2001, the Company will apply the new rules beginning in the fourth quarter of fiscal year 2001. The Company has not yet determined the effect that the application of the non-amortization provisions of the Statements will have on net income. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of October 1, 2001 and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

NOTE C  -  Fiscal Quarters

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


Note D - Special Charge

     A special charge in the amount of $700,000 was recorded in this quarter related to termination costs from a reduction in workforce of approximately 90 employees. At June 30, 2001, the outstanding liability related to this charge was approximately $100,000, which is anticipated to be paid within the next three months.

     During the second quarter of 2001, the Company commenced the shut down of its Crosswinds Technology Group operations located in Santa Cruz, California, which resulted in a $3.0 million charge to operating income in that quarter. The charge included $1.6 million in termination costs, $1.3 million for the write off of intangible assets, and $100,000 in other costs. Approximately 19 employees were affected by this action. Of the $1.7 million liability recorded in March 2001, $1.2 million remains outstanding as of June 30, 2001. The Company expects to settle these liabilities within the next nine months.

The components of the liabilities related to the second and third quarter special charges are listed below.

Accrual for special charges (in thousands):

                     Balance at   Additional     Cash        Balance at
  Description        March 31,     Charges      Outlays        June 30,
  -----------          2001                                      2001
                     ----------   ----------    ---------    ----------
Termination costs      $ 1,600      $   700      $(1,100)      $ 1,200
Other costs .....          100         --           --             100
                       -------      -------      -------       -------
Total accrual ...      $ 1,700      $   700      $(1,100)      $ 1,300
                       =======      =======      =======       =======

NOTE E - Comprehensive Income

For the three and nine months ended June 30, 2001 and July 1, 2000 comprehensive income consisted of the following (in thousands):

                                             Three Months Ended         Nine Months Ended
                                           -----------------------    -----------------------
                                           June 30,      July 1,       June 30,      July 1,
                                             2001         2000          2001           2000
                                           ---------    ----------    ---------      --------
Comprehensive income:
    Net income ......................      $ 4,318       $ 3,312       $ 6,174       $ 9,517
    Cumulative translation adjustment          216          (236)         (325)         (545)
    Unrealized (loss)gain
    on ..............................         (100)         (206)          306          (206)
    available-for-sale securities
                                           -------       -------       -------       -------
Total comprehensive income ..........      $ 4,434       $ 2,870       $ 6,155       $ 8,766
                                           =======       =======       =======       =======


NOTE F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended                 Nine Months Ended
                                      ----------------------------      ----------------------------
                                         June 30,        July 1,          June 30,         July 1,
                                           2001            2000             2001            2000
                                      -----------      -----------      -----------      -----------
Net income (in thousands) ......      $     4,318      $     3,312      $     6,174      $     9,517
                                      ===========      ===========      ===========      ===========


Weighted-average shares ........       12,500,012       12,404,310       12,455,724       12,460,641

Effect of dilutive securities:
   Put options .................             --               --               --             10,266
   Employee stock options ......          276,508          330,282          360,777          545,600
                                      -----------      -----------      -----------      -----------

Adjusted weighted-average shares
   and assumed conversions .....       12,776,520       12,734,592       12,816,501       13,016,507
                                      ===========      ===========      ===========      ===========

Basic earnings per share .......      $      0.35      $      0.27      $      0.50      $      0.76
                                      ===========      ===========      ===========      ===========

Diluted earnings per share .....      $      0.34      $      0.26      $      0.48      $      0.73
                                      ===========      ===========      ===========      ===========

G. Subsequent Event

     On July 1, 2001, the Company acquired substantially all of the assets of a competing provider of labor management solutions to the U.S. healthcare industry. Cash held in escrow at June 30, 2001, pending the completion of this acquisition, amounted to $10.5 million and included $1.5 million for the prepayment of certain account receivable balances. This acquisition will be accounted using the purchase method of accounting and will not materially impact the Company's results of operations or financial condition. As a result, no pro forma information has been presented.

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

Results of Operations

     Revenues. Revenues for the three and nine months ended June 30, 2001 were $75.1 million and $206.9 million, respectively, as compared to $68.1 million and $194.6 million for the comparable periods in the prior year. Revenue growth in the three and nine months ended June 30, 2001 were 10% and 6%, respectively, as compared to 1% and 7% growth in the comparable periods of the prior year. The revenue growth rate experienced in the third quarter of fiscal 2001 compares favorably to the comparable quarter of the prior year principally due to the unusually low growth rate experienced in the third quarter of fiscal 2000. Although the revenue growth rate experienced in the first nine months of fiscal 2001 is comparable to the growth rate experienced in the same period of the prior year, the revenue growth rate experienced from the second quarter of fiscal 2000 through the first quarter of fiscal 2001 was nominal due principally to the transitory impact on demand for Kronos' products and services as a result of Year 2000 compliance efforts and the broad economic downturn. The revenue growth rates experienced in the second and third quarters of fiscal 2001 have improved in comparison to the preceding four quarters, principally due to demand for Kronos' services. Management believes that demand for Kronos' products and services continues to exist. Although, the revenue growth rate in the fourth quarter is anticipated to be positive, uncertainty exists given the broad economic downturn and the possibility of companies postponing technology spending.

     Product revenues for the quarter increased 2% to $39.5 million as compared to $38.6 million and a product revenue decline of 12% in the third quarter of fiscal 2000. Product revenues for the first nine months of fiscal 2001 declined 1% to $105.6 million compared to $106.8 million and a product revenue decline of 9% in the first nine months of fiscal 2000. The product revenue growth experienced in the third quarter was principally the result of customer demand in Kronos' direct sales channel. Product revenues from Kronos' independent dealer channel in the third quarter of fiscal 2001 were comparable to revenues in the same quarter of the prior year. Management continues to believe that given the increased sophistication of Kronos' products and the related heightened need for pre-sales technological support and other sales support, the dealer channel's sales cycle requires greater management and participation by Kronos. To address this trend, management anticipates expending greater resources to assist the dealer channel in the short term and increasing Kronos' emphasis on direct sales in the longer term.

     Service revenues for the third quarter of fiscal 2001 increased to $35.6 million as compared to $29.5 million in the third quarter of fiscal 2000. Service revenues for the first nine months of fiscal 2001 were $101.3 million as compared to $87.7 million for the first nine months of the prior year. Service revenues grew at a rate of 21% and 15% during the three and nine month periods ended June 30, 2001, respectively. The growth in service revenues in these periods reflects an increase in the level of professional services delivered due to more effective management of resources as compared to the same period in the prior year. The growth in service revenues in the third quarter of fiscal 2001 also reflects an increase in maintenance revenue from expansion of the installed base, increased level of services sold to the installed base and, to a lesser extent, incremental service revenues resulting from Kronos' acquisitions over the past four quarters. Service revenues grew at a rate of 27% and 37% in the three and nine month periods ended July 1, 2000, respectively. The unusually high service revenue growth rate experienced in these periods is attributable to an increase in maintenance revenue from expansion of the installed base due to the accelerated product revenue growth experienced in fiscal 1999 because of demand for new products and upgrades resulting from customers' Year 2000 compliance efforts. Also contributing to the growth in service revenues in these periods were an increase in the level of maintenance contracts and professional services accompanying new and upgrade sales as well as maintenance and professional service revenues resulting from Kronos' acquisitions, including the acquisition of its largest dealer territory in June 1999.

     Gross Profit. Gross profit as a percentage of revenues was 63% and 61% in the three and nine month periods ended June 30, 2001, respectively, compared to 61% in each of the comparable periods in the prior year. The improvement in gross profit in the third quarter was attributable to increases in both product and service gross profit. Product gross profit as a percentage of product revenues was 79% and 77% in the three and nine month periods ended June 30, 2001, respectively, compared to 77% in each of the comparable periods in the prior year. The improvement in product gross profit is principally attributable to product mix. Software, which typically generates higher gross profit, comprised a greater proportion of product revenues in the three and nine month periods ended June 30, 2001 as compared to the same periods in the prior year. However, higher software development amortization and production costs due to lower hardware sales volume partially offset the effect of this favorable mix. Service gross profit as a percentage of service revenues was 46% and 44% in the three and nine month periods ended June 30, 2001, compared to 40% and 42% in the comparable periods of the prior year. The improvement in service gross profit is attributable to increased productivity in the service organization and a reduction in discretionary spending. The improvement in productivity is the result of leveraging investments in service systems and processes coupled with a reduction in headcount to better align costs with revenues.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 55% and 56% for the three and nine month periods ended June 30, 2001, respectively, as compared to 53% for the comparable periods in the prior year. The increase in operating expenses in fiscal 2001 as compared to fiscal 2000 is principally attributable to increased program and infrastructure costs incurred to support increases in business volume and product development efforts. Also contributing to the increase in operating expenses was an increase in the amortization of intangible assets related to acquisitions and the recognition of various special charges related to termination of operations and a reduction in workforce. Sales and marketing expenses as a percentage of revenues were 35% in the three and nine month periods ended June 30, 2001 and July 1, 2000. Engineering, research and development expenses as a percentage of revenues were 12% in the three and nine month periods ended June 30, 2001 as compared to 11% in the comparable periods of the prior year. Engineering expenses of $9.1 million and $7.2 million in the third quarter of fiscal 2001 and 2000, respectively, are net of capitalized software development costs of $3.0 million and $2.4 million, respectively. Engineering expenses of $25.4 million and $21.8 million in the first nine months of fiscal 2001 and 2000, respectively, are net of capitalized software development costs of $8.4 million and $7.2 million, respectively. The growth in engineering, research and development expenses this year resulted from the continuing research, design and development of software and hardware technology, principally related to the Company's Workforce 4.0 product and the 4500 Terminal. General and administrative expenses as a percentage of revenues were 7% in the three and nine month periods ended June 30, 2001 and 6% and 7% for the comparable periods of the prior year. Amortization of intangible assets as a percentage of revenues was 2% and 3% in the three and nine month periods ended June 30, 2001 and July 1, 2000. The increase in amortization expense is principally related to various acquisitions completed in the past four quarters. Kronos amortizes these costs over the assets estimated remaining economic lives. Other income, net is principally attributable to interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio.

     Special Charge. A special charge in the amount of $700,000 was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. The charge is the result of management's effort to streamline operations to better align costs with expected revenues. Kronos anticipates making cash outlays of less than $100,000 relating to this action over the next three months. In the second quarter of fiscal 2001 Kronos recorded a special charge in the amount of $3.0 million related to the termination of Kronos' Crosswinds Technology operations. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the Crosswinds Technology Group as a stand-alone operating unit. The $3.0 million charge consists of $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $100,000 in other costs. Cash outlays of approximately $1.2 million relating to this action are anticipated to be paid over the next nine months. The anticipated pre-tax savings resulting from these actions is a cost reduction, principally salaries, of approximately $1.9 million for the remainder of fiscal 2001 and $7.5 million annually thereafter, excluding amortization of $1.3 million over the next three years.

     Income Taxes. The provision for income taxes as a percentage of pretax income was income tax was 35% in the three and nine month periods ended June 30, 2001, respectively, as compared to 37% in the comparable periods of the prior year. The lower effective income tax rate experienced in fiscal 2001 was principally attributable to tax benefits resulting from Kronos' investment tax credits. Management anticipates the effective income tax rate for the remainder of the fiscal year will be 35%.

     Newly Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     For acquisitions completed prior to June 30, 2001, the Company will apply the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For acquisitions completed after June 30, 2001, the Company will apply the new rules beginning in the fourth quarter of fiscal year 2001. The Company has not yet determined the effect that the application of the non-amortization provisions of the Statements will have on net income. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of October 1, 2001 and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.


Liquidity and Capital Resources

     Working capital as of June 30, 2001, amounted to $19.6 million as compared to $10.7 million at September 30, 2000. During fiscal 2000, working capital was reduced as Kronos funded its investment in its corporate headquarters facility and other property, plant and equipment, as well as the repurchase of common shares under Kronos' stock repurchase program and, to a lesser extent, payments related to acquisitions. Cash, cash equivalents and marketable securities amounted to $68.2 million as of June 30, 2001 and $51.4 million as of September 30, 2000. Included in the cash balance as of June 30, 2001 was $10.5 million that was held in escrow pending the completion of an acquisition in July 2001.

     Cash generated from operations amounted to $34.3 million in the first nine months of fiscal 2001 as compared to $26.7 million in the first nine months of fiscal 2000. The increase in cash generated from operations is principally attributable to increased collection of accounts receivable as well as increased accrued compensation, partially offset by lower earnings and a smaller increase in deferred service revenues as compared to the prior year. Cash used for property, plant and equipment was $4.6 million in the first nine months of fiscal 2001 compared to $17.0 million in the same period of fiscal 2000. Fiscal 2000 investments in property, plant and equipment were principally related to the construction of Kronos' corporate headquarters campus as well as investments in information systems and infrastructure to improve and support expanded operations. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Marketable securities increased by $19.5 million in fiscal 2001 compared to a decrease of $12.6 million in the first nine months of fiscal 2000. Kronos' use of cash for the acquisition of businesses in the first nine months of fiscal year 2001 was principally related to the acquisition of a dealer territory in November 2000 and the April 2001 acquisition of a competing provider of labor management solutions located in Australia. These acquisitions did not have a material impact on revenues or results of operations in the three and nine months ended June 30, 2001. Subsequent to June 30, 2001 Kronos acquired substantially all of the assets of a competing provider of labor management solutions to the U.S. healthcare industry. Management does not anticipate that this acquisition will have a material impact on revenues or results of operations in the fourth quarter. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed.

     Under Kronos' stock repurchase program, Kronos repurchased 171,000 common shares in the first nine months of fiscal 2001 at a cost of $6 million compared to 494,000 common shares at a cost of $21.4 million for the same period in the prior year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was more than sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

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

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and OEMs. In the first nine months of fiscal 2001, approximately 13% of Kronos' revenue was generated through sales to dealers and OEMs. A reduction in the sales efforts of Kronos' major dealers and/or OEMs, the termination or changes in their relationships with Kronos, or the failure of Kronos to monitor and incent its independent dealers and OEMs, could have a material adverse affect on the results of Kronos' operations.

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

PART II.            OTHER INFORMATION

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           None

(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed during the fiscal quarter ended June 30, 2001.

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


August 10, 2001