Form 10-K
period 2001-09-30
KRONOS INC
filed 2001-12-19
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                  For the fiscal year ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from _____________ to ____________

Commission file number          0-20109
                       --------------------------

                              Kronos Incorporated
    ------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         Massachusetts                              04-2640942
----------------------------------           -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                    297 Billerica Road, Chelmsford, MA 01824
         -------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code      (978) 250-9800
                                                   -----------------------

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

                                    Yes X     No
                                       -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                           Non-Affiliate Voting                  Aggregate
    Date                   Shares Outstanding                  Market Value
November 30, 2001              18,772,709                      $809,103,758

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                       Class                    Outstanding Shares
                        Common Stock, $0.01 par
November 30, 2001           value per share                    19,623,032

                      DOCUMENTS INCORPORATED BY REFERENCE.

The Company's definitive proxy statement dated December 19, 2001 for the Annual Meeting of Stockholders to be held on February 7, 2002 (Part III - Items 10,11,12 and 13).

                                     PART I

Item 1.  Business

     Kronos Incorporated (the "Company" or "Kronos") was organized in 1977 as a Massachusetts corporation. The Company develops, manufactures and markets frontline labor management systems that improve workforce productivity and the utilization of labor resources by planning, tracking and analyzing time and activities information about employees, including hourly workers, hourly professionals and salaried professionals. By eliminating the need for manual data collection and data entry, the systems reduce the time needed to collect employee work related information, improve payroll accuracy, and provide time-sensitive labor information to frontline managers. The Company's frontline labor management systems are designed for a wide range of businesses from single-site to large multi-site enterprises. These systems can be purchased or leased from Kronos, or obtained on a subscription basis via the Company's application service provider (ASP) delivery model. Kronos' applications perform time and attendance, employee scheduling, shop floor labor allocation, activity-tracking and labor analytics. Kronos' systems capture information from all employees in the workplace utilizing a variety of user interaction technologies. These technologies include the Internet, desktop applications and intelligent data collection terminals that the Company manufactures, as well as interactive voice response and biometrics. Kronos' application suite can either operate independently in a desktop environment or interface with related applications and technologies at many points throughout the enterprise to enable management to optimize the utilization of labor resources. In addition, the Company maintains an extensive professional service and technical support organization that is responsible for maintaining systems and providing professional and educational services. These services can be provided on site or over the Internet. The Company also collaborates with industry leading vendors that market products and services that are synergistic to Kronos solutions. These collaborations include major enterprise resource planning system (ERPs) providers, manufacturing execution system (MES) providers, and human resources, finance, scheduling and payroll application providers, as well as consulting and systems integration firms. In October 2001, the Company announced its intent to expand beyond the frontline labor management market and enter the licensed Human Resources (HR)/Payroll market. The Company is evaluating various strategies to enter the HR/Payroll market, including purchase of technology and/or establishing an OEM relationship with an HR/Payroll solutions provider. To date, nearly all of the Company's revenues and profits have been derived from its time and attendance applications and related products and services.

     Products

     The software incorporated in Kronos' frontline labor management systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve without the need for expensive custom software coding. The Company offers various products that operate in enterprise or desktop environments and can be accessed through a variety of user interaction technologies. The Company's current products include:


     Workforce CentralTM Suite:
     -------------------------
     A suite of web-based products, for both single-site and enterprise-wide deployment, designed for organizations that need to provide all levels of management with access to real-time information on the labor components of their business. Solutions integrated with the suite include:

o Workforce TimekeeperTM - A Time & Attendance solution that streamlines the management, collection, calculations and distribution of employee hours, and simplifies the control of the labor expense throughout an enterprise. Workforce Timekeeper uses a robust pay rules engine to apply complex work and pay rules accurately and consistently throughout an organization thus eliminating the need for manual timecards and timesheets.

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

o Workforce Smart SchedulerTM - Provides a scheduling engine that offers organizations with complex staffing and scheduling requirements the ability to forecast staffing needs to business volumes, optimize staffing by applying work standards, and provides all levels of management with reporting tools to act on real-time labor information to improve their staffing allocation and optimize costs.

o Workforce DecisionsTM - A labor analytics application that synthesizes information from disparate information systems such as billing, payroll, and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, enables senior and department level management to monitor labor productivity at the department and employee level.


     Timekeeper Central(R)System:
     ---------------------------

     Targeted at small to mid-size businesses or large enterprises that deploy systems site-by-site, the system streamlines the management, collection and distribution of employee hours for payroll, human resources, and other Kronos applications for frontline labor management. The System's rules engine has been developed to accommodate a wide variety of pay policies and work rules correctly and uniformly across the organization. It accepts a wide range of user interaction technologies including data collection devices, native windows applications and the Internet.

     The Company's Timekeeper Central and Workforce Timekeeper systems run on Windows 95, 98, 2000, NT and Citrix. The Workforce Central suite supports a variety of industry-standard databases including Oracle and Microsoft SQL Server.


     Kronos iSeries Central Suite:
     ----------------------------

     A suite of web-enabled products for both single-site and enterprise-wide deployment in IBM iSeries environments. Kronos iSeries Central provides centralized data with decentralized access, allowing all levels of management access to real-time information on the labor component of the business and extending the functionality of ERP systems. Solutions integrated with the suite include:

o Kronos iSeries Timekeeper - A native iSeries server Time & Attendance solution that streamlines the management, collection, calculations and distribution of employee hours, and simplifies the control of labor expenses. Kronos iSeries Timekeeper provides users with a flexible and comprehensive pay rules engine to apply complex work and pay rules accurately and consistently throughout the entire organization eliminating the need for manual timecards and timesheets.

o Kronos iSeries Accruals - provides for control of leave liability, compliance with corporate policies or contracts, and enables employees and supervisors to manage benefit time by automatically calculating and tracking employee leave balances.

o Kronos iSeries Attendance Tracker - allows organizations to automate its no-fault attendance program by capturing lost time exceptions and absences from the Kronos iSeries Timekeeper system and providing real time information to managers for disciplinary management.

o Kronos iSeries Labor Data Collection - captures time, labor, and material usage at every stage of the production process thereby providing managers the tools to improve customer responsiveness, enhance operating efficiency, increase labor productivity, and ensure quality control.

o Kronos iSeries Gate Access - provides a method to control and track access to areas within an organization that require monitoring.


     In addition, the Company offers the following solutions to address customers' specific needs:

ShopTrac Pro(R) - captures real-time information on time, labor, and material usage at every stage of the production process thereby providing managers the tools to improve customer responsiveness, reduce operating costs, increase labor productivity, and ensure quality control. Modules that are integrated with the solution include Time and Attendance, Labor Allocation, Work-in-Process, Quality and Productivity Analysis. Optional modules include Team Tracking and Electronic Scorecard.

Visionware(R) - labor cost management application specifically designed for the healthcare industry that synthesizes information from disparate information systems such as billing, payroll and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, enables senior and department level management to monitor labor productivity at the department and employee level, as well as provides recommendations for both short and longer term staffing decisions by department and employee type.

Timekeeper DecisionsTM - labor analytics application that synthesizes information from disparate information systems such as billing, payroll, and time and attendance and accurately captures, analyzes and reports the information. The information, which can be reported in either graphical or tabular format, enables senior and department level management to monitor labor productivity at the department and employee level.

Kronos IVIS 2000 - easy to use, fully featured employee badging solution that captures employee images and signatures, and stores them with other personnel data. The Kronos IVIS 2000 provides instant on-line identification and verification of employees and produces economical badges that can be utilized by multiple applications using barcodes, magnetic stripes and other technologies. Personnel data can easily be shared with other in-house applications that require the same information.

     Kronos  provides  a  wide  range  of  user   interaction   technologies  to
accommodate various work environments and markets, and to satisfy the price/performance requirements of its customers. These user interaction technologies include:

o Workforce ProfessionalTM and Kronos iSeries Professional Time: Using a standard web browser (e.g. Netscape or Internet Explorer), employers can automate time and labor management for their professional workforce, offering employee self service for routine labor reporting such as entering time worked in a variety of formats, capturing hours worked on various projects or tasks, allocating their time amongst various departments, request time off, and review leave balances and total hours worked.

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

o Workforce ManagerTM: Using a standard web browser or Windows, allows supervisors to schedule their employees, manage time and leave on an exception basis and measure and improve productivity.

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

o Kronos Handpunch: By measuring the unique hand geometry of an employee the product provides for positive identification of employees working in high security or limited access work environments and provides for positive verification of employees for punching in or out of work thereby eliminating buddy punching.

o Kronos iSeries Terminal Entry: Using iSeries, AS/400 or PC based host systems, time and labor data can be collected from local or remote data entry terminals via serial, Ethernet, Token Ring or modem communications in a heterogeneous computing environment.

o Workforce TeleTimeTM and Kronos iSeries TeleTime: Using telephone-based, interactive voice response solutions, enterprise-wide time and labor information can be collected and communicated.

o Kronos iSeries MobileTime: Provides a method for data collection and supervisory review for remote and mobile employees. Kronos iSeries MobileTime improves the speed and efficiency of the remote workforce by allowing the use of Personal Data Assistants (PDAs) to record and transmit labor information to the Kronos iSeries Central system.

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


Marketing and Sales

     Kronos markets and sells its products to the mid-market and enterprise markets in the United States and other countries through its direct sales and support organization and through independent dealers. In addition, to serve smaller businesses, the Company has a joint marketing agreement with ADP, Inc. ("ADP"). The Company recognizes that the information needs of businesses in various industries continue to be increasingly specialized and sophisticated. As a result, the Company's marketing and certain of its field sales personnel are organized into industry specific divisions. These divisions focus on the needs of the manufacturing, healthcare, retail/hospitality and government/education markets. These divisions operate with the following objectives:

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


Direct Sales Organization

     The Company has 46 direct sales and support offices located in the United States. In addition, the Company has three sales and support offices located in Canada, two in the United Kingdom, one in Mexico, five in Australia, one in New Zealand, and one in Brazil. Each direct sales office covers a defined territory, and has sales and support functions. To capitalize on the specialization of the Company's Visionware and ShopTrac Pro products and the focus on mid-market and enterprise prospects, the Company has dedicated Visionware, Discrete Manufacturing, mid-market and enterprise sales teams within its direct sales organization.

     For the fiscal years ended September 30, 2001, 2000, and 1999, the Company's direct sales and support offices in the U.S. generated net revenues of $229.0 million, $210.0 million, and $184.3 million, respectively. For the fiscal years ended September 30, 2001, 2000, and 1999, the Company's international subsidiaries generated net revenues of $23.2 million, $21.2 million, and $20.4 million, respectively. Total assets at the Company's international subsidiaries for these periods were $16.4 million, $15.8 million, and $15.3 million, respectively.


Dealers

     Kronos also markets and sells its products through independent dealers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support and installation services for Kronos' products. There are presently approximately 17 dealers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. dealers for the years ended September 30, 2001, 2000, and 1999 were $17.3 million, $20.1 million, and $30.6 million, respectively. The decrease in revenues in fiscal 2001 and 2000 is principally due to the acquisitions of various dealers during fiscal 2001, 2000 and 1999. Kronos also has dealers in Australia, Bahamas, Bahrain, Barbados, Brazil, Chile, Columbia, Ghana, Guam, Guatemala, Guyana, Jamaica, Lebanon, Mexico, Netherlands Antilles, Netherlands, Norway, Panama, Puerto Rico, South Africa, Singapore, Trinidad, United Kingdom, and Venezuela. Sales to independent international dealers were not material in any of the fiscal years. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.


Original Equipment Manufacturers (OEM)

     The Company has a joint marketing agreement with ADP under which ADP markets proprietary versions of the Company's Timekeeper Central system, Workforce Central(TM) Suite and data collection terminals manufactured by the Company.

     In October 2001, the Company announced its intention to enter the licensed Human Resource (HR)/Payroll market in fiscal 2002. Management does not anticipate that this will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of the Company's major dealers and/or ADP, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.


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


Product Development

     The Company's product development efforts are focused on enhancing the capabilities and increasing the performance of its existing products as well as developing new products and standard interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers, including reaching the professional workforce through the Internet. During fiscal 2001, 2000, and 1999, Kronos' engineering, research and development expenses were $33.3 million, $29.9 million, and $26.8 million, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, including products for the HR/Payroll market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.


Competition

     The frontline labor management industry is highly competitive. The number of competitors is also increasing as applications and systems providers in related industries, such as human resources management, payroll processing and ERP enter the market. Technological changes such as those allowing for increased use of the Internet have also resulted in new entrants in the market. Although the Company believes it has core competencies that are not easily obtainable by competitors, maintaining the Company's competitive advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

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

     The Company has registered trademarks for Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, ShopTrac Pro, the ShopTrac logo, Start.Time, Keep.Trac, Solution In A Box, Visionware and the Company's logo in the United States. In addition, Kronos eCentral, Timekeeper Web, Kronos Connect, My Genies, FasTrack, Workforce
Accruals, Workforce Activities, Workforce Central, Workforce Decisions, Workforce Express, Workforce Genie, Workforce Scheduler, Workforce Smart Scheduler, Workforce Manager, Workforce MobileTime, Workforce TeleTime, Workforce Timekeeper and Workforce Web are trademarks of the Company. Certain trademarks have been obtained or are in process in various foreign countries.


Manufacturing and Sources of Supply

     The duplication of the Company's software and the printing of documentation are outsourced to suppliers. The Company currently has two suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. The Company's data collection terminals are assembled from the printed circuit board level in its facility in Chelmsford, Massachusetts. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. Kronos intends to complete development and release an alternative hardware product during fiscal 2002 that is anticipated to have the same reliance on single suppliers. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results.


Employees

     As of November 30, 2001, the Company had 2,009 employees. None of the Company's employees are represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.


Item 2.  Properties

     The Company owns its 129,000 square foot corporate headquarters facility and leases approximately 195,000 square feet in two additional facilities, all located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these leased facilities. The Company additionally leases 59 sales and support offices located throughout North America, Europe, Australia and South America. The Company's aggregate rental expense for all of its facilities in fiscal 2001 was approximately $8.7 million. The Company considers its facilities to be adequate for its current requirements and that additional space will be available as needed in the future.


Item 3.  Legal Proceedings

     From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      Executive Officers of the Registrant

Name                    Age                      Position

Mark S. Ain              58     Chief Executive Officer and Chairman

W. Patrick Decker        54     President and Chief Operating Officer

Aron J. Ain              44     Vice President, Worldwide Sales and Service

Paul A. Lacy             54     Vice President, Finance and Administration,
                                Treasurer and Clerk

Laura L. Woodburn        54     Vice President, Engineering

Lloyd B. Bussell         56     Vice President, Manufacturing

James Kizielewicz        42     Vice President, Marketing

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

     The sales prices have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid November 15, 2001 to stockholders of record as of November 5, 2001.


     The Company's common stock is traded on the Nasdaq National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 2001 and 2000. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                  2001
                                                 -----------------------------------
Fiscal                                                    High                 Low
------------------------------------------------------------------------------------
First quarter ........................            $      28.167        $      19.083
Second quarter .......................                   26.750               18.167
Third quarter ........................                   30.667               16.709
Fourth quarter .......................                   35.667               22.833

                                                                  2000
                                                 -----------------------------------
Fiscal                                                    High                 Low
------------------------------------------------------------------------------------
First quarter ........................            $      42.667        $      23.833
Second quarter .......................                   53.333               15.500
Third quarter ........................                   23.333               14.000
Fourth quarter .......................                   27.333               16.833



HOLDERS

     On November 30, 2001 there were approximately 4,500 shareholders of record of the Company's common stock.


DIVIDENDS

     The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

         Item 6. Selected Financial Data

     The  following   table  data  should  be  read  in  conjunction   with  the
consolidated financial statements and notes thereto.


Financial Highlights                               In thousands, except share data

                                                        Year Ended September 30,
                                        ----------------------------------------------------
                                          2001       2000       1999       1998       1997
                                        --------   --------   --------   --------   --------
Operating Data:
     Net revenues ...................   $292,947   $269,607   $254,298   $202,469   $170,538
     Net income .....................   $ 16,504   $ 15,701   $ 22,378   $ 14,720   $ 11,272

     Net income per common share (1):
         Basic ......................   $   0.88   $   0.84   $   1.19   $   0.79   $   0.61
         Diluted ....................   $   0.85   $   0.81   $   1.14   $   0.77   $   0.60

Balance Sheet Data:
     Total assets ...................   $284,814   $239,489   $228,243   $163,861   $129,132

(1) The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on November 15, 2001 to stockholders of record as of November 5, 2001.


Selected Quarterly Financial Data        In thousands, except share data

                                             Three Months Ended (1)
                                   -------------------------------------------
                                   Sept. 30,  June 30,   March 31,   Dec. 30,
                                     2001     2001 (2)   2001 (2)      2000
                                   ---------  --------   ---------   --------
Net revenues ...................   $ 86,001   $ 75,120   $ 67,073    $ 64,753
Gross profit ...................   $ 56,117   $ 47,615   $ 39,303    $ 39,233
Net income (loss) ..............   $ 10,330   $  4,317   $   (932)   $  2,789

Net income (loss) per share (3):
                       Basic ...   $   0.54   $   0.23   $  (0.05)   $   0.15
                       Diluted .   $   0.52   $   0.23   $  (0.05)   $   0.15


                                         Three Months Ended (1)
                                 -------------------------------------
                                 Sept. 30, July 1,   April 1,  Jan. 1,
                                   2000     2000       2000     2000
                                 --------- -------   --------  -------
Net revenues .................   $75,040   $68,133   $61,826   $64,608
Gross profit .................   $47,045   $41,591   $37,260   $40,062
Net income ...................   $ 6,184   $ 3,312   $ 1,955   $ 4,250

Net income per share (3):
                       Basic     $  0.33   $  0.18   $  0.10   $  0.23
                       Diluted   $  0.32   $  0.17   $  0.10   $  0.21


(1) The Company follows a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on a Saturday. The last month of the fiscal year always ends on September 30.

(2)  In the periods  ended  March 31 and June 30,  2001,  the  Company  recorded
     special   charges  in  the  amount  of  $3.0   million  and  $.7   million,
     respectively.

(3) The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on November 15, 2001 to stockholders of record as of November 5, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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


Results of Operations

     Revenues. Revenues amounted to $292.9 million, $269.6 million and $254.3 million in fiscal 2001, 2000 and 1999, respectively. Annual revenue growth amounted to 9% in fiscal 2001, 6% in fiscal 2000 and 26% in fiscal 1999. The revenue growth rate experienced in fiscal 1999 was accelerated due to demand for new products, product upgrades and related services resulting from customers' Year 2000 compliance efforts.

     Product revenues amounted to $153.1 million, $152.1 million and $164.3 million in fiscal 2001, 2000 and 1999, respectively. Product revenues increased 1% in fiscal 2001 as compared to a decrease of 7% in fiscal 2000, and growth of 22% in fiscal 1999. During fiscal 2001, and principally during the last three quarters of the fiscal year, Kronos experienced increased product sales volume and product revenue growth as a result of customer demand for platform and capacity upgrades from existing customers and demand for Kronos' new products. Contributing to the demand were product upgrades from existing customers using DOS and Unix products for which maintenance support was discontinued effective October 31, 2001. Whereas Kronos benefited from an accelerated sales cycle during fiscal 1999 due to customers' Year 2000 compliance efforts, it experienced a more lengthened sales cycle during fiscal 2000 that resulted in a product revenue decrease. The extension of the sales cycle during fiscal 2000 was attributable to the combination of customers delaying investment in new applications after the significant investments made in preparation for the Year 2000 and increased complexity in the sales process for Kronos products and services. The increased complexity in the sales process can be attributed to factors including more complex product technology and an increase in average transaction size.

     Service revenues amounted to $139.9 million, $117.5 million and $90.0 million in fiscal 2001, 2000 and 1999, respectively. Service revenues grew by 19% in fiscal 2001 as compared to 31% and 34% in fiscal 2000 and 1999, respectively. Service revenues amounted to 48%, 44% and 35% of total revenues in fiscal 2001, 2000 and 1999, respectively. The growth in service revenues in all periods reflects an increase in maintenance revenue from expansion of the installed base and the level of services sold to the installed base, as well as an increase in the level of professional services accompanying new and upgrade sales. The expansion of the installed base results from the cumulative effect of adding new sales to the base, and the acquisition of dealers and other companies. The increase in the level of services sold to the installed base is principally attributable to the upgrade of existing customers to Kronos' new products. Upgrade sales generally result in an increased level of maintenance and professional service revenues. Acquisitions provided approximately $5.0 million, $8.5 million and $5.0 million of incremental service revenues in fiscal 2001, 2000 and 1999, respectively. The growth in fiscal 2001 service revenues also reflects the increase in delivery of professional services resulting from improving the efficiency of Kronos' service organization. As the installed base continues to grow, management anticipates that the proportion of service revenues to total revenues will continue to grow in fiscal 2002.

     International revenues, which include revenues from Kronos' international subsidiaries and sales to independent international dealers, amounted to $25.6 million, $24.1 million and $22.3 million in fiscal 2001, 2000 and 1999, respectively. International revenues amounted to 9% of total revenues in all fiscal years presented. International revenues grew by 6% and 8% in fiscal 2001 and 2000, respectively, as compared to 39% in fiscal 1999. The higher growth rate experienced in fiscal 1999 was partially due to demand for new products, product upgrades and related services resulting from customers' Year 2000 compliance efforts as well as the result of lower than anticipated revenue from international operations in fiscal 1998 due to Kronos' initiatives to strengthen subsidiary management and to position the subsidiaries sales organizations to better penetrate their respective markets.

     Gross Profit. Gross profit as a percentage of revenues was 62% in fiscal 2001 and 2000 as compared to 64% in fiscal 1999. Gross profit as a percentage of revenues in fiscal 2001 was favorably impacted by improvements in both product and service gross margin, offsetting the effect of a higher proportion of service revenues. The decrease in gross profit as a percentage of revenues in fiscal 2000 as compared to fiscal 1999 was directly attributable to the decrease in product revenues in that year. Service revenue, which generates lower gross margin, has grown faster than product revenue and represents a greater proportion of total revenue in fiscal 2001 and 2000 as compared to fiscal 1999.

     Product gross profit as a percentage of product revenues was 78% in fiscal 2001 as compared to 77% in fiscal 2000 and 1999. The improvement in product gross margin in fiscal 2001 is principally attributable to favorable product mix. Software, which typically generates higher gross profit, was a greater proportion of product revenues during fiscal 2001 as compared to prior years. The software component of product revenue increased to 60% of total product revenues in fiscal 2001 as compared to 54% and 49% in fiscal 2000 and 1999, respectively. Higher software development amortization and higher production costs due to lower hardware sales volume partially offset the favorable product mix effect.

     Service gross profit as a percentage of service revenues was 45% in fiscal 2001 as compared to 42% and 41% in fiscal 2000 and 1999, respectively. The improvement in service gross profit in each of the periods is primarily attributable to improving the efficiency in the delivery of services by leveraging investments in service systems and web-based self-service offerings, centralizing the software support function as well as reducing the number of product versions requiring support. In addition, Kronos has also focused on reducing discretionary spending and strengthening its billing practices for professional services, which has also improved service gross profit.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 54% in fiscal 2001 as compared to 52% and 51% in fiscal 2000 and 1999. The increase in net operating expenses as a percentage of revenues in fiscal 2001 is attributable to special charges described below. Sales and marketing expenses as a percentage of revenues were 34% in all fiscal years presented. Sales and marketing expenses were $99.5 million, $92.3 and $85.3 million in fiscal 2001, 2000 and 1999, respectively. The increase in sales and marketing expenses in all periods principally relates to increased business volume, and to a lesser extent, the impact of converting Kronos' dealer operations to direct sales operations. Engineering, research and development expenses as a percentage of revenues were 11% in all fiscal years presented. Engineering, research and development expenses were $33.3 million, $29.9 million and $26.8 million in fiscal 2001, 2000 and 1999, respectively. These expenses are net of capitalized software development costs of $11.7 million, $9.8 million and $8.8 million, respectively. The growth in engineering, research and development expenses in fiscal 2001 resulted principally from the development of new web-based software applications and hardware products. The growth in engineering, research and development expenses in fiscal 2000 resulted principally from the development and integration of new products and acquired technologies. Increased spending in engineering, research and development reflects Kronos' commitment to new product development and further enhancement of existing products.

     General and administrative expenses were $18.5 million, $17.8 million and $15.5 million in fiscal 2001, 2000 and 1999, respectively. As a percentage of revenues, general and administrative expenses were 6% in fiscal 2001 as compared to 7% and 6% in fiscal 2000 and 1999, respectively. Amortization of intangible assets as a percentage of revenues was 3% in fiscal 2001 as compared to 2% in fiscal 2000 and 1999. The increase in amortization expense is related to acquisitions completed during fiscal 2001 and 2000. Kronos amortizes these costs over the estimated remaining economic lives of the assets. However, as discussed below, for acquisitions completed subsequent to June 30, 2001, Kronos has applied new rules on accounting for business combinations, goodwill and other intangible assets. Other income, net as a percentage of revenues were 2% in fiscal 2001 and 2000 as compared to 1% in fiscal 1999. Other income, net is principally interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio.

     Special Charge. A special charge in the amount of $3.0 million related to the termination of Kronos' Crosswinds Technology operations was recorded in the second quarter of fiscal 2001. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the stand-alone operating unit. Revenues in the first six months of fiscal 2001 generated by the Crosswinds Technology Group were not material. The $3.0 million charge consists of $1.6 million in termination costs, $1.3 million for the write off of all related intangible assets and $0.1 million in other costs. Cash outlays of approximately $0.5 million relating to this action are anticipated to be paid over the next six months. In addition, in order to streamline operations to better align costs with expected revenues, a special charge in the amount of $0.7 million was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. The workforce reductions resulted in a pre-tax savings of $3.1 million in fiscal 2001 and is expected to result in annual savings of $7.5 million going forward.

     Newly Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 (the "Statements"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     For acquisitions completed prior to June 30, 2001, Kronos anticipates that it will apply the new rules on accounting for business combinations, goodwill and other intangible assets beginning in the first quarter of fiscal 2002. For acquisitions completed after June 30, 2001, Kronos has applied the rules, as they relate to no longer amortizing goodwill and indefinite lived intangible assets, beginning in the fourth quarter of fiscal 2001 as required by the Statements. Kronos expects that the effect of the application of the non-amortization provisions of the Statements will result in an increase in net income of $3.7 million, or $.19 per diluted share, in fiscal 2002. During fiscal 2002, Kronos will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001. Kronos has not currently determined what effect, if any, these impairment tests may have on its earnings and financial position.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 35%, 36% and 35% in fiscal 2001, 2000 and 1999, respectively. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, amortization of goodwill for tax purposes and state income taxes.


Liquidity and Capital Resources

     Working capital as of September 30, 2001 amounted to $11.1 million as compared with $10.7 million at September 30, 2000. Cash, cash equivalents and marketable securities at September 30, 2001 increased to $68.8 million from $51.4 million at September 30, 2000. Cash provided by operations amounted to $54.4 million in fiscal 2001 as compared to $44.0 million and $55.4 million in fiscal 2000 and 1999, respectively. The increase in operating cash flows in fiscal 2001 is principally attributable to increased accrued compensation and collection of accounts receivable from trade customers as well as the net effect of changes to Kronos' deferred tax asset related to multi-year maintenance contracts. These factors are partially offset by a reduced rate of increase in Kronos' deferred maintenance and professional service revenues. The decrease in operating cash flows in fiscal 2000 was principally attributable to a reduced rate of increase in Kronos' deferred maintenance and professional service revenues, lower earnings and related compensation accruals, as well as the use of cash for guaranteed acquisition related payments due during fiscal 2000. Partially offsetting these items were cash flows from increased collection of accounts receivable from trade customers and a reduced rate of investment in Kronos' lease portfolio. Also contributing to the increase in operating cash flows in all periods presented were non-cash charges related to depreciation and amortization. It is Kronos' policy to bill accompanying professional services and maintenance contracts when the product is invoiced. Kronos has experienced growth in deferred maintenance and professional service revenues in all periods presented as the result of the expansion of the installed base and an increase in the level of professional services accompanying new sales and sales to Kronos' existing customer base.

     Kronos' investment in property, plant and equipment in all periods presented includes investments in information systems and infrastructure to improve and support expanding operations. In fiscal 2000 and 1999 Kronos' investment included the development and construction of its corporate headquarters campus. Kronos' use of cash for the acquisition of businesses in all fiscal years is principally related to acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions. These acquisitions did not have a material impact on results of operations in any of the periods presented. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Marketable securities increased by $4.0 million in fiscal 2001 compared to a decrease of $14.1 million in fiscal 2000 and an increase of $20.3 million in fiscal 1999.

     Under Kronos' stock repurchase program, Kronos has repurchased 354,675, 783,000 and 567,525 common shares in fiscal 2001, 2000 and 1999, respectively, at a cost of $8.7 million, $22.4 million and $14.2 million, respectively. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. In addition, Kronos repurchases common stock from employees in connection with the exercise of stock options. Cash provided by operations was more than sufficient to fund investments in property, plant and equipment, capitalized software development costs, acquisitions of businesses and stock repurchases in fiscal 2001, 2000 and 1999. Kronos believes it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions and stock repurchases, if any, for the foreseeable future.


Certain Factors That May Affect Future Operating Results

     Except for historical matters, the matters discussed in the Annual Report and/or Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Kronos desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties.

     The following important factors, among others, could cause actual operating results to differ materially from those indicated by forward-looking statements made in this Annual Report and/or Form 10-K and presented elsewhere by management from time to time.

     Potential Fluctuations in Results. Kronos' operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may be affected as a result of a variety of factors, including the timing of the introduction of new products and product enhancements by Kronos and its competitors, market acceptance of new products, general economic conditions, the purchasing patterns of Kronos' customers, the strategy employed by Kronos to enter the Human Resource(HR)/Payroll market, the mix of products and services sold, and competitive pricing pressure. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while Kronos has contracts to supply systems to certain customers over an extended period of time, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

     Events of September 11, 2001. No Kronos employees were lost or injured, and no Kronos properties or records were damaged, as a result of the terrorist attacks that occurred in the United States on September 11, 2001. Although operations during that week were hampered by the temporary disruption of the transportation and communications infrastructure as well as the general impact on business activity, management does not believe the impact has been material to date. However, at this time, it is not possible to predict the long-term impact of these events, or the domestic and foreign response, on either our industry as a whole or on our operations and financial condition in particular.

     Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for frontline labor management systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its product offerings and to develop new products and interfaces, including products for the HR/Payroll market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

     Dependence on Time and Attendance Product Line. To date, more than 90% of the Kronos' revenues have been attributable to sales of time and attendance systems and related services. Although Kronos has announced its intention to enter the licensed HR/Payroll market in fiscal 2002, Kronos expects that its dependence on the time and attendance product line for revenues will continue in the next fiscal year. Competitive pressures or other factors could cause Kronos' time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and an OEM. In fiscal 2001, approximately 14% of Kronos' revenue was generated through sales to dealers and the OEM. Management does not anticipate that its intention to enter the HR/Payroll market will have a negative impact on its relationship with its OEM. However, a reduction in the sales efforts of Kronos' major dealers and/or its OEM, or termination or changes in their relationships with the Kronos, could have a material adverse affect on the results of Kronos' operations.

     Competition. The frontline labor management industry and the HR/Payroll market are highly competitive. The number of competitors is also increasing as applications and systems providers such as human resources management, payroll processing and enterprise resource planning (ERP), enter these markets. Technological changes such as those allowing for increased use of the Internet have also resulted in new entrants into the markets. Although Kronos believes it has core competencies that are not easily obtainable by competitors, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development, marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share.

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

     Reliance on Key Vendors. Kronos depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, Kronos' ability to release competitive products in a timely manner could be adversely impacted. Also, certain parts and components used in Kronos' hardware products are purchased from single suppliers. Kronos has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide Kronos with the highest quality product at a competitive price on a timely basis. Kronos intends to complete development and release an alternative hardware product during fiscal 2002 that is anticipated to have the same reliance on single suppliers. While Kronos has to date been able to obtain adequate supplies of these parts and components, Kronos' inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments that could have a material adverse affect on Kronos' results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2001, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 2001, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following
Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 5 through 7 of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on February 7, 2002 under the caption "Election of Directors."

Item 11. Executive Compensation

     Incorporated by reference from pages 7 through 14 of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on February 7, 2002 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from pages 3 through 4 of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on February 7, 2002 under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

     Information related to executive officers' retention agreements is incorporated by reference from pages 9 through 12 of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on February 7, 2002 under the caption "Report of Compensation Committee." Information related to related-party transactions is incorporated by reference from page 13 of the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on February 7, 2002 under the caption "Certain Transaction."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Related Transactions

(a) The following are filed as a part of this report:

    1.  Financial Statements                                               Page
                                                                           ----

        Consolidated Statements of Income for the Years Ended               F-1
           September 30, 2001, 2000 and 1999

        Consolidated Balance Sheets as of September 30, 2001 and 2000       F-2

        Consolidated Statements of Shareholders' Equity for
           the Years Ended September 30, 2001, 2000 and 1999                F-3

        Consolidated Statements of Cash Flows for the Years Ended
           September 30, 2001, 2000 and 1999                                F-4

        Notes to Consolidated Financial Statements                          F-5

        Report of Ernst & Young LLP, Independent Auditors                   F-22

    2.  Financial Statement Schedules

Information required by schedule II is shown in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


    3.  Exhibits

Exhibit
  No.             Description
-------           -----------

3.1(10)           Restated Articles of Organization of the Registrant, as
                  amended.
3.2*              Amended and Restated By-laws of the Registrant.
4*                Specimen Stock Certificate.
10.1*(11)         1986A Stock Option Plan.
10.2(10)(11)      1992 Equity Incentive Plan, as amended and restated.
10.3(9)(12)       1992 Employee Stock Purchase Plan, as amended and restated.
10.4(3)           Lease dated November 16, 1993, between Teachers Realty
                  Corporation and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(5)           Lease dated August 8, 1995, between Principal Mutual Life
                  Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(8)           Fleet Bank Letter Agreement and Promissory Note dated January
                  1, 1997, relating to amendment of $3,000,000 credit facility.
10.7(14)          Restated Software License & Support & Hardware Purchase
                  Agreement dated September 25, 2000 between ADP, Inc. and the
                  Registrant.
10.8*             Sales Agreement dated December 6, 1990, between Integrated
                  Design, Inc. and the Registrant.
10.8.1(6)         Amendment dated November 2, 1995 to Sales Agreement dated
                  December 6, 1990, between  Integrated Design, Inc. and the
                  Registrant.
10.8.2            Amendment dated October 8, 1999 to Sales Agreement dated
                  December 6, 1990 between Integrated Design, Inc. and the
                  Registrant.
10.9*             Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.10(12)         Lease Agreement Between W/9TIB Real Estate Limited
                  Partnership, as Landlord, and Kronos Incorporated, as Tenant
                  Dated 2/26/99
10.11(12)         Construction Agreement Between Cranshaw Construction of New
                  England Limited Partnership and Kronos Incorporated Dated
                  March 10, 1999.

Exhibit
  No.             Description
-------           -----------

10.12(12)         Agreement of Purchase and Sale Beyond Between W/9TIB Real
                  Estate Limited Partnership and Kronos Incorporated  Dated
                  March 29, 1999.
10.13(11)         Form of Senior Executive Retention Agreement.
21                Subsidiaries of the Registrant.
23                Consent of Independent Auditors.


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

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, ShopTrac Pro the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box, Visionware and the Company's logo are registered trademarks of the Company. DKC/Datalink, Timekeeper Web, HyperFind, Kronos 2100, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Community Computer, Tempo and the Tempo logo, Kronos Connect, FasTrack, Workforce Central and the Workforce Central logo, Workforce Timekeeper, Workforce Activities, Workforce Smart Scheduler, Workforce Manager, Workforce Accruals, Workforce Web, Workforce TeleTime, Workforce Express, Workforce Scheduler, Workforce Decisions and Prism are trademarks of the Company. IBM is a registered trademark of, and iSeries AS and AS/400 are trademarks of, International Business Machines Corporation Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Microsoft, Windows, and Windows 95 are registered trademarks of, and Windows NT is a trademark of, Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Informix is a registered trademark of Informix Software, Inc. PeopleSoft is a registered trademark of PeopleSoft, Inc. Baan is a trademark of Baan Development B.V. Honeywell is a registered trademark of Honeywell, Inc. J.D. Edwards is a registered trademark of J.D. Edwards and Company. Lawson is a registered trademark of Lawson Associates, Inc. SAP is a trademark of SAP AG. Citrix is a registered trademark of Citrix Systems Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2001.

                               KRONOS INCORPORATED

                                               By  /s/ Mark S. Ain
                                           ----------------------------
                                                  Mark S. Ain
                                             Chief Executive Officer
                                            and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 2001.

      Signature                              Capacity
      ---------                              --------

/s/ Mark S. Ain                      Chief Executive Officer
-----------------------------        and Chairman of the Board
      Mark S. Ain                    (Principal Executive Officer)


/s/ Paul A. Lacy                     Vice President, Finance and Administration
-----------------------------        (Principal Financial and Accounting
      Paul A. Lacy                    Officer)



/s/ W. Patrick Decker                Director, President and Chief Operating
-----------------------------        Officer
      W. Patrick Decker


/s/ Richard J. Dumler
-----------------------------        Director
      Richard J. Dumler


/s/ D. Bradley McWilliams            Director
-----------------------------
      D. Bradley McWilliams


/s/ Lawrence Portner                 Director
-----------------------------
      Lawrence Portner


/s/ Samuel Rubinovitz                Director
-----------------------------
      Samuel Rubinovitz



Consolidated Statements of Income                                              In thousands, except share data


Year Ended September 30,                                                           2001            2000            1999
                                                                            -------------    ------------    ------------
Net revenues:
    Product ..............................................................   $    153,054    $    152,122    $    164,340
    Service ..............................................................        139,893         117,485          89,958
                                                                             ------------    ------------    ------------
                                                                                  292,947         269,607         254,298
Cost of sales:
    Product ..............................................................         34,245          35,119          37,507
    Service ..............................................................         76,434          68,530          53,292
                                                                             ------------    ------------    ------------
                                                                                  110,679         103,649          90,799
                                                                             ------------    ------------    ------------
        Gross profit .....................................................        182,268         165,958         163,499
Operating expenses and other income:
    Sales and marketing ..................................................         99,546          92,254          85,283
    Engineering, research and development ................................         33,333          29,889          26,802
    General and administrative ...........................................         18,520          17,771          15,502
    Amortization of excess of costs over net assets of businesses acquired          7,557           6,491           4,384
    Other income, net ....................................................         (5,768)         (4,980)         (2,952)
    Special charge .......................................................          3,689            --              --
                                                                             ------------    ------------    ------------
                                                                             ------------    ------------    ------------
                                                                                  156,877         141,425         129,019
                                                                             ------------    ------------    ------------

        Income before income taxes .......................................         25,391          24,533          34,480
Provision for income taxes ...............................................          8,887           8,832          12,102
                                                                             ------------    ------------    ------------
                                                                             ------------    ------------    ------------
        Net income .......................................................   $     16,504    $     15,701    $     22,378
                                                                             ============    ============    ============

Net income per common share:
        Basic ............................................................   $       0.88    $       0.84    $       1.19
                                                                             ============    ============    ============
        Diluted ..........................................................   $       0.85    $       0.81    $       1.14
                                                                             ============    ============    ============

Weighted average common shares outstanding:
        Basic ............................................................     18,756,510      18,644,007      18,822,092
                                                                             ============    ============    ============
        Diluted ..........................................................     19,346,328      19,422,512      19,663,847
                                                                             ============    ============    ============

          See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets                                                        In thousands, except share data


September 30,                                                                                 2001         2000
                                                                                           ---------    ---------

                                       ASSETS
Current assets:
     Cash and equivalents ..............................................................   $  36,561    $  23,201
     Marketable securities .............................................................      13,812       10,788
     Accounts receivable, less allowances of $7,151 in 2001 and $6,986 in 2000 .........      75,295       71,493
     Deferred income taxes .............................................................       6,655        5,916
     Other current assets ..............................................................      15,819       13,750
                                                                                           ---------    ---------
            Total current assets .......................................................     148,142      125,148

Property, plant and equipment, net .....................................................      36,016       37,082
Marketable securities ..................................................................      18,400       17,450
Excess of cost over net assets of businesses acquired, net .............................      51,169       29,421
Deferred software development costs, net ...............................................      17,144       13,788
Other assets ...........................................................................      13,943       16,600
                                                                                           ---------    ---------
            Total assets ...............................................................   $ 284,814    $ 239,489
                                                                                           =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................   $   7,272    $   8,278
     Accrued compensation ..............................................................      26,932       19,879
     Accrued expenses and other current liabilities ....................................      16,073       14,339
     Deferred professional service revenues ............................................      29,740       23,451
     Deferred maintenance revenues .....................................................      57,053       48,483
                                                                                           ---------    ---------
            Total current liabilities ..................................................     137,070      114,430

Deferred maintenance revenues ..........................................................      12,054       15,814
Other liabilities ......................................................................       4,674        1,455

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares
        issued and outstanding .........................................................        --           --
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 19,154,138
        and 18,952,092 shares issued at September 30, 2001 and 2000, respectively ......         192          190
     Additional paid-in capital ........................................................      20,548       23,778
     Retained earnings .................................................................     114,348       97,844
     Cost of Treasury Stock (95,787 shares and 465,057 shares at September 30, 2001
        and 2000, respectively) ........................................................      (2,588)     (12,656)
     Accumulated other comprehensive income (loss):
        Foreign currency translation ...................................................      (1,796)      (1,278)
        Net unrealized gain (loss) on available-for-sale investments ...................         312          (88)
                                                                                           ---------    ---------
                                                                                              (1,484)      (1,366)

            Total shareholders' equity .................................................     131,016      107,790
                                                                                           ---------    ---------
            Total liabilities and shareholders' equity .................................   $ 284,814    $ 239,489
                                                                                           =========    =========

          See accompanying notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity

                                                                             In thousands
                                                                                          Accumulated
                                                                                          Other
                                                                                          Comprehen-
                                                      Common Stock   Additional           sive      Treasury Stock
                                                     --------------   Paid-in   Retained  Income   ----------------
                                                     Shares  Amount   Capital   Earnings  (Loss)   Shares    Amount     Total
                                                     --------------  ---------- --------  -------- ----------------   ---------
Balance at September 30, 1998 .......................  18,699  $187  $ 29,513   $ 59,765  $(1,162)    69   $ (1,100)  $  87,203

 Net income .........................................    --     --       --       22,378     --     --         --        22,378
 Foreign currency translation .......................    --     --       --         --        825   --         --           825
                                                                                                                      ---------
   Comprehensive income .............................    --     --       --         --       --     --         --        23,203
 Proceeds from exercise of stock options ............     179     2    (3,098)      --       --     (357)     6,916       3,820
 Proceeds from employee stock purchase plan .........      74     1       955       --       --      (63)     1,133       2,089
 Purchase of treasury stock .........................    --     --       --         --       --      639    (15,710)    (15,710)
 Tax benefit  from the exercise
      of stock options ..............................    --     --      3,462       --       --     --         --         3,462
 Proceeds from sale of put options ..................    --     --        191       --       --     --         --           191
                                                       ------  ----    ------     ------    ------  -----    -------  ---------

 Balance at September 30, 1999 ......................  18,952   190    31,023     82,143     (337)   288     (8,761)    104,258

 Net income .........................................    --     --       --       15,701     --     --         --        15,701
 Foreign currency translation .......................    --     --       --         --       (941)  --         --          (941)
 Net unrealized loss on available-for-sale securities    --     --       --         --        (88)  --         --           (88)
                                                                                                                      ---------
   Comprehensive income .............................    --     --       --         --       --     --         --        14,672
 Proceeds from exercise of stock options ............    --     --    (10,829)      --       --     (500)    15,466       4,637
 Proceeds from employee stock purchase plan .........    --     --     (1,384)      --       --     (141)     4,144       2,760
 Purchase of treasury stock .........................    --     --       --         --       --      818    (23,505)    (23,505)
 Tax benefit from the exercise
      of stock options ..............................    --     --      4,799       --       --     --         --         4,799
 Proceeds from sale of put options ..................    --     --        169       --       --     --         --           169
                                                       ------  ----    -------    ------   -------  ----    -------   ---------

Balance at September 30, 2000 .......................  18,952   190    23,778     97,844   (1,366)   465    (12,656)    107,790

 Net income .........................................    --     --       --       16,504     --     --         --        16,504
 Foreign currency translation .......................    --     --       --         --       (518)  --         --          (518)
 Net unrealized gain on available-for-sale securities    --     --       --         --        400   --         --           400
                                                                                                                      ---------
   Comprehensive income .............................                                                                    16,386

 Proceeds from exercise of stock options ............     202     2    (6,659)      --       --     (594)    15,560       8,903
 Proceeds from employee stock purchase plan .........    --     --     (2,053)      --       --     (218)     5,534       3,481
 Purchase of treasury stock .........................    --     --       --         --       --      443    (11,026)    (11,026)
 Tax benefit from the exercise
      of stock options and other ....................    --     --      5,482       --       --     --         --         5,482
                                                       ------  ----  --------   --------  -------   ----   --------   ---------

Balance at September 30, 2001 .......................  19,154  $192  $ 20,548   $114,348  $(1,484)    96   $ (2,588)  $ 131,016
                                                       ======  ====  ========   ========  =======   ====   ========   =========

          See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows                                                        In thousands


Year Ended September 30,                                                             2001        2000        1999
                                                                                   --------    --------    --------
Operating activities:
     Net income ................................................................   $ 16,504    $ 15,701    $ 22,378
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
          Depreciation .........................................................      8,299       7,756       7,856
          Amortization of excess of costs over net assets of businesses acquired      7,557       6,491       4,384
          Amortization of deferred software development costs ..................      8,312       8,191       6,159
          Deferred income taxes ................................................      1,976      (3,860)     (3,031)
          Changes in certain operating assets and liabilities:
             Accounts receivable, net ..........................................     (1,835)     (3,936)    (15,765)
             Deferred maintenance revenues .....................................        771       4,149      20,899
             Accounts payable, accrued compensation
             and other liabilities .............................................      8,289       5,199      17,507
             Long term investment in leases ....................................       (692)      1,283      (4,974)
             Non-cash portion of special charge ................................      1,753        --          --
             Other .............................................................     (2,043)     (1,822)     (3,466)
          Tax benefit from exercise of stock options ...........................      5,482       4,799       3,462
                                                                                   --------    --------    --------
             Net cash and equivalents provided by operating activities .........     54,373      43,951      55,409
Investing activities:
     Purchase of property, plant and equipment .................................     (6,976)    (19,718)    (16,222)
     Capitalization of software development costs ..............................    (11,668)     (9,761)     (8,836)
     (Increase) decrease in marketable securities ..............................     (3,974)     14,055     (20,253)
     Acquisitions of businesses, net of cash acquired ..........................    (19,506)     (9,009)    (10,260)
                                                                                   --------    --------    --------
             Net cash and equivalents used in investing activities .............    (42,124)    (24,433)    (55,571)
Financing activities:
     Net proceeds from exercise of stock options and
       employee purchase plans .................................................     12,384       7,397       5,909
     Purchase of treasury stock ................................................    (11,026)    (23,505)    (15,710)
     Proceeds from sale of put options .........................................       --           169         191
                                                                                   --------    --------    --------
             Net cash and equivalents provided by (used in) financing activities      1,358     (15,939)     (9,610)
Effect of exchange rate changes on cash and equivalents ........................       (247)       (526)         32
                                                                                   --------    --------    --------
Increase (decrease) in cash and equivalents ....................................     13,360       3,053      (9,740)
Cash and equivalents at the beginning of the period ............................     23,201      20,148      29,888
                                                                                   --------    --------    --------
Cash and equivalents at the end of the period ..................................   $ 36,561    $ 23,201    $ 20,148
                                                                                   ========    ========    ========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2001 presentation. The Company operates in one business segment, the development, manufacturing and marketing of frontline labor management systems that improve workforce productivity and the utilization of labor resources.

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

Marketable Securities: The Company's marketable securities consist of United States government agency bonds, corporate bonds and state revenue bonds. Bonds with a maturity of twelve months or longer at the balance sheet date are classified as non-current marketable securities. At September 30, 2001, no bonds had effective maturities that extend beyond February 2006. Marketable securities are carried at fair value as obtained from outside pricing sources. Interest income earned on the Company's cash, cash equivalents and marketable securities is included in other income, net and amounted to $2,490,132, $2,579,000, and $2,601,000 in fiscal 2001, 2000, and 1999, respectively.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                              Estimated
Assets                                       Useful Life
------                                       -----------
Building                                       30 years
Machinery and equipment                        3-5 years
Furniture and fixtures                         8-10 years
Leasehold improvements                    Shorter of economic
                                          life or lease-term

Accounting for the Impairment of Long-Lived Assets: Long-lived assets used in operations, such as the excess of cost over net assets of businesses acquired, capitalized software development costs and property, plant and equipment, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value or net realizable value in the case of deferred software development costs. In fiscal 2001 the Company recorded a charge for the impairment of an investment in a previously acquired business (See Note I). Other than the event discussed in Note I, no events have occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

Revenue Recognition: The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components. The Company also derives revenues by providing services including maintenance, installation, consulting and training. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. In instances where vendor specific objective evidence does not exist for delivered elements, typically software products, the residual method is used to recognize revenue. The Company recognizes revenues from sales and sales-type leases when a noncancelable agreement has been signed, the product shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. From time to time, customers request delayed shipment, usually because of scheduling for systems integration and /or lack of storage space at the customers' facilities during the implementation. In such bill and hold transactions, the Company recognizes revenue when the criteria of Staff Accounting Bulletin No. 101 are satisfied. Revenues from maintenance agreements are recognized ratably over the contractual

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)


period and all other service revenues are recognized as the services are performed. As of October 1, 1998, the Company adopted Statement of Position
(SOP) 97-2, "Software Revenue Recognition," which was effective for transactions the Company entered into in fiscal 1999. The Company subsequently adopted SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions." The adoption of SOP 97-2 and SOP 98-9 did not have a material effect on the Company's financial statements. The Company provides certain warranties to its customers and, without additional charge, certain software product enhancements for customers covered under software maintenance agreements. Any provision required for these expenses is made at the time revenues are recognized.

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

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options (see Note K and N).

Derivatives: The Company from time to time holds foreign currency forward exchange contracts having durations of less than 12 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payables due from the Company's foreign subsidiaries. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes in the fair value are recognized in other comprehensive income until the gain or loss of the hedged item is recognized in earnings, at which time the change in the fair value is reclassified to earnings. For fiscal 2001, the difference between the cumulative change in the fair value of the hedge instruments and the cumulative change in the value of the hedged transactions was immaterial. As of September 30, 2001, these forward contracts had an immaterial fair value.

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies--(continued)


Newly Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company adopted in fiscal 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 (the "Statements"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

For acquisitions completed prior to June 30, 2001, the Company anticipates that it will apply the new rules on accounting for business combinations, goodwill and other intangible assets beginning in the first quarter of fiscal 2002. For acquisitions completed after June 30, 2001, the Company has applied the new rules beginning in the fourth quarter of fiscal 2001 as required by the Statements. The effect of the application of the non-amortization provisions of the Statements in fiscal 2001 was to increase income before taxes by $214,000 and net income by $139,000 or $0.01 per diluted share. The effect in fiscal 2002 is expected to increase net income by $3.7 million, or $0.19 per diluted share. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001. The Company has not currently determined what effect, if any, these impairment tests may have on its earnings and financial position.

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

KRONOS INCORPORATED


NOTE C- -Marketable Securities

The following is a summary of marketable securities (in thousands):
                                                               Gross     Gross    Estimated
                                                            Unrealized Unrealized  Fair
                                                     Cost      Gains     Losses    Value
                                                    -------   -------  --------   --------
September 30, 2001 Available-for-sale securities:
         United States government
           and agency debt securities ...........   $   403   $    13   $   ---   $   416

         Municipal debt securities ..............    17,716       162        11    17,867

         U.S. corporate securities ..............    13,781       182        34    13,929
                                                    -------   -------   -------   -------

                                                    $31,900   $   357   $    45   $32,212
                                                    =======   =======   =======   =======

September 30, 2000 Available-for-sale securities:
         United States government
           and agency debt securities ...........   $11,838   $   ---   $   125   $11,713

         Municipal debt securities ..............    11,875        25        29    11,871

         U.S. corporate securities ..............     4,613        41       ---     4,654
                                                    -------   -------   -------   -------
                                                    $28,326   $    66   $   154   $28,238
                                                    =======   =======   =======   =======

The Company recorded gross realized losses of $296,000 and $56,000 in fiscal 2001 and 2000, respectively. In fiscal 2001 and 2000, the net adjustment of $400,000 for unrealized gains and $88,000 for unrealized losses is included as a separate component of shareholders' equity.

The amortized costs and estimated fair value of debt securities at September 30, 2001 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


(In thousands)                                                  Estimated
                                                                  Fair
                                                  Cost            Value
                                                 -------        ---------
Available-for-sale securities:
  Due in one year or less                        $13,846          $13,812
  Due after one year through two years             9,269            9,380
  Due after two years through four years           8,422            8,621
  Due after four years                               363              399
                                                 -------        ---------
                                                 $31,900          $32,212
                                                 =======        =========

KRONOS INCORPORATED


NOTE D -Accounts Receivable

Accounts receivable consists of the following (in thousands):
                                                      September 30,
                                              ---------------------------
                                                2001      2000      1999
                                              -------   -------   -------
Trade accounts receivable .................   $68,540   $65,712   $63,347
Current investment in sales-type leases ...    13,906    12,767    10,261
Non-current trade accounts receivable .....     3,567     3,452     3,580
                                              -------   -------   -------
                                               86,013    81,931    77,188
Less:
Allowance for doubtful accounts ...........     3,657     4,010     3,535
Allowance for sales returns and adjustments     3,494     2,976     3,256
                                              -------   -------   -------
                                                7,151     6,986     6,791
                                              -------   -------   -------

                                              $78,862   $74,945   $70,397
                                              =======   =======   =======

Non-current trade receivables relate to balances not due within the next twelve months. The non-current trade receivables are included in other assets.

In fiscal 2001, 2000, and 1999 the Company recorded provisions for its allowances in the amount of $1,391,000, $1,128,000, and $2,982,000, respectively. Charges against the allowances of $1,226,000, $933,000, and $636,000 in fiscal 2001, 2000, and 1999, respectively, principally relate to uncollectible accounts written off, net of recoveries. It is the Company's practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.


NOTE E--Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                                        September 30,
                                                    2001              2000
                                                  -------            -------

Land                                              $ 2,810            $ 2,810
Building                                           13,522             13,508
Machinery and equipment                            52,962             47,322
Furniture and fixtures                             11,957             11,374
Leasehold improvements                              5,530              4,863
                                                  -------            -------
                                                   86,781             79,877
Less accumulated depreciation                      50,765             42,795
                                                  -------            -------
                                                  $36,016            $37,082
                                                  =======            =======

KRONOS INCORPORATED


NOTE F--Leases

The Company leases hardware and other components as well as provides financing for services to customers under sales-type leases as defined in SFAS No. 13, "Accounting for Leases." The long-term portion of the net investment in sales-type leases amounted to $9,311,000 and $8,619,000 at September 30, 2001 and 2000, respectively, and is included in other assets. The components of the net investment in sales-type leases are as follows (in thousands):

                                                            September 30,
                                                     -------------------------
                                                       2001             2000
------------------------------------------------------------------------------
Minimum rentals receivable                           $25,090          $23,381
Estimated residual values of leased equipment
    (unguaranteed)                                       252              242
Unearned interest income                              (2,125)          (2,237)
                                                     --------         --------
Net investment in sales-type leases                  $23,217          $21,386
                                                     ========         ========


Minimum rentals receivable under existing leases as of September 30, 2001 are as follows (in thousands):

Fiscal Year
----------------------------------------------------
2002 ....................................    $15,557
2003 ....................................      7,405
2004 ....................................      1,750
2005 ....................................        140
2006.....................................        238
                                             -------
                                             $25,090
                                             =======

KRONOS INCORPORATED


NOTE G--Acquisitions

In fiscal 2001, 2000 and 1999, the Company completed various acquisitions of dealer territories and other companies. All acquisitions have been accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

The combined cost of the acquisitions, which amounted to $24,234,000, $3,775,000, and $15,500,000 in fiscal 2001, 2000 and 1999, respectively, principally relates to intangible assets that are being amortized using the straight-line method over a period ranging from two to twelve years (See Note
A). Related amortization expense amounted to $7,557,000, $6,491,000, and $4,384,000 in fiscal 2001, 2000 and 1999, respectively. Related accumulated amortization amounted to $22,928,000 and $17,383,000 in fiscal 2001 and 2000, respectively.

Certain agreements contain provisions that require the Company to make a guaranteed payment within one year and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2002 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During fiscal 2001, 2000 and 1999, $905,000, $318,000 and $811,000, respectively, of contingent payments were earned of which $295,000, $62,000 and $225,000, respectively, were expensed.


NOTE H--Deferred Software Development Costs

Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter certain costs are capitalized and amortized to operating expense on a straight-line bases over the lesser of three years or the estimated economic life of the software. Total amounts capitalized were $11,668,000, $9,761,000 and $8,836,000 in fiscal 2001, 2000 and 1999, respectively.

Amortization of capitalized software development costs amounted to $8,312,000, $8,191,000, and $6,159,000 in fiscal 2001, 2000 and 1999, respectively. Total research and development expenses charged to operations amounted to $26,006,000, $23,188,000 and $19,505,000 in fiscal 2001, 2000 and 1999, respectively.

KRONOS INCORPORATED

NOTE I -Special Charges

A special charge in the amount of $3.0 million related to the termination of the Company's Crosswinds Technology operations was recorded in the second quarter of fiscal 2001. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses had resulted in the termination of the stand-alone operating unit. Revenues in the first six months of fiscal 2001 generated by the Crosswinds Technology Group were not material. The $3.0 million charge consisted of $1.6 million in termination costs, $1.3 million for the write off of all related intangible assets and $0.1 million in other costs. In addition, in order to streamline operations to better align costs with expected revenues, a special charge in the amount of $.7 million was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees.

The components of the liabilities of these special charges are listed below (in thousands):


                      Balance at     Additional   Cash           Balance at
Description         March 31, 2001    Charges    Outlays     September 30, 2001
-----------         --------------   ----------  --------    ------------------
Termination costs       $1,600         $700      $(1,900)         $ 400
Other costs                100           --           --            100
                    --------------   ----------  --------    ------------------
Total accrual           $1,700         $700      $(1,900)         $ 500
                    ==============   ==========  ========    ==================


NOTE J--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

Fiscal Year
------------------------------------------------------
2002 ....................................    $ 8,599
2003 ....................................      7,487
2004 ....................................      6,710
2005 ....................................      5,891
2006 ....................................      4,121
Thereafter ............................        5,311
                                             -------
                                             $38,119

KRONOS INCORPORATED


NOTE J--Lease Commitments --(continued)

Rent expense was $9,715,000,  $9,227,000,  and $8,197,000 in fiscal 2001,  2000, and 1999, respectively.


NOTE K--Capital Stock,  Stock Split,  Stock Repurchase  Program and Stock Rights
        Agreement

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

During fiscal 2000, the Company sold put options that entitled the holder of each option to sell to the Company one share of Common Stock at an exercise price of $33.33. The 75,000 options expired on June 9, 2000 and the Company chose to settle the obligation with cash. During fiscal 1999 the Company also sold put options that expired without being exercised on December 10, 1999. The premiums of $169,000 and $191,000 respectively, which were received in conjunctions with these private placements, were recorded as additional paid-in capital.

Stock Split: On October 25, 2001, the Company's Board of Directors approved a three-for-two stock split effective in the form of a 50% stock dividend. This stock dividend was paid on November 15, 2001 to stockholders of record as of November 5, 2001. Accordingly, the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split. The par value of the additional shares was transferred from additional paid-in-capital to Common Stock.

Stock Repurchase Program: In fiscal 1997 the Company's Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company's outstanding common shares to be used for the Company's employee stock option plans and employee stock purchase plan. As of September 30, 2001 the Company's Board of Directors had authorized the repurchase of 2,625,000 common shares, of which 542,925 remain to be repurchased. Under the stock repurchase program, the Company repurchased 354,675, 783,000 and 576,525 common shares in fiscal 2001, 2000 and 1999 respectively, at a cost of $8,671,000, $22,364,000 and $14,155,000, respectively. In addition, the Company is also authorized to and does repurchase mature stock (i.e. stock held by an employee for more than six months) from employees related to the exercise of stock options.

KRONOS INCORPORATED


NOTE K--Capital Stock,  Stock Split,  Stock Repurchase  Program and Stock Rights
        Agreement--(continued)

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


NOTE L--Employee Benefit Plans

Stock Option Plans: The 1992 Equity Incentive Plan enables the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options, stock appreciation rights, restricted or unrestricted stock awards, deferred stock awards and performance awards, as defined in the Plan. During fiscal 2001, 2000 and 1999, the Company granted under the Plan stock options to purchase 795,900, 1,192,050 and 843,075 shares, respectively, of Common Stock at a purchase price equal to the fair value of the Common Stock at the date of grant. No other awards were made under the Plan through September 30, 2001. Options granted in fiscal 2001, 2000 and 1999 under the 1992 Equity Incentive Plan are exercisable in equal installments over a four year period beginning one year from the date of grant and have a contractual life of four years and six months. Options granted in prior fiscal years under the same Plan are exercisable in equal installments over a five year period and have a contractual life of five years and sixty days. Options available for grant are 1,548,675, 684,711 and 1,585,419 at September 30, 2001, 2000 and 1999, respectively. On
February 8, 2001, the stockholders approved an increase of an additional l,500,000 shares for issuance under this plan.

KRONOS INCORPORATED


NOTE L--Employee Benefit Plans--(continued)

The Company also has several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992. Options granted under these plans are exercisable five years after the date of grant and generally have a ten year contractual life.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 2001. Options exercisable under the plans were 695,237, 747,366 and 642,432 in fiscal 2001, 2000 and 1999, respectively.

                                       Weighted - Average
                          Number of      Exercise Price      Exercise Price
                           Shares          Per Share           Per Share
---------------------------------------------------------------------------
Outstanding at
   September 30, 1998    2,337,087           $ 9.67          $2.17 - 16.00
   Granted ..........      843,075            12.70          12.28 - 27.67
   Exercised ........     (535,236)            7.16           2.17 - 15.42
   Canceled .........     (112,822)           12.47           4.89 - 25.42
                         ----------          ------          -------------

Outstanding at
   September 30, 1999    2,532,104            11.09           2.17 - 27.67
   Granted ..........    1,192,050            23.31          15.33 - 43.33
   Exercised ........     (449,475)            9.28           2.17 - 15.42
   Canceled .........     (291,342)           16.34           7.78 - 25.42
                         ----------          ------          -------------

Outstanding at
   September 30, 2000    2,933,337            15.84           2.17 - 43.33
   Granted ..........      795,900            21.38          18.63 - 26.79
   Exercised ........     (795,706)           11.19           2.17 - 25.42
   Canceled .........     (159,864)           18.51           7.78 - 25.42
                         ----------          ------          -------------

Outstanding at
   September 30, 2001    2,773,667           $18.61          $2.22 - 43.33
                         =========           ======          =============

KRONOS INCORPORATED


NOTE L--Employee Benefit Plans--(continued)

As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company's stock option and employee stock purchase plans.

The following summarizes information about options outstanding and exercisable at September 30, 2001:

                            Outstanding                      Exercisable
                ------------------------------------  ------------------------
                            Weighted -    Weighted -                Weighted -
                              Average     Average                   Average
                             Remaining    Exercise                  Exercise
Exercise Price    Number    Contractual     Price      Number         Price
  Per Share      of Shares     Life       Per Share   of Share      Per Share
------------------------------------------------------------------------------
$2.22 - 8.05       41,321    0.7 Years     $ 7.75      26,741         $7.71
11.17 - 13.83     943,196    1.0 Years      11.92     425,715         11.86
15.33 - 19.92     406,824    3.0 Years      18.33      85,006         17.87
20.33 - 25.60   1,357,726    3.7 Years      23.27     151,025         25.03
26.67 - 43.33      24,600    2.8 Years      40.36       6,750         38.95
-------------   ---------    ---------     ------     -------        ------
$2.22 - 43.33   2,773,667    2.3 Years     $18.61     695,237        $15.56
=============   =========    =========     ======     =======        ======


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                 September 30,
                                    ---------------------------------------
                                     2001           2000            1999
---------------------------------------------------------------------------
Expected volatility                  50.9%          49.4%           56.4%
Risk-free interest rate               5.6%           6.1%            4.6%
Expected lives (in years)             3.8            3.9             4.4


The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 2001, 2000 and 1999 was $10.31, $11.38 and $6.43, respectively.

KRONOS INCORPORATED


NOTE L--Employee Benefit Plans--(continued)

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                   2001              2000             1999
                                 -------           -------          -------
Net income (in thousands):
       As reported               $16,504           $15,701          $22,378
       Pro forma                  11,596            12,126           19,907

Earnings per share:
       As reported                 $0.85             $0.81            $1.14
       Pro forma                    0.60              0.63             1.01


Stock Purchase Plan: In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six month option period. During fiscal 2001, 217,467 shares were issued to employees at prices ranging from $14.73 to $17.53 per share.

At September 30, 2001, a total of 4,650,698 shares of Common Stock were reserved for issuance. Included in this amount are 4,321,809 shares for the 1992 Equity Incentive Plan, 269,639 shares for the Employee Stock Purchase Plan and 59,250 shares for the various stock option plans adopted in the period 1979 through 1987.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $2,210,000, $1,835,000, and $1,475,000 in fiscal 2001, 2000 and 1999, respectively.

KRONOS INCORPORATED

NOTE M--Income Taxes


The provision for income taxes consists of the following (in thousands):

                      Year Ended September 30,
                  --------------------------------
                     2001        2000       1999
--------------------------------------------------
Current:
     Federal      $  5,280    $ 10,449    $ 12,953
     State           1,140       1,669       1,924
     Foreign           491         574         256
                  --------    --------    --------
                     6,911      12,692      15,133
                  --------    --------    --------

Deferred:
     Federal         1,729      (3,378)     (2,652)
     State             247        (482)       (379)
                  --------    --------    --------
                     1,976      (3,860)     (3,031)
                  --------    --------    --------
                  $  8,887    $  8,832    $ 12,102
                  ========    ========    ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                 September 30,
                                                             ---------------------
                                                                2001        2000
----------------------------------------------------------------------------------
Deferred tax assets:
  Inventory reserves .....................................   $    408    $    676
  Accounts receivable reserves ...........................      2,040       2,460
  Accrued expenses .......................................      2,720       2,601
  Deferred maintenance revenues ..........................      6,839       7,968
  Intangible and goodwill related amortization ...........      2,054       2,211
  Other ..................................................       --           194
  Net operating loss carryforwards of foreign subsidiaries        188         122
                                                             --------    --------
  Total deferred tax assets ..............................     14,249      16,232
  Valuation allowance ....................................       (188)       (122)
                                                             --------    --------
                                                               14,061      16,110
Deferred tax liabilities:
  Capitalized software development costs .................     (6,639)     (5,806)
  Other ..................................................       (518)       --
                                                             --------    --------
     Net deferred tax assets .............................      6,904      10,304
  Less: Non-current portion in other assets ..............       (249)     (4,388)
                                                             --------    --------
     Net current deferred tax asset ......................   $  6,655    $  5,916
                                                             ========    ========

KRONOS INCORPORATED


NOTE M--Income Taxes -(continued)

The effective tax rate differed from the United States statutory rate as follows:

                                              Year Ended September 30,
                                        -----------------------------------
                                           2001          2000          1999
---------------------------------------------------------------------------
Statutory rate                              35%           35%           35%
State income taxes, net of federal
   income tax benefit                        3             4             4
Goodwill                                     2             -             -
Tax exempt interest                         (1)            -             -
Use of foreign net operating loss
   carryforwards                             -             -            (4)
Income tax credits                          (6)           (4)           (2)
Other                                        1             1             2
                                          ------        ------       ------
                                            35%           36%           35%
                                          ======        ======       ======


As of September 30, 2001, $188,000 of net operating loss carryforwards from foreign operations remain available to reduce future income taxes payable. These net operating loss carryforwards may be carried forward indefinitely.

The Company made income tax payments of $3,641,000, $7,128,000, and $15,409,000 in fiscal 2001, 2000 and 1999, respectively.

KRONOS INCORPORATED


NOTE N--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. The presentation has been restated to reflect the Company's three-for-two stock split (See Note K) that will be paid on November 15, 2001 to stockholders of record as of November 5, 2001:


                                              Year Ended September 30,
                                      ---------------------------------------
                                          2001         2000          1999
                                      -----------   -----------   -----------
   Net income (in thousands) ......   $    16,504   $    15,701   $    22,378
                                      ===========   ===========   ===========

   Weighted-average shares ........    18,756,510    18,644,007    18,822,092

Effect of dilutive securities:
   Employee stock options .........       589,818       778,505       841,755
                                      -----------   -----------   -----------
   Adjusted weighted-average shares
     and assumed conversions ......    19,346,328    19,422,512    19,663,847
                                      ===========   ===========   ===========

Basic earnings per share ..........   $       .88   $       .84   $      1.19
                                      ===========   ===========   ===========

Diluted earnings per share ........   $       .85   $       .81   $      1.14
                                      ===========   ===========   ===========

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, the Company changed its method of accounting for business combinations for acquisitions consummated subsequent to June 30, 2001.




                                                   ERNST & YOUNG LLP

Boston, Massachusetts
October 25, 2001

                                 Exhibits Index

Exhibit
  No.           Description
-------         -----------

3.1(10)         Restated Articles of Organization of the Registrant, as amended.
3.2*            Amended and Restated By-laws of the Registrant.
4*              Specimen Stock Certificate.
10.1*(11)       1986A Stock Option Plan.
10.2(10)(11)    1992 Equity Incentive Plan, as amended and restated.
10.4(3)         Lease dated November 16, 1993, between Teachers Realty
                Corporation and the Registrant, relating to premises leased in
                Chelmsford, MA.
10.5(5)         Lease dated August 8, 1995, between Principal Mutual Life
                Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(8)         Fleet Bank Letter Agreement and Promissory Note dated January
                1, 1997, relating to amendment of $3,000,000 credit facility.
10.7(14)        Restated  Software  License & Support & Hardware  Purchase
                Agreement dated September 25, 2000 between ADP, Inc. and the
                Registrant.
10.8*           Sales Agreement dated December 6, 1990, between Integrated
                Design, Inc. and the Registrant.
10.8.1(6)       Amendment dated November 2, 1995 to Sales Agreement dated
                December 6, 1990,  between  Integrated Design, Inc. and the
                Registrant.
10.8.2          Amendment  dated October 8, 1999 to Sales Agreement dated
                December 6, 1990 between Integrated Design, Inc. and the
                Registrant.
10.9*           Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.10(12)       Lease Agreement Between W/9TIB Real Estate Limited Partnership,
                as Landlord, and Kronos Incorporated, as Tenant Dated 2/26/99.
10.11(12)       Construction Agreement Between Cranshaw Construction of New
                England  Limited  Partnership and Kronos Incorporated Dated
                March 10, 1999.
10.12(12)       Agreement of Purchase and Sale Beyond Between W/9TIB Real
                Estate Limited Partnership and Kronos Incorporated Dated
                March 29, 1999.
10.13(11)       Form of Senior Executive Retention Agreement.
21              Subsidiaries of the Registrant.
23              Consent of Independent Auditors.

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

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, ShopTrac Pro the ShopTrac logo, Start. Time, Keep.Trac, Solution in a Box, Visionware and the Company's logo are registered trademarks of the Company. DKC/Datalink, Timekeeper Web, HyperFind, Kronos 2100, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Community Computer, Tempo and the Tempo logo, Kronos Connect, FasTrack, Workforce Central and the Workforce Central logo, Workforce Timekeeper, Workforce Activities, Workforce Smart Scheduler, Workforce Manager, Workforce Accruals, Workforce Web, Workforce TeleTime, Workforce Express, Workforce Scheduler, Workforce Decisions and Prism are trademarks of the Company. IBM is a registered trademark of, and iSeries AS and AS/400 are trademarks of, International Business Machines Corporation Total Time is a service mark of ADP, Inc. and ADP is a registered trademark of Automatic Data Processing, Inc. Microsoft, Windows, and Windows 95 are registered trademarks of, and Windows NT is a trademark of, Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Informix is a registered trademark of Informix Software, Inc. PeopleSoft is a registered trademark of PeopleSoft, Inc. Baan is a trademark of Baan Development B.V. Honeywell is a registered trademark of Honeywell, Inc. J.D. Edwards is a registered trademark of J.D. Edwards and Company. Lawson is a registered trademark of Lawson Associates, Inc. SAP is a trademark of SAP AG. Citrix is a registered trademark and Metaframe is a trademark of Citrix Systems Inc.

                   EXHIBIT 21 - Subsidiaries of the Registrant

                                                       Jurisdiction
Corporation                                          of Incorporation
-----------                                          ----------------

Kronos Computerized Time Systems, Inc.               Canada

Kronos Systems Limited                               United Kingdom

Kronos International Sales Corp.                     U.S. Virgin Islands

Kronos Securities Corporation                        Massachusetts

Kronos de Mexico, S.A. de C.V.                       Mexico

Kronos Australia Pty. Ltd.                           Australia

Kronos Brasil Ltda                                   Brazil

                                                                   Exhibit 23


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following Registration Statements of our report dated October 25, 2001, with respect to the consolidated financial statements of Kronos Incorporated included in this Annual Report (Form 10-K) for the year ended September 30, 2001.

    - Form S-8 Nos. 333-08987 and 333-52209 pertaining to the 1992 Equity Incentive Plan;
    - Form S-8 No. 33-49430, pertaining to the 1986A Stock Option Plan, 1992 Equity Incentive Plan and 1992 Employee stock Purchase Plan and
    - Form S-8 No. 333-36402 pertaining to the 1992 Employee Stock Purchase
      Plan



                                                /s/ Ernst & Young LLP

Boston, Massachusetts
December 14, 2001