Form 10-Q
period 2001-12-29
KRONOS INC
filed 2002-02-11
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended December 29, 2001

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                  to
                              -----------------    -----------------------------
Commission file number                    0-20109
                              --------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                       04-2640942
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 297 Billerica Road, Chelmsford,  MA                 01824
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

     As of January 26, 2002, 19,835,644 shares of the registrant's common stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three
         Months Ended December 29, 2001 and December 30, 2000                  1

         Condensed Consolidated Balance Sheets at December 29, 2001
            and September 30, 2001                                             2

         Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended December 29, 2001 and December 30, 2000               3

         Notes to Condensed Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                Three Months Ended
                                                           ----------------------------
                                                            December 29,   December 30,
                                                                2001           2000
                                                           -------------   ------------
Net revenues:
      Product ..........................................   $     35,214    $     33,974
      Service ..........................................         40,647          31,031
                                                           ------------    ------------
                                                                 75,861          65,005
Cost of sales:
      Product ..........................................          8,454           7,772
      Service ..........................................         20,546          17,945
                                                           ------------    ------------
                                                                 29,000          25,717
                                                           ------------    ------------
           Gross profit ................................         46,861          39,288
Operating expenses and other income:
      Sales and marketing ..............................         25,191          22,357
      Engineering, research and development ............          7,936           7,920
      General and administrative .......................          4,532           4,140
      Amortization of intangible assets ................            643           1,734
      Other income, net ................................           (975)         (1,153)
                                                           ------------    ------------
                                                                 37,327          34,998

           Income before income taxes ..................          9,534           4,290
Income tax provision ...................................          3,337           1,501
                                                           ------------    ------------
           Net income ..................................   $      6,197    $      2,789
                                                           ============    ============

Net income per common share:
           Basic .......................................   $       0.32    $       0.15
                                                           ============    ============
           Diluted .....................................   $       0.31    $       0.15
                                                           ============    ============

Average common and common equivalent shares outstanding:
           Basic .......................................     19,404,923      18,553,073
                                                           ============    ============
           Diluted .....................................     20,197,089      19,217,544
                                                           ============    ============

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                                                        December 29,    September 30,
                                                                                            2001             2001
                                                                                        ------------    -------------

                                        ASSETS
Current assets:
   Cash and equivalents ................................................................   $  13,715    $  36,561
   Marketable securities ...............................................................      20,251       13,812
   Accounts receivable, less allowances  of $8,070
      at December 29, 2001 and $7,151 at September 30, 2001 ............................      75,253       75,295
   Deferred income taxes ...............................................................       7,298        6,655
   Other current assets ................................................................      20,461       15,819
                                                                                           ---------    ---------
          Total current assets .........................................................     136,978      148,142

Property, plant and equipment, net .....................................................      36,026       36,016
Marketable securities ..................................................................      24,410       18,400
Intangible assets ......................................................................      23,078       17,027
Goodwill ...............................................................................      49,269       34,142
Deferred software development costs, net ...............................................      17,195       17,144
Other assets ...........................................................................      11,228       13,943
                                                                                           ---------    ---------
         Total assets ..................................................................   $ 298,184    $ 284,814
                                                                                           =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................   $   4,980    $   7,272
   Accrued compensation ................................................................      22,377       26,932
   Accrued expenses and other current liabilities ......................................      11,334       16,073
   Deferred professional service revenues ..............................................      30,235       29,740
   Deferred maintenance revenues .......................................................      63,280       57,053
                                                                                           ---------    ---------
         Total current liabilities .....................................................     132,206      137,070
Deferred maintenance revenues ..........................................................      10,842       12,054
Other liabilities ......................................................................       4,398        4,674
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .................................................        --           --
   Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 19,700,501 and
     19,154,138 shares issued at December 29, 2001 and  September 30, 2001, respectively         197          192
   Additional paid-in capital ..........................................................      31,441       20,548
   Retained earnings ...................................................................     120,545      114,348
   Cost of Treasury Stock (296 shares and 95,787 shares
     at December 29, 2001 and September 30, 2001) ......................................         (13)      (2,588)
   Accumulated other comprehensive income (loss):
     Foreign currency translation ......................................................      (1,593)      (1,796)
     Net unrealized gain on available-for-sale investments .............................         161          312
                                                                                           ---------    ---------
                                                                                              (1,432)      (1,484)
         Total shareholders' equity ....................................................     150,738      131,016
                                                                                           ---------    ---------
         Total liabilities and shareholders' equity ....................................   $ 298,184    $ 284,814
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                  Three Months Ended
                                                                             ---------------------------
                                                                             December 29,   December 30,
                                                                                 2001           2000
                                                                             ------------   ------------
Operating activities:
     Net income ..............................................................   $  6,197    $  2,789
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ....................................................      2,166       2,016
             Amortization of intangible assets ...............................        643       1,734
             Amortization of deferred software development costs .............      2,095       1,919
             Provision for deferred income taxes .............................       (206)       (264)
             Changes in certain operating assets and liabilities:
                 Accounts receivable, net ....................................      8,164       6,711
                 Deferred maintenance revenue ................................       (626)       (522)
                 Deferred professional service revenue .......................       (826)        (24)
                 Accounts payable, accrued compensation
                     and other liabilities ...................................     (9,506)       (950)
                 Taxes payable ...............................................     (6,634)     (1,748)
                 Other .......................................................      2,806       1,854
             Tax benefit from exercise of stock options ......................      7,144       1,670
                                                                                 --------    --------
                     Net cash and equivalents provided by operating activities     11,417      15,185

Investing activities:
     Purchase of property, plant and equipment ...............................     (2,095)     (1,677)
     Capitalization of software development costs ............................     (2,783)     (2,813)
     Increase in marketable securities .......................................    (12,449)     (9,993)
     Acquisitions of businesses, net of cash acquired ........................    (23,264)     (2,056)
                                                                                 --------    --------
                     Net cash and equivalents used in investing activities ...    (40,591)    (16,539)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
         purchase plans ......................................................     10,955       3,055
     Purchase of treasury stock ..............................................     (2,623)     (3,800)
     Investment in call option ...............................................     (2,000)       --
                                                                                 --------    --------
                     Net cash and equivalents used in  financing activities ..      6,332        (745)

Effect of exchange rate changes on cash and equivalents ......................         (4)         95
                                                                                 --------    --------
Decrease in cash and equivalents .............................................    (22,846)     (2,004)
Cash and equivalents at the beginning of the period ..........................     36,561      23,201
                                                                                 --------    --------
Cash and equivalents at the end of the period ................................   $ 13,715    $ 21,197
                                                                                 ========    ========


     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2001. The results of operations for the three months ended December 29, 2001 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2002 presentation.

NOTE B - Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (90 days in fiscal 2002 and 91 days in fiscal 2001) and fourth quarter (93 days in fiscal 2002 and 92 days in fiscal
2001) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Goodwill and Other Intangible Assets - Adoption of Statements 141 and
         142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (the "Statements"). Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

For acquisitions completed prior to June 30, 2001, the Company has applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal 2002. For acquisitions completed after June 30, 2001, the Company has applied the new rules beginning in the fourth quarter of fiscal 2001. The Company will perform the first of the required impairment tests of goodwill as of October 1, 2001 prior to March 30, 2002, and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

The following table presents the impact of the new standards related to goodwill amortization (and related tax effects) on net income and earnings per share, as if they had been in effect for the three months ended December 30, 2000.

                                        (in thousands, except per share data)
                                                 Three Months Ended
                                      ----------------------------------------
                                      December 29, 2001      December 30, 2000
                                      -----------------      -----------------
Reported net income                       $ 6,197                    $2,789
  Add back: Goodwill amortization               -                       825
                                          -------                    ------
  Adjusted net income                     $ 6,197                    $3,614
                                          =======                    ======

Basic earnings-per-share:
  Reported net income                       $0.32                     $0.15
  Goodwill amortization                         -                      0.04
                                            -----                     -----
  Adjusted net income                       $0.32                     $0.19
                                            =====                     =====

Diluted earnings-per-share:
  Reported net income                       $0.31                     $0.15
  Goodwill amortization                         -                      0.04
                                            -----                     -----
  Adjusted net income                       $0.31                     $0.19
                                            =====                     =====

Acquired intangible assets subject to amortization are presented in the following table. During the quarter ended December 29, 2001, the Company completed various acquisitions as described in Note D. The following tables have been prepared on the basis of assumptions relating to the allocation of consideration paid for the assets and liabilities of the Company's acquisitions (see Note D) based on preliminary estimates. The actual allocation of the amount of consideration may differ from that reflected in this table after a valuation and other procedures have been completed:

                                                    (in thousands)
                                               As of December 29, 2001
                                      ---------------------------------------
                                      Gross Carrying             Accumulated
                                         Amount                  Amortization
                                      --------------             ------------
Customer related                         $21,154                     $5,207
Maintenance relationships                  5,792                         84
Non-compete agreements and other           2,691                      1,268
                                         -------                     ------
                                         $29,637                     $6,559
                                         =======                     ======

For the three months ended December 29, 2001, amortization expense for intangible assets was $0.6 million. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

         Fiscal Year Ending                     Estimated annual
           September 30,                       amortization expense
         ------------------                    --------------------
                 2002                                   $2,978
                 2003                                    3,018
                 2004                                    2,641
                 2005                                    2,200
                 2006                                    2,167
                 2007                                    2,152


NOTE D - Acquisitions

On November 29, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of NW Micro-Technics, Inc. (NWM), the former Oregon-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of NWM's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. NWM was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gains access to existing and prospective customers in the northwestern United States region through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from NWM customers.

On December 28, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division (SimplexGrinnell). The aggregate purchase price was $21.7 million in cash. The results of SimplexGrinnell's operations have been included in the consolidated financial statements since that date and were immaterial to the Company's results of operations in the current quarter. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of the acquisition, the Company expects to increase its presence in the mid-market sector, which includes companies with between 100 and 1,000 employees.

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The following tables have been prepared on the basis of assumptions relating to the allocation of consideration paid for the assets and liabilities of SimplexGrinnell based on preliminary estimates. The actual allocation of the amount of consideration may differ from that reflected in this table after a valuation and other procedures have been completed.

                                               (in thousands)
                                            At December 28, 2001
                                            --------------------

Accounts receivable                                   $7,563
Intangible assets                                      6,151
Goodwill                                              13,690
Other assets                                             842
                                                         ---
    Total assets acquired                             28,246

Deferred professional services
revenue                                              (1,195)
Deferred maintenance revenue                         (5,401)
                                                     -------
    Total liabilities assumed                        (6,596)
                                                     -------

Net assets acquired                                  $21,650
                                                     =======


Due to the timing of the SimplexGrinnell acquisition, the Company has not finalized the allocation of the purchase price.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of SimplexGrinnell had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that the Company and SimplexGrinnell believe are reasonable under the circumstances.

                                     (in thousands, except per share data)
                                               Three Months Ended
                                 ----------------------------------------------
                                 December 29, 2001            December 30, 2000
                                 -----------------            -----------------

Total revenues                          $82,431                    $71,381
Net income                                5,034                        781
Earnings per share - basic                 0.26                       0.04
Earnings per share - diluted               0.25                       0.04


The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

NOTE E - Comprehensive Income

For the three months ended December 29, 2001 and December 30, 2000 comprehensive income consisted of the following (in thousands):


                                                 Three Months Ended
                                          -------------------------------
                                          December 29,       December 30,
                                              2001               2000
                                          ------------       ------------
Comprehensive income:
    Net income                               $6,197              $2,789
    Cumulative translation adjustment           203                 125
    Unrealized (loss) gain on
    available-for-sale securities              (151)                206
                                             -------             ------
Total comprehensive income                   $6,249              $3,120
                                             =======             ======


NOTE F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                   Three Months Ended
                                            -------------------------------
                                            December 29,       December 30,
                                                2001               2000
                                            ------------       ------------

  Net income (in thousands)                  $     6,197        $     2,789
                                             ===========        ===========


       Weighted-average shares                19,404,923         18,553,073

       Effect of dilutive securities:
       Employee stock options                    792,166            664,471
                                             -----------        -----------

  Adjusted weighted-average shares
    and assumed conversions                   20,197,089         19,217,544
                                             ===========        ===========

  Basic earnings per share                   $      0.32        $      0.15
                                             ===========        ===========

  Diluted earnings per share                 $      0.31        $      0.15
                                             ===========        ===========


NOTE G - Stock Split

On October 25, 2001, the Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend. This stock dividend was paid on November 15, 2001 to stockholders of record as of November 5, 2001. Accordingly the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split. The par value of the additional shares was transferred from additional paid-in capital to Common Stock.

NOTE H - New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for the Company October 1, 2002, and early adoption is allowed. The Company has not currently determined what effect, if any, the requirements of SFAS No. 144 will have on its earnings and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to revenues derived from prior acquisitions, revenue growth rates and gross margin, operating expenses, management of dealer channels, future acquisitions and available cash, investments and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Revenues. Revenues for the first quarter of fiscal 2002 were $75.9 million as compared to $65.0 million for the first quarter of the prior year. Revenue growth in the first quarter of fiscal 2002 was 17% as compared to 1% in the first quarter of fiscal 2001. The revenue growth rate experienced in the first quarter of fiscal 2002 was primarily attributable to the continued increase in demand for Kronos' services. In addition, revenues, particularly service revenues, were favorably impacted by acquisition of businesses over the preceding four quarters. The revenue growth rate experienced in first quarter of fiscal 2001 was nominal. On December 28, 2001, Kronos acquired certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division (SimplexGrinnell). The revenues and results of operations related to the acquisition are immaterial to the current quarter. Kronos anticipates the acquisition to generate between $12.0 to $15.0 million in incremental revenue and have a neutral effect on earnings over the remainder of the year.

     Product revenues for the quarter increased 4% to $35.2 million as compared to $34.0 million and a product revenue decline of 6% in the first quarter of fiscal 2001. The product revenue growth experienced in the first quarter of fiscal 2002 was principally due to the growth in sales of Kronos' software solutions, which was partially offset by a decline in the sales of Kronos' hardware products. The overall product revenue growth is attributable to demand for platform and capacity upgrades from existing customers as well as product demand from new customers and customers obtained from acquisition of businesses. Product revenues declined in the first quarter of fiscal 2001 principally due to lower than anticipated revenues from Kronos' independent dealer channel. The decline was attributable to the increased sophistication of Kronos' products and the related heightened need for pre-sales technological support and other sales support. During the past year Kronos has expended resources to provide sales support to the dealer channel and has acquired some under-performing dealers. Kronos anticipates continuing to expend resources to assist the dealer channel in the short term and to increase Kronos' emphasis on direct sales in the longer term.

     Service revenues for the first quarter of fiscal 2002 increased to $40.6 million as compared to $31.0 million in the first quarter of fiscal 2001. Service revenues increased 31% in the first quarter of fiscal 2002 as compared to 9% in the first quarter of fiscal 2001. Excluding the effect of incremental service revenues from acquisition of businesses in the preceding four quarters, service revenues would have increased 21%. In addition to the acquisition of businesses, the growth in service revenues in the first quarter of fiscal 2002 reflects an increase in the level of professional services accompanying new and upgrade sales as well as an increase in maintenance revenue from the expansion of the installed base and the level of services sold to the installed base. The growth in service revenues in the first quarter of fiscal 2001 principally reflects an increase in maintenance revenue from expansion of the installed base and, to a lesser extent, incremental maintenance revenues resulting from Kronos' acquisitions of various dealer territories.


     Gross Profit. Gross profit as a percentage of revenues was 62% in the first quarter of fiscal 2002, increasing from 60% in the comparable period of the prior year. The improvement in gross profit in the first quarter of fiscal 2002 was attributable to an increase in service gross profit, which was partially offset by a decrease in product gross profit. Product gross profit as a percentage of product revenues was 76% in the first quarter of fiscal 2002 compared to 77% in the first quarter of the prior year. This decrease in product gross profit is primarily related to higher royalty costs and higher production costs due to lower hardware sales volume, but is partially offset by a higher proportion of software sales that typically carry a higher gross profit. Service gross profit as a percentage of service revenues was 49% in the first quarter of fiscal 2002, compared to 42% in the first quarter of the prior year. The improvement in service gross profit is attributable to increased productivity in the service organization. The improvement in productivity is the result of leveraging investments in service systems to more effectively manage the resources required to deliver professional services and customer support. Although over the remainder of the year gross profit as a percentage of revenue is expected to increase above the gross profit percentage achieved in the current quarter, management anticipates some near term deterioration of margins as Kronos integrates the SimplexGrinnell operations.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 49% and 54% in the first quarter of fiscal 2002 and 2001, respectively. The increase in operating expenses was primarily due to incremental costs to support higher sales volume and the conversion of dealer operations to direct sales operations. Sales and marketing expenses as a percentage of revenues were 33% and 34% in the first quarter of fiscal 2002 and 2001, respectively. The decrease in sales and marketing expense as a percent of revenue was attributable to our leveraging our investment in infrastructure to generate higher sales volumes. Engineering, research and development expenses as a percentage of revenues declined to 10% in the first quarter of fiscal 2002 as compared to 12% in the first quarter of the prior year due to higher sales volume. Engineering expenses of $7.9 million in the first quarter of fiscal 2002 and 2001, respectively, are net of capitalized software development costs of $2.6 million in each period.

General and administrative expenses as a percentage of revenues were 6% in the first quarter of fiscal 2002 and 2001. Amortization of intangible assets as a percentage of revenues was 1% and 3% in the first quarter of fiscal 2002 and 2001, respectively. The decrease in amortization is the result of the elimination of goodwill amortization due to Kronos' adoption of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" effective October 1, 2001. Other income, net is principally attributable to interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio. Management anticipates that operating expenses as a percent of revenues will increase in the near term as Kronos integrates the SimplexGrinnell operations.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 35% in the first quarter of fiscal 2002 and 2001. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

     Newly Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS 141 and SFAS 142. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     For acquisitions completed prior to June 30, 2001, the Company applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For acquisitions completed after June 30, 2001, Kronos applied the new rules beginning in the fourth quarter of fiscal 2001. On a proforma basis, Kronos would have realized an increase in net income of $0.8 million, or $0.04 per diluted share, if these new standards had been applied to the first quarter of fiscal 2001. During the second quarter of fiscal 2002, Kronos will perform the first of the required impairment tests of goodwill as of October 1, 2001 and has not yet determined what the effect of these tests will be on earnings and financial position.

     In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently
Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Kronos has not currently determined what effect, if any, the requirements of SFAS 144 will have on its earnings and financial position.

Liquidity and Capital Resources

     Working capital as of December 29, 2001, amounted to $4.8 million as compared to $11.1 million at September 30, 2001. During the first quarter of fiscal 2002, working capital was reduced as Kronos used available cash of $23.3 million to complete acquisitions of businesses with working capital of approximately $1.9 million. Cash, cash equivalents and marketable securities amounted to $58.4 million as of December 29, 2001 and $68.8 million as of September 30, 2001. The decline in cash, cash equivalents and marketable securities in the first quarter of fiscal 2002 is primarily attributable to cash used in the Company's acquisitions in that quarter.

     Cash generated from operations amounted to $11.4 million in the first quarter of fiscal 2002 as compared to $15.2 million in the first quarter of fiscal 2001. The decrease in cash generated from operations is primarily attributable to the payment of bonuses and commissions, the payment of accounts payable as well as the payments of liabilities associated with a previous acquisition, partially offset by an increase in net income and a decrease in accounts receivable. Cash used for property, plant and equipment was $2.1 million in the first quarter of fiscal 2002 compared to $1.7 million in the same period of fiscal 2001. Kronos' use of cash for the acquisition of businesses in the first quarter of fiscal year 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions. These acquisitions did not have a material impact on revenues or results of operations in the three months ended December 29, 2001. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Marketable securities increased by $12.5 million in the first quarter of fiscal 2002 compared to an increase of $10.0 million in the first quarter of fiscal 2001.

     Under Kronos' stock repurchase program, Kronos repurchased 22,500 common shares in the first quarter of fiscal 2002 at a cost of $0.6 million compared to 91,500 common shares at a cost of $2.3 million for the same period in the prior year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

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

     Kronos' actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the ability to attract and retain sufficient technical personnel, competitive pricing pressure, the dependence on Kronos' time and attendance product line, and the dependence on alternate distribution channels and on key vendors, as further described below and in Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which are specifically incorporated by reference herein.

     Potential Fluctuations in Quarterly Results. Kronos' quarterly operating results may fluctuate as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the ability of Kronos to effectively integrate acquired businesses into Kronos'
operations, the timing of the introduction of new products and product enhancements by Kronos and its competitors, the strategy employed by Kronos to enter the Human Resource (HR)/Payroll market, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while Kronos has contracts to supply systems to certain customers over an extended period of time, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

     Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for frontline labor management systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its product offerings and to develop new products and interfaces, including products for the HR/Payroll market there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

     Dependence on Time and Attendance Product Line. To date, more than 90% of Kronos' revenues have been attributable to sales of time and attendance systems and related services. Although Kronos has announced its intention to enter the licensed HR/Payroll market this fiscal year, Kronos expects that its dependence on the time and attendance product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause Kronos' time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and its OEM partner, ADP, Inc ("ADP"). In the first quarter of fiscal 2002, approximately 15% of Kronos' revenue was generated through sales to dealers and ADP. Management does not anticipate that its intention to enter the HR/Payroll market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of Kronos' major dealers and/or ADP, or termination or changes in their relationships with Kronos, could have a material adverse affect on the results of Kronos' operations.

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

     Protection of Intellectual Property. Kronos has developed, and through its acquisitions of businesses, acquired, proprietary technology and intellectual property rights. Kronos' success is dependent upon its ability to further develop and protect its proprietary technology and intellectual property rights. Kronos seeks to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While Kronos has attempted to safeguard and maintain its proprietary rights, it is unknown whether Kronos has been or will be successful in doing so.

     Despite Kronos' efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that is regarded as proprietary. Policing unauthorized use of Kronos' products is difficult. While Kronos is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. Kronos can offer no assurance that it can adequately protect its proprietary rights or that its competitors will not reverse engineer or independently develop similar technology.

     Infringement of Intellectual Property Rights. Kronos cannot provide assurance that others will not claim that Kronos developed or acquired intellectual property rights are infringing on their intellectual property rights or that Kronos does not in fact infringe on those intellectual property rights.

     Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of Kronos' management and key personnel from business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require Kronos to enter into costly royalty or license agreements, and in this event, Kronos may not be able to obtain royalty or license agreements on acceptable terms, if at all. Kronos may also be subject to significant damages or an injunction against the use of its products. A successful claim of patent or other intellectual property infringement against Kronos could cause immediate and substantial damage to its business and financial condition.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1(1) Asset Purchase Agreement, dated as of December 28, 2001 by and among the Registrant and SimplexGrinnell L.P., Tyco International Canada Ltd., Simplex International Pty. Ltd., and ADT Services A.G.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on October 25, 2001 announcing a 3-for-2 stock split of the Registrants common stock, par value $0.01 per share, in the form of a 50% common stock dividend.


(1)  Confidential treatment requested as to certain portions thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KRONOS INCORPORATED



                                              By       /s/ Paul A. Lacy
                                              -----------------------------
                                                           Paul A. Lacy
                                              Vice President of Finance
                                                  and Administration
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)


February 11, 2002

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



Exhibit
Number    Description

10.1(1) Asset Purchase Agreement, dated as of December 28, 2001 by and among the Registrant and SimplexGrinnell L.P., Tyco International Canada Ltd., Simplex International Pty. Ltd., and ADT Services A.G.


(1)  Confidential treatment requested as to certain portions thereof.