Form 10-Q
period 2002-03-30
KRONOS INC
filed 2002-05-13
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 30, 2002

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                     to
                                ------------------    --------------------
Commission file number                      0-20109
                              --------------------------------------------
                               Kronos Incorporated
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                 04-2640942
------------------------------               ----------------------------------
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

        As of April 27, 2002, 19,678,776 shares of the registrant's common stock, $.01 par value, were outstanding.

                              KRONOS INCORPORATED

                                     INDEX


PART I. FINANCIAL INFORMATION                                           Page
                                                                        ----

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations for the Three
        and Six Months Ended March 30, 2002 and March 31, 2001            1

        Condensed Consolidated Balance Sheets at March 30, 2002
        and September 30, 2001                                            2

        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended March 30, 2002 and March 31, 2001                    3

        Notes to Condensed Consolidated Financial Statements              4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                            11

PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders              21

Item 6. Exhibits and Reports on Form 8-K                                 21

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                    UNAUDITED


                                                                 Three Months Ended               Six Months Ended
                                                            ---------------------------      --------------------------
                                                             March 30,       March 31,       March 30,       March 31,
                                                               2002             2001            2002            2001
                                                            -----------    ------------     ----------     ------------
Net revenues:
      Product ..........................................   $     33,979    $     32,607    $     69,193    $     66,581
      Service ..........................................         45,955          35,026          86,870          66,233
                                                           ------------    ------------    ------------    ------------
                                                                 79,934          67,633         156,063         132,814
                                                           ------------    ------------    ------------    ------------
Cost of sales:
      Product ..........................................          8,396           7,939          16,850          15,711
      Service ..........................................         22,930          20,342          43,744          38,463
                                                           ------------    ------------    ------------    ------------
                                                                 31,326          28,281          60,594          54,174
                                                           ------------    ------------    ------------    ------------
          Gross profit .................................         48,608          39,352          95,469          78,640
Operating expenses and other income:
      Sales and marketing ..............................         26,058          24,609          51,249          46,967
      Engineering, research and development ............          9,251           8,416          17,187          16,336
      General and administrative .......................          5,075           4,476           9,607           8,616
      Amortization of intangible assets ................            724           1,853           1,367           3,587
      Other income, net ................................         (1,314)         (1,559)         (2,289)         (2,712)
      Special charge ...................................           --             2,991            --             2,991
                                                           ------------    ------------    ------------    ------------
                                                                 39,794          40,786          77,121          75,785

          Income before income taxes ...................          8,814          (1,434)         18,348           2,855
Income tax provision (benefit) .........................          3,041            (502)          6,378             999
                                                           ------------    ------------    ------------    ------------
          Net income (loss) ............................   $      5,773    $       (932)   $     11,970    $      1,856
                                                           ============    ============    ============    ============

Net income (loss) per common share:
          Basic ........................................   $       0.29    $      (0.05)   $       0.61    $       0.10
                                                           ============    ============    ============    ============
          Diluted ......................................   $       0.28    $      (0.05)   $       0.58    $       0.10
                                                           ============    ============    ============    ============

Average common and common equivalent shares outstanding:
          Basic ........................................     19,760,008      18,747,669      19,582,466      18,650,372
                                                           ============    ============    ============    ============
          Diluted ......................................     20,765,450      18,747,669      20,576,827      19,254,740
                                                           ============    ============    ============    ============



See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED


                                                                                           March 30,     September 30,
                                                                                             2002            2001
                                                                                        --------------   -------------
                                        ASSETS
Current assets:
   Cash and equivalents ................................................................   $  14,250    $  36,561
   Marketable securities ...............................................................      25,516       13,812
   Accounts receivable, less allowances  of $9,525
      at March 30, 2002 and $7,151 at September 30, 2001 ...............................      62,025       75,295
   Deferred income taxes ...............................................................       6,917        6,655
   Other current assets ................................................................      22,247       15,819
                                                                                           ---------    ---------
         Total current assets .........................................................      130,955      148,142

Property, plant and equipment, net .....................................................      36,563       36,016
Marketable securities ..................................................................      23,400       18,400
Intangible assets ......................................................................      20,188       17,027
Goodwill ...............................................................................      56,103       34,142
Deferred software development costs, net ...............................................      17,725       17,144
Other assets ...........................................................................      16,684       13,943
                                                                                           ---------    ---------
         Total assets ..................................................................   $ 301,618    $ 284,814
                                                                                           =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................   $   7,470    $   7,272
   Accrued compensation ................................................................      24,397       26,932
   Accrued expenses and other current liabilities ......................................      14,625       16,073
   Deferred professional service revenues ..............................................      28,020       29,740
   Deferred maintenance revenues .......................................................      63,213       57,053
                                                                                           ---------    ---------
         Total current liabilities .....................................................     137,725      137,070
Deferred maintenance revenues ..........................................................       9,039       12,054
Other liabilities ......................................................................       4,310        4,674
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .................................................        --           --
   Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 19,911,952 and
     19,154,138 shares issued at March 30, 2002 and  September 30, 2001, respectively ..         199          192
   Additional paid-in capital ..........................................................      35,502       20,548
   Retained earnings ...................................................................     126,318      114,348
   Cost of Treasury Stock (205,685 shares and 95,787 shares
     at March 30, 2002 and September 30, 2001) .........................................      (9,894)      (2,588)
   Accumulated other comprehensive income (loss):
     Foreign currency translation ......................................................      (1,468)      (1,796)
     Net unrealized (loss) gain on available-for-sale investments ......................        (113)         312
                                                                                           ---------    ---------
                                                                                              (1,581)      (1,484)
         Total shareholders' equity ....................................................     150,544      131,016
                                                                                           ---------    ---------
         Total liabilities and shareholders' equity ....................................   $ 301,618    $ 284,814
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                   Six Months Ended
                                                                                 ---------------------
                                                                                 March 30,   March 31,
                                                                                   2002        2001
                                                                                 ---------   ---------
Operating activities:
     Net income ..............................................................   $ 11,970    $  1,856
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ....................................................      4,405       3,862
             Amortization of intangible assets ...............................      1,369       3,587
             Amortization of deferred software development costs .............      4,629       4,071
             Provision for deferred income taxes .............................         45      (1,051)
             Changes in certain operating assets and liabilities:
                 Accounts receivable, net ....................................     21,497      13,077
                 Deferred maintenance revenue ................................     (3,718)     (1,540)
                 Deferred professional service revenue .......................     (3,625)        654
                 Accounts payable, accrued compensation
                     and other liabilities ...................................     (6,717)        687
                 Taxes payable ...............................................     (7,054)     (2,729)
                 Non cash portion of special charge ..........................       --         1,253
                 Other .......................................................      1,928         480
             Tax benefit from exercise of stock options ......................      9,654       2,304
                                                                                 --------    --------
                     Net cash and equivalents provided by operating activities     34,383      26,511

Investing activities:
     Purchase of property, plant and equipment ...............................     (4,673)     (3,045)
     Capitalization of software development costs ............................     (5,958)     (5,838)
     Increase in marketable securities .......................................    (16,704)    (25,838)
     Acquisitions of businesses and technology, net of cash acquired .........    (27,311)     (2,056)
                                                                                 --------    --------
                     Net cash and equivalents used in investing activities ...    (54,646)    (36,777)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
         purchase plans ......................................................     15,006       5,964
     Purchase of treasury stock ..............................................    (14,217)     (6,453)
     Net investment in call option ...........................................     (2,810)       --
                                                                                 --------    --------
                     Net cash and equivalents used in financing activities ...     (2,021)       (489)

Effect of exchange rate changes on cash and equivalents ......................        (27)       (457)
                                                                                 --------    --------
Decrease in cash and equivalents .............................................    (22,311)    (11,212)
Cash and equivalents at the beginning of the period ..........................     36,561      23,201
                                                                                 --------    --------
Cash and equivalents at the end of the period ................................   $ 14,250    $ 11,989
                                                                                 ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2001. The results of operations for the three and six months ended March 30, 2002 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2002 presentation.

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

NOTE C - Other Current Assets

Other current assets consists of the following (in thousands):


                                       March 30, 2002       September 30, 2001
                                       --------------       ------------------
Inventory                               $5,823                    $5,076
Prepaid income and other taxes           5,483                       903
Prepaid commissions                      4,163                     4,633
Prepaid royalties                        2,329                     2,251
Prepaid expenses - other                 4,449                     2,956
                                         -----                     -----
    Total                              $22,247                   $15,819
                                       =======                   =======

NOTE D - Goodwill and Other Intangible Assets - Adoption of Statements 141 and
         142

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

During the three-month period ended March 30, 2002, the Company completed the initial testing of the impairment of goodwill, as of October 1, 2001. As a result of the test, the Company has concluded that no impairment of goodwill exists as of October 1, 2001.

The following table presents the impact of the new standards related to goodwill amortization (and related tax effects) on net income and earnings per share, as if they had been in effect for the three and six months ended March 31, 2001 (in thousands, except per share data).


                                                 Three Months Ended        Six Months Ended
                                                ---------------------   ----------------------
                                                March 30,   March 31,     March 30,  March 31,
                                                   2002       2001          2002       2001
                                                ----------  ---------   ----------  ----------

Reported net income ..........................   $   5,773   $  (932)   $   11,970   $   1,856
    Add back:  Goodwill amortization .........        --         875          --         1,700
                                                 ---------   -------    ----------   ---------
    Adjusted net income ......................   $   5,773   $   (57)   $   11,970   $   3,556
                                                 =========   =======    ==========   =========

Basic earnings-per-share:
    Reported net income ......................   $   0.29    $ (0.05)   $     0.61   $    0.10
    Goodwill amortization ....................        --        0.05           --         0.09
                                                 ---------   -------    ----------   ---------
    Adjusted net income ......................   $   0.29    $  0.00    $     0.61   $    0.19
                                                 =========   =======    ==========   =========

Diluted earnings-per-share:
    Reported net income ......................   $   0.28    $ (0.05)    $    0.58   $    0.10
    Goodwill amortization ....................       --         0.05           --         0.09
                                                 ---------   -------    ----------   ---------
    Adjusted net income ......................   $   0.28    $  0.00     $    0.58   $    0.18
                                                 =========   =======    ==========   =========


Acquired intangible assets subject to amortization are presented in the following table.

                                              (in thousands)
                                           As of March 30, 2002
                                  ----------------------------------------
                                  Gross Carrying              Accumulated
                                     Amount                   Amortization
                                  --------------              ------------
Customer related                    $18,875                        $5,757
Maintenance relationships             6,004                           287
Non-compete agreements and other      2,618                         1,265
                                    -------                        ------
                                    $27,497                        $7,309
                                    =======                        ======


For the three and six months ended March 30, 2002, amortization expense for intangible assets was $0.7 million and $1.4 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

         Fiscal Year Ending                        Estimated annual
           September 30,                         amortization expense
         ------------------                      --------------------
                 2002                                   $2,843
                 2003                                    2,853
                 2004                                    2,476
                 2005                                    2,029
                 2006                                    1,989
                 2007                                    1,974


NOTE E - Acquisitions

On November 29, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of NW Micro-Technics, Inc. ("NWM"), the former Oregon-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of NWM's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. NWM was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gains access to existing and prospective customers in the northwestern United States region through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from NWM customers.

On December 28, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division ("SimplexGrinnell"). The aggregate purchase price was $22.1 million in cash. The results of SimplexGrinnell's operations have been included in the consolidated financial statements since that date. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of the acquisition, the Company expects to increase its presence in the mid-market sector, which includes companies with between 100 and 1,000 employees.

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands).

                                            At December 28, 2001
                                            --------------------

Accounts receivable                                   $6,773
Intangible assets                                      3,600
Goodwill                                              17,783
Other assets                                             743
                                                     --------
    Total assets acquired                             28,899

Deferred professional services revenue                (1,564)
Deferred maintenance revenue                          (5,161)
Other liabilities                                       (124)
                                                     --------
    Total liabilities assumed                         (6,849)
                                                     --------

Net assets acquired                                  $22,050
                                                     ========


Due to the timing of the SimplexGrinnell acquisition, the Company has not finalized the allocation of the purchase price.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of SimplexGrinnell had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that the Company and SimplexGrinnell believe are reasonable under the circumstances (in thousands, except per share data).

                                   Three Months Ended            Six Months Ended
                               -------------------------    -------------------------
                                 March 30,    March 31,       March 30,     March 31,
                                   2002         2001            2002          2001
                               ------------  -----------    ----------- -------------
Total revenues .............   $   79,934   $    72,829     $   162,632   $   144,386
Net income .................        5,773        (2,056)         10,807        (1,275)
Earnings per share - basic .   $     0.29   $     (0.11)    $      0.55   $     (0.07)
Earnings per share - diluted   $     0.28   $     (0.11)    $      0.53   $     (0.07)


The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

On February 20, 2002, the Company completed the acquisition of certain assets and the ongoing business operations of Packard Business Systems, Inc. ("Packard"), the former West Virginia-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of Packard's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. Packard was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gains access to existing and prospective customers in the West Virginia area through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from Packard customers.

On March 18, 2002, the Company completed the acquisition of the outstanding stock of Data Collection Systems Ltd. ("DCS"), a provider of time and attendance applications headquartered in the U.K. The aggregate purchase price was not material to the Company's financial position. The results of DCS's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company gains access to existing and prospective customers in the U.K. through its subsidiary in the U.K., Kronos Systems Ltd., as well as access to the existing maintenance revenue stream from DCS customers.

NOTE F - Source Code License Agreement

On March 15, 2002, the Company entered into an agreement with Best Software Inc. ("Best") to acquire a limited license to the source code and object code for Best's human resources and payroll software (Abra Enterprise (TM)). Under the terms of the agreement, Best will provide the Abra Enterprise source code to the Company and give the Company the right to reproduce, market and sublicense the software. The Company will integrate Abra Enterprise into its Workforce Central(TM) suite and will market and sublicense the integrated product suite. Per the terms of the agreement, the Company shall pay to Best a one-time technology delivery fee, a portion of which is being amortized over a five (5) year period and is included in other assets on the balance sheet. The agreement also requires the Company to pay minimum royalties for the first five (5) years of the agreement with royalty payments based on the number of licensed employees continuing for an aggregate period of ten (10) years.

NOTE G - Comprehensive Income

For the three and six months ended March 30, 2002 and March 31, 2001, comprehensive income (loss) consisted of the following (in thousands):

                                    Three Months Ended        Six Months Ended
                                 ------------------------  ---------------------
                                  March 30,     March 31,   March 30,  March 31,
                                     2002         2001        2002       2001
                                 ----------   -----------  ----------  ---------
Comprehensive income (loss):
Net income (loss) ...............   $  5,773    $   (932)   $ 11,970    $  1,856
Cumulative translation adjustment        125        (666)        328        (540)
Unrealized (loss) gain on
available-for-sale securities ...       (274)        200        (425)        405
                                    --------    --------    --------    --------
Total comprehensive income (loss)   $  5,624    $ (1,398)   $ 11,873    $  1,721
                                    ========    ========    ========    ========

NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                   Three Months Ended           Six Months Ended
                                 ------------------------    ------------------------
                                  March 30,    March 31,      March 30,     March 31,
                                    2002        2001            2002           2001
                                -----------  -----------     -----------   ----------

Net income (loss) ............   $     5,773   $      (932)   $    11,970   $     1,856
                                 ===========   ===========    ===========   ===========
Weighted-average shares ......    19,760,008    18,747,669     19,582,466    18,650,372
Effect of dilutive securities:
    Employee stock options ...     1,005,442          --          994,361       604,368
                                 -----------   -----------    -----------   -----------
Adjusted weighted-average
shares and assumed conversions    20,765,450    18,747,669     20,576,827    19,254,740
                                 ===========   ===========    ===========   ===========
Basic earnings per share .....   $      0.29   $     (0.05)   $      0.61   $      0.10
                                 ===========   ===========    ===========   ===========
Diluted earnings per share ...   $      0.28   $     (0.05)   $      0.58   $      0.10
                                 ===========   ===========    ===========   ===========


NOTE I - Stock Split

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

NOTE J - New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for the Company October 1, 2002, and early adoption is allowed. The Company does not expect SFAS No. 144 to have a material effect on its earnings or financial position.

In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. Out-of-pocket expenses include travel expenses such as airfare, hotel, mileage and meals that the customer will reimburse the service vendor. The EITF is effective for financial reporting periods beginning after December 15, 2001. As a result of the adoption of the EITF, service revenues and the corresponding cost of sales increased by $0.3 million for the three month periods ended March 30, 2002 and March 31, 2001, and by $0.6 million and $0.5 million for the six month periods ended March 30, 2002 and March 31, 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to revenues derived from prior acquisitions, revenue growth rates and gross profit, operating expenses, future acquisitions and available cash, investments and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     Management's discussion and analysis of financial condition and results of operations are based upon Kronos' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Kronos to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. Kronos bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     Kronos has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of Kronos' accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements in Item 14 of Kronos' Annual Report on Form 10-K for the year ended September 30, 2001 for further information.

     Revenue Recognition - Kronos recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions." Product revenue from sales and sales-type leases is recognized upon shipment when a noncancelable agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. In instances where vendor specific objective evidence does not exist for delivered elements, typically software products, the residual method is used to recognize revenue. Typically software fees are due within one year from date of contract signing. If the fee due from the customer is not fixed or determinable, including payment terms greater than one year from contract signing, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenues from maintenance agreements are recognized ratably over the contractual period and all other service revenues are recognized as the services are performed.

     Allowance for Doubtful Accounts and Sales Returns Allowance - Kronos maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by Kronos after consideration of factors such as the composition of the accounts receivable aging, bad debt history, and customer creditworthiness. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. In addition, Kronos maintains a sales returns allowance to reflect estimated losses for sales returns and adjustments. This allowance is established by Kronos using estimates based on historical experience. If Kronos experiences an increase in sales returns and adjustments, additional allowances and charges against revenue may be required.

     Valuation  of   Intangible   Assets  and   Goodwill  -  In  assessing   the
recoverability of goodwill and other intangible assets, Kronos must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Kronos may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, Kronos will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. For the first six months of fiscal 2002, no impairment was recorded.

     Capitalization of Software Development Costs - Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software.

Results of Operations

     Revenues. Revenues for the three and six month periods ended March 30, 2002 were $79.9 million and $156.1 million, respectively, as compared to $67.6 million and $132.8 million for the comparable periods in the prior year. Revenue growth was 18% for both the three and six month periods ended March 30, 2002, as compared to 9% and 5% in the comparable periods in the prior year. The revenue growth rates experienced in the three and six month periods ended March 30, 2002 were primarily attributable to the continued increase in demand for Kronos' services. In addition, revenues were favorably impacted by acquisition of businesses over the preceding four quarters. The revenue growth rate experienced in the second quarter of fiscal 2001 was principally due to the unusually low growth rate experienced in the second quarter of fiscal 2000.

     On December 28, 2001, Kronos acquired certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division ("SimplexGrinnell"). The revenues and results of operations related to the acquisition are included in the three and six month periods ended March 30, 2002. Kronos presently anticipates that revenue growth, including revenues from customers obtained in the acquisition of businesses, will range between 12% - 17% in the third quarter of fiscal 2002 and range between 14% - 17% for all of fiscal 2002.

     Product revenues for the quarter increased 4% to $34.0 million as compared to $32.6 million and a product revenue increase of 2% in the second quarter of fiscal 2001. Product revenue for the first six months of fiscal 2002 increased 4% to $69.2 million as compared to $66.6 million and a product revenue decline of 2% in the first six months of fiscal 2001. The product revenue growth experienced in the three and six month periods ended March 30, 2002 was attributable to revenues related to the conversion to Kronos products and add-on sales to customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers was $2.7 million and $3.4 million in the three and six month periods ended March 30, 2002, respectively. Management believes that, as a result of various factors including the broad economic slowdown, many transactions, particularly those of larger transaction value, have been deferred. The deferral of various transactions has negatively impacted the organic revenue growth rates in the three and six month periods ended March 30, 2002.

     Service revenues for the second quarter of fiscal 2002 increased to $46.0 million as compared to $35.0 million in the second quarter of fiscal 2001. Service revenues for the first six months of fiscal 2002 were $86.9 million as compared to $66.2 million for the first six months of the prior year. Service revenues increased 31% in both the three and six months ended March 30, 2002. Excluding the effect of incremental service revenues from acquisition of businesses in the preceding four quarters, service revenues increased 14% and 18% in the three and six month periods ended March 30, 2002, respectively. In addition to the acquisition of businesses, the growth in service revenues in the three and six month periods ended March 30, 2002 reflects an increase in the level of professional services accompanying new and upgrade sales and, to a lesser extent, an increase in maintenance revenue from the expansion of the installed base and the level of services sold to the installed base. Service revenues grew at a rate of 18% and 14% during the three and six month periods ended March 31, 2001, respectively. The growth in service revenues in these prior periods reflect an increase in maintenance revenue from expansion of the installed base, increased level of services sold to the installed base and, to a lesser extent, incremental maintenance revenues resulting from Kronos' acquisitions of various dealer territories.

     Gross Profit. Gross profit as a percentage of revenues was 61% for the three and six month periods ended March 30, 2002, as compared to 58% and 59% for the same periods of the prior year. The improvement in gross profit in the three and six month periods ended March 30, 2002 was attributable to an increase in service gross profit, which was partially offset by a decrease in product gross profit in these periods. Management anticipates gross profit to be between 61% and 63% over the remainder of the fiscal year. Product gross profit as a percentage of product revenues was 75% and 76% in the three and six month periods ended March 30, 2002, respectively, compared to 76% in the same periods of the prior year. The decrease in product gross profit in this quarter is primarily related to higher royalty costs, higher production costs attributable to a newly released terminal, and higher costs associated with the SimplexGrinnell product line. This decrease is partially offset by a higher proportion of software sales that typically carry a higher gross profit than hardware sales.

     Service gross profit as a percentage of service revenues was 50% for the three and six month periods ended March 30, 2002, compared to 42% in the same periods of the prior year. The improvement in service gross profit is attributable to increased productivity in the service organization. The improvement in productivity is the result of leveraging investments in service systems to more effectively manage the resources required to deliver professional services and customer support.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 50% and 49% for the three and six month periods ended March 30, 2002, respectively, as compared to 60% and 57% for the same periods in the prior year. The decrease in operating expenses as a percentage of revenues was primarily due to the special charge recorded in the second quarter of fiscal 2001 and the elimination of goodwill amortization due to Kronos' adoption of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" effective October 1, 2001 (see Note D in the Notes to Condensed Consolidated Financial Statements). On a pro forma basis, excluding the special charge and amortization expense, net operating expenses as a percentage of revenues for the three and six month periods ended March 31, 2001 were 54% and 53%, respectively.

     Sales and marketing expenses as a percentage of revenues were 33% for the three and six month periods ended March 30, 2002, as compared to 36% and 35% for the comparable periods in the prior year. The decrease in sales and marketing expense as a percent of revenue was attributable to leveraging our investment in infrastructure to generate higher sales volumes. Engineering, research and development expenses as a percentage of revenues were 12% and 11% for the three and six month periods ended March 30, 2002 as compared to 12% for the comparable periods in the prior year. The decrease as a percentage of revenues for the six month period ended March 30, 2002 as compared to the same period in the prior fiscal year was due to higher sales volume. Engineering expenses of $9.3 million and $8.4 million in the second quarter of fiscal 2002 and 2001, respectively, are net of capitalized software development costs of $3.0 million and $2.8 million, respectively. Engineering expenses of $17.2 million and $16.3 million in the first six months of fiscal 2002 and 2001, respectively, are net of capitalized software development costs of $5.6 million and $5.5 million, respectively. General and administrative expenses as a percentage of revenues were 6% in the three and six month periods ended March 30, 2002 as compared to 7% in three month period ended March 31, 2001 and 6% in the six month period ended March 31, 2001. Amortization of intangible assets as a percentage of revenues was 1% in the three and six month periods ended March 30, 2002 as compared to 3% in the comparable periods of the prior year. The decrease in amortization is the result of the elimination of goodwill amortization described above. Other income, net is principally attributable to interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio. Management anticipates that operating expenses, as a percent of revenues in the final six months of fiscal 2002 will be less than that experienced in the first six months of fiscal 2002.

     Prior Year Special Charge. A special charge in the amount of $3.0 million related to the termination of Kronos' Crosswinds Technology operations was recorded in the second quarter of fiscal 2001. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses has resulted in the termination of the stand-alone operating unit. Revenues in the first six months of fiscal 2001 generated by the Crosswinds Technology Group approximated $0.5 million. The $3.0 million charge consists of $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $0.1 million in other costs.

     Income Taxes. For the three and six month periods ended March 30, 2002, the income tax provisions as a percentage of pretax income were 34.5% and 34.8%, respectively. As a percentage of pretax income, the three month period ended March 31, 2001 had a tax benefit of 35.0% and the six month period ended March 31, 2001 had a tax provision of 35.0%. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

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

     For acquisitions completed prior to June 30, 2001, the Company applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For acquisitions completed after June 30, 2001, Kronos applied the new rules beginning in the fourth quarter of fiscal 2001. On a pro forma basis, Kronos would have realized an increase in net income of $0.9 million, or $0.05 per diluted share for the three months ended March 31, 2001 and $1.7 million, or $0.09 per diluted share for the six months ended March 31, 2001, if these new standards had been applied to the first six months of fiscal 2001. During the second quarter of fiscal 2002, Kronos completed the initial testing of the impairment of goodwill, as of October 1, 2001. As a result of the test, Kronos has concluded that no impairment of goodwill exists as of October 1, 2001.

     In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Kronos does not expect SFAS No. 144 to have a material effect on its earnings or financial position.

     In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. Out-of-pocket expenses include travel expenses such as airfare, hotel, mileage and meals that the customer will reimburse the service vendor. The EITF is effective for financial reporting periods beginning after December 15, 2001. As a result of the adoption of the EITF, service revenues and the corresponding cost of sales increased by $0.3 million for the three month periods ended March 30, 2002 and March 31, 2001, and by $0.6 million and $0.5 million for the six month periods ended March 30, 2002 and March 31, 2001, respectively.

Liquidity and Capital Resources

     As of March 30, 2002, Kronos had negative working capital of $6.8 million as compared to working capital of $11.1 million at September 30, 2001. Kronos believes that this decrease in working capital is principally due to cash spent on the acquisition of businesses and technology and the purchase of treasury stock during the first six months of fiscal 2002. During the first six months of fiscal 2002, working capital was reduced as Kronos used available cash of $27.3 million to complete acquisitions of businesses with a net working capital of $0.5 million and an acquisition of technology. In addition, Kronos completed purchases of common shares of approximately $14.2 million during the first six months of fiscal 2002 for share repurchases pursuant to Kronos' stock repurchase program as well as the purchase of mature stock from employees related to the exercise of stock options. Cash, cash equivalents and marketable securities amounted to $63.2 million as of March 30, 2002, and $68.8 million as of September 30, 2001. The decline in cash, cash equivalents and marketable securities in the first six months of fiscal 2002 is primarily attributable to cash used in the Company's acquisitions and stock repurchases.

     Cash generated from operations amounted to $34.4 million in the first six months of fiscal 2002 as compared to $26.5 million in the first six months of fiscal 2001. The increase in cash generated from operations is primarily attributable to collections of accounts receivable and an increase in net income, partially offset by a decrease in deferred revenues and payments of bonuses and commissions. Also contributing to the increase in cash generated from operations is an increase in the tax benefit from exercise of stock options, however, this is substantially offset by the corresponding reduction in income taxes payable. Cash used for property, plant and equipment was $4.7 million in the first six months of fiscal 2002 compared to $3.0 million in the same period of fiscal 2001. Kronos' use of cash for the acquisition of businesses and technology in the first six months of fiscal 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions as well as the acquisition of the source code license for the Abra Enterprise human resources and payroll software. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Marketable securities increased by $16.7 million in the first six months of fiscal 2002 compared to an increase of $25.8 million in the first six months of fiscal 2001.

     Under Kronos' stock repurchase program, Kronos repurchased 230,500 common shares in the first six months of fiscal 2002 at a cost of $10.4 million compared to 202,500 common shares at a cost of $4.9 million for the same period in the prior year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes that with cash generated from ongoing operations it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future. If the need arose, Kronos believes that based on its current debt-free balance sheet and its financial position, it would be successful in securing financing from the capital markets.

During the quarter ended March 30, 2002, Kronos did not engage in:

o material off-balance sheet activities, including the use of structured finance or special purpose entities,

o        trading activities in non-exchange traded contracts, or

o transactions with persons or entities that benefit from their non-independent relationship with Kronos.

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

     Kronos' actual operating results may differ from those indicated by forward looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the dependence on Kronos' time and attendance product line, the ability to attract and retain sufficient technical personnel, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below and in Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which are specifically incorporated by reference herein.

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

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and its OEM partner, ADP, Inc ("ADP"). In the first six months of fiscal 2002, approximately 13% of Kronos' revenue was generated through sales to dealers and ADP. Management does not anticipate that its intention to enter the HR/Payroll market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of Kronos' major dealers and/or ADP, or termination or changes in their relationships with Kronos, could have a material adverse affect on the results of Kronos' operations.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The 2002 Annual Meeting of Stockholders of Kronos Incorporated was held on February 7, 2002.

(b) At the Annual Meeting, Messrs. D. Bradley McWilliams and Lawrence Portner were elected as Class I Directors for three-year terms expiring in 2005. In addition, the Directors whose terms of office continue after the meeting are two Class II Directors: Messrs. Mark
          S. Ain and W. Patrick Decker and two Class III Directors: Messrs. Richard J. Dumler and Samuel Rubinovitz. The tabulation was as follows:
                                                   FOR                WITHHELD
                                                   ---                --------
                  D. Bradley McWilliams         17,273,846             247,480
                  Lawrence Portner              17,273,003             248,323

(c)       Adoption of the Company's 2002 Stock Incentive Plan was approved as follows:
                                                                     BROKER
             FOR           AGAINST               ABSTAIN            NON VOTES
             ---           -------               -------            ---------
          12,856,775       2,392,134              154,793            2,117,624

(d) Amendments to the Company's 1992 Employee Stock Purchase Plan and an increase in the number of shares available under the Plan from 1,378,125 to 1,678,125, were approved as follows:
                                                                     BROKER
             FOR            AGAINST               ABSTAIN            NON VOTES
             ---            -------               -------            ---------
          14,984,008        260,232               159,462            2,117,624

(e) The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year.

             FOR            AGAINST               ABSTAIN
             ---            -------               -------
          17,437,064         77,195                7,067

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.1(1) Best Software Inc./Kronos Incorporated Agreement, dated as of
                  March 15, 2002 by and between Kronos Incorporated and Best Software, Inc.

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed during the fiscal quarter ended March 30, 2002.

(1)  Confidential treatment requested as to certain portions thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KRONOS INCORPORATED



                                             By       /s/ Paul A. Lacy
                                             ----------------------------------
                                                          Paul A. Lacy
                                                    Executive Vice President,
                                                    Chief Financial and
                                                    Administrative Officer
                                                  (Duly Authorized Officer and
                                                   Principal Financial Officer)


May 13, 2002

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



    Exhibit
    Number       Description

    10.1(1) Best Software Inc./Kronos Incorporated Agreement, dated as of March 15, 2002 by and between Kronos Incorporated and Best Software, Inc.



(1)  Confidential treatment requested as to certain portions thereof.