Form 10-Q
period 2002-06-29
KRONOS INC
filed 2002-08-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 29, 2002

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                     to
                               -------------------    --------------------------
Commission file number                      0-20109
                       ---------------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                     04-2640942
--------------------------------          --------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                    297 Billerica Road, Chelmsford, MA                 01824
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

     As of July 27, 2002, 19,680,453 shares of the registrant's common stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the Three
             and Nine Months Ended June 29, 2002 and June 30, 2001            1

          Condensed Consolidated Balance Sheets at June 29, 2002
             and September 30, 2001                                           2

          Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended June 29, 2002 and June 30, 2001                     3

          Notes to Condensed Consolidated Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   22

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                             Three Months Ended                  Nine Months Ended
                                                     ----------------------------------    -----------------------------
                                                            June 29,           June 30,        June 29,        June 30,
                                                              2002               2001            2002            2001
                                                     ----------------   ---------------    ------------    -------------
Net revenues:
      Product ..........................................   $     40,458    $     39,790    $    109,651    $    106,371
      Service ..........................................         46,612          35,960         133,482         102,193
                                                           ------------    ------------    ------------    ------------
                                                                 87,070          75,750         243,133         208,564
                                                           ------------    ------------    ------------    ------------
Cost of sales:
      Product ..........................................         10,106           8,298          26,956          24,009
      Service ..........................................         24,770          19,776          68,514          58,239
                                                           ------------    ------------    ------------    ------------
                                                                 34,876          28,074          95,470          82,248
                                                           ------------    ------------    ------------    ------------
          Gross profit .................................         52,194          47,676         147,663         126,316
Operating expenses and other income:
      Sales and marketing ..............................         28,337          26,035          79,586          73,002
      Engineering, research and development ............          9,023           9,107          26,210          25,443
      General and administrative .......................          5,507           4,954          15,114          13,570
      Amortization of intangible assets ................            746           1,860           2,113           5,447
      Other income, net ................................         (1,378)         (1,621)         (3,667)         (4,333)
      Special charge ...................................           --               698            --             3,689
                                                           ------------    ------------    ------------    ------------
                                                                 42,235          41,033         119,356         116,818

          Income before income taxes ...................          9,959           6,643          28,307           9,498
Income tax provision ...................................          3,462           2,325           9,840           3,324
                                                           ------------    ------------    ------------    ------------
          Net income ...................................   $      6,497    $      4,318    $     18,467    $      6,174
                                                           ============    ============    ============    ============

Net income per common share:
          Basic ........................................   $       0.33    $       0.23    $       0.94    $       0.33
                                                           ============    ============    ============    ============
          Diluted ......................................   $       0.32    $       0.23    $       0.90    $       0.32
                                                           ============    ============    ============    ============

Average common and common equivalent shares outstanding:
          Basic ........................................     19,658,011      18,750,018      19,607,647      18,683,586
                                                           ============    ============    ============    ============
          Diluted ......................................     20,349,674      19,164,780      20,501,109      19,224,752
                                                           ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                  KRONOS INCORPORATED
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share amounts)
                                       UNAUDITED

                                                                                          June 29,      September 30,
                                                                                            2002             2001
                                                                                        ------------    -------------
                                        ASSETS
Current assets:
   Cash and equivalents ................................................................   $  21,084    $  36,561
   Marketable securities ...............................................................      16,492       13,812
   Accounts receivable, less allowances  of $9,354
      at June 29, 2002 and $7,151 at September 30, 2001 ................................      70,287       75,295
   Deferred income taxes ...............................................................       8,176        6,655
   Other current assets ................................................................      21,201       15,819
                                                                                           ---------    ---------
          Total current assets .........................................................     137,240      148,142

Property, plant and equipment, net .....................................................      37,202       36,016
Marketable securities ..................................................................      19,196       18,400
Intangible assets ......................................................................      19,654       17,027
Goodwill ...............................................................................      55,982       34,142
Deferred software development costs, net ...............................................      18,223       17,144
Other assets ...........................................................................      17,830       13,943
                                                                                           ---------    ---------
         Total assets ..................................................................   $ 305,327    $ 284,814
                                                                                           =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................   $   8,091    $   7,272
   Accrued compensation ................................................................      24,224       26,932
   Accrued expenses and other current liabilities ......................................      11,609       16,073
   Deferred professional service revenues ..............................................      30,331       29,740
   Deferred maintenance revenues .......................................................      63,973       57,053
                                                                                           ---------    ---------
         Total current liabilities .....................................................     138,228      137,070
Deferred maintenance revenues ..........................................................       8,357       12,054
Other liabilities ......................................................................       6,415        4,674
Shareholders' equity:
   Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
      no shares issued and outstanding .................................................        --           --
   Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 19,911,952 and
     19,154,138 shares issued at June 29, 2002 and  September 30, 2001, respectively ...         199          192
   Additional paid-in capital ..........................................................      34,285       20,548
   Retained earnings ...................................................................     132,815      114,348
   Cost of Treasury Stock (315,378 shares and 95,787 shares
     at June 29, 2002 and September 30, 2001) ..........................................     (13,909)      (2,588)
   Accumulated other comprehensive income (loss):
     Foreign currency translation ......................................................      (1,170)      (1,796)
     Net unrealized gain on available-for-sale investments .............................         107          312
                                                                                           ---------    ---------
                                                                                              (1,063)      (1,484)
         Total shareholders' equity ....................................................     152,327      131,016
                                                                                           ---------    ---------
         Total liabilities and shareholders' equity ....................................   $ 305,327    $ 284,814
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                         Nine Months Ended
                                                                                   ----------------------------
                                                                                        June 29,      June 30,
                                                                                          2002          2001
                                                                                   -------------    -----------

Operating activities:
     Net income .....................................................................   $ 18,467    $  6,174
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
             Depreciation ...........................................................      6,785       5,986
             Amortization of intangible assets ......................................      2,111       5,447
             Amortization of deferred software development costs ....................      7,227       6,257
             Provision for deferred income taxes ....................................        874       1,171
             Changes in certain operating assets and liabilities:
                 Accounts receivable, net ...........................................     13,652      11,979
                 Deferred maintenance revenue .......................................     (3,875)     (1,978)
                 Deferred professional service revenue ..............................     (1,338)      1,236
                 Accounts payable, accrued compensation
                     and other liabilities ..........................................     (6,215)       (991)
                 Taxes payable ......................................................     (5,964)     (3,697)
                 Non cash portion of special charge .................................       --         1,300
                 Other ..............................................................        704      (1,090)
             Tax benefit from exercise of stock options .............................     10,291       2,528
                                                                                        --------    --------
                     Net cash and equivalents provided by operating activities ......     42,719      34,322

Investing activities:
     Purchase of property, plant and equipment ......................................     (7,696)     (4,606)
     Capitalization of software development costs ...................................     (9,100)     (9,003)
     Increase in marketable securities ..............................................     (3,476)    (19,470)
     Acquisitions of businesses and technology, net of cash acquired ................    (30,407)     (4,311)
                                                                                        --------    --------
                     Net cash and equivalents used in investing activities ..........    (50,679)    (37,390)

Financing activities:
     Net proceeds from exercise of stock option and employee stock
         purchase plans .............................................................     15,856       8,357
     Purchase of treasury stock .....................................................    (20,881)     (7,833)
     Net investment in call option ..................................................     (2,810)       --
                                                                                        --------    --------
                     Net cash and equivalents (used) provided in financing activities     (7,835)        524

Effect of exchange rate changes on cash and equivalents .............................        318        (187)
                                                                                        --------    --------
Decrease in cash and equivalents ....................................................    (15,477)     (2,731)
Cash and equivalents at the beginning of the period .................................     36,561      23,201
                                                                                        --------    --------
Cash and equivalents at the end of the period .......................................   $ 21,084    $ 20,470
                                                                                        ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company" or "Kronos") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2001. The results of operations for the three and nine months ended June 29, 2002 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2002 presentation.

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

NOTE C - Other Current Assets

Other current assets consists of the following (in thousands):

                                        June 29,               September 30,
                                          2002                      2001
                                        --------               -------------

Inventory                                 $6,340                    $5,076
Prepaid income and other taxes             4,367                       903
Prepaid commissions                        4,138                     4,633
Prepaid royalties                          1,715                     2,251
Prepaid expenses - other                   4,641                     2,956
                                         -------                   -------
    Total                                $21,201                   $15,819
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

The following table presents the impact of the new standards related to goodwill amortization (and related tax effects) on net income and earnings per share, as if they had been in effect for the three and nine months ended June 30, 2001 (in thousands, except per share data).

                                                           Three Months Ended       Nine Months Ended
                                                          ---------------------   ----------------------
                                                           June 29,    June 30,     June 29,    June 30,
                                                             2002        2001         2002        2001
                                                          ---------   ---------   ----------   ---------

Reported net income ...................................   $   6,497   $   4,318   $   18,467   $   6,174
    Add back:  Goodwill amortization ..................        --           855         --         2,555
                                                          ---------   ---------   ----------   ---------
    Adjusted net income ...............................   $   6,497   $   5,173   $   18,467   $   8,729
                                                          =========   =========   ==========   =========

Basic earnings-per-share:
    Reported net income ...............................   $    0.33   $    0.23   $     0.94   $    0.33
    Goodwill amortization .............................        --          0.05         --          0.14
                                                          ---------   ---------   ----------   ---------
    Adjusted net income ...............................   $    0.33   $    0.28   $     0.94   $    0.47
                                                          =========   =========   ==========   =========

Diluted earnings-per-share:
    Reported net income ...............................   $    0.32   $    0.23   $     0.90   $    0.32
    Goodwill amortization .............................        --          0.04         --          0.13
                                                          ---------   ---------   ----------   ---------
    Adjusted net income ...............................   $    0.32   $    0.27   $     0.90   $    0.45
                                                          =========   =========   ==========   =========

Acquired intangible assets subject to amortization are presented in the following table.

                                                 (in thousands)
                                               As of June 29, 2002
                                         ---------------------------------
                                         Gross Carrying       Accumulated
                                             Amount           Amortization
                                         --------------       ------------

Customer related                               $18,998             $6,333
Maintenance relationships                        6,004                410
Non-compete agreements and other                 2,748              1,353
                                               -------             ------
                                               $27,750             $8,096
                                               =======             ======


For the three and nine months ended June 29, 2002, amortization expense for intangible assets was $0.7 million and $2.1 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

          Fiscal Year Ending                       Estimated annual
             September 30,                       amortization expense
          ------------------                     --------------------

                 2002                                   $2,884
                 2003                                    2,897
                 2004                                    2,517
                 2005                                    2,054
                 2006                                    2,012
                 2007                                    1,995


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

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands).

                                                         At December 28, 2001
                                                         --------------------

Accounts receivable                                                  $7,091
Customer related intangible asset (amortized over                     1,100
12 years)
Maintenance relationships intangible asset                            2,500
(amortized over 12 years)
Goodwill                                                             18,067
Other assets                                                            768
                                                                    -------
    Total assets acquired                                            29,526

Deferred professional services revenue                              (1,564)
Deferred maintenance revenue                                        (5,611)
Other liabilities                                                     (301)
                                                                    -------
    Total liabilities assumed                                       (7,476)
                                                                    -------

Net assets acquired                                                 $22,050
                                                                    =======


Due to the significant volume of customer contracts assumed in conjunction with the SimplexGrinnell acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of purchase price will be completed by September 30, 2002.

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




                                 Three Months Ended          Nine Months Ended
                               -----------------------   -------------------------
                                June 29,     June 30,      June 29,      June 30,
                                  2002          2001         2002          2001
                               ----------   ----------   -----------   -----------
Total revenues .............   $   87,070   $   81,896   $   249,702   $   226,282
Net income .................        6,497        3,520        17,304         2,245
Earnings per share - basic .   $     0.33   $     0.19   $      0.88   $      0.12
Earnings per share - diluted   $     0.32   $     0.18   $      0.84   $      0.12


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

NOTE F - Source Code License Agreement

On March 15, 2002, the Company entered into an agreement with Best Software Inc. ("Best") to acquire a limited license to the source code and object code for Best's human resources and payroll software (Abra Enterprise (TM)). Under the terms of the agreement, Best will provide the Abra Enterprise source code to the Company and give the Company the right to reproduce, market and sublicense the software. The Company will integrate Abra Enterprise into its Workforce Central(R) suite and intends to market and sublicense the integrated product suite. Per the terms of the agreement, the Company paid Best a one-time technology delivery fee that is being amortized over a five (5) year period and prepaid certain service fees. These amounts are included in other assets and other current assets on the balance sheet. The agreement also requires the Company to pay minimum royalties for the first five (5) years of the agreement with royalty payments based on the number of licensed employees continuing for an aggregate period of ten (10) years.

NOTE G - Comprehensive Income

For the three and nine months ended June 29, 2002 and June 30, 2001, comprehensive income consisted of the following (in thousands):


                                      Three Months Ended        Nine Months Ended
                                     --------------------     ---------------------
                                     June 29,    June 30,     June 29,     June 30,
                                       2002        2001         2002         2001
                                     --------    --------     --------     --------
Comprehensive income:
Net income ......................    $  6,497    $  4,318     $ 18,467     $  6,174
Cumulative translation adjustment         298         216          626         (325)
Unrealized gain (loss) on
available-for-sale securities ...         220        (100)        (205)         306
                                     --------    --------     --------     --------
Total comprehensive income ......    $  7,015    $  4,434     $ 18,888     $  6,155
                                     ========    ========     ========     ========


NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):



                                      Three Months Ended             Nine Months Ended
                                  --------------------------    --------------------------
                                    June 29,      June 30,       June 29,       June 30,
                                      2002          2001           2002           2001
                                  -----------    -----------    -----------    -----------

Net income ...................    $     6,497    $     4,318    $    18,467    $     6,174
                                  ===========    ===========    ===========    ===========
Weighted-average shares ......     19,658,011     18,750,018     19,607,647     18,683,586
Effect of dilutive securities:
    Employee stock options ...        691,663        414,762        893,462        541,166
                                  -----------    -----------    -----------    -----------
Adjusted weighted-average
shares and assumed conversions     20,349,674     19,164,780     20,501,109     19,224,752
                                  ===========    ===========    ===========    ===========
Basic earnings per share .....    $      0.33    $       .23    $      0.94    $      0.33
                                  ===========    ===========    ===========    ===========
Diluted earnings per share ...    $      0.32    $       .23    $      0.90    $      0.32
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

In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. Out-of-pocket expenses include travel expenses such as airfare, hotel, mileage and meals that the customer will reimburse the service vendor. The EITF is effective for financial reporting periods beginning after December 15, 2001. As a result of the adoption of the EITF, service revenues and the corresponding cost of sales increased by $0.3 million and $0.4 million for the three month periods ended June 29, 2002 and June 30, 2001, respectively, and by $0.8 million and $0.9 million for the nine month periods ended June 29, 2002 and June 30, 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to revenues derived from prior acquisitions, revenue growth rates and gross profit, operating expenses, future acquisitions and available cash, investments and operating cash flow and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause Kronos' actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Revenue Recognition - Kronos recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions." Product revenue from sales and sales-type leases is recognized upon shipment when a noncancelable agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable. Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. In instances where vendor specific objective evidence does not exist for delivered elements, typically software products, the residual method is used to recognize revenue. Typically software fees are due within one year from date of contract signing. However, since the mid 1990's Kronos has also offered customers the option to make payments over periods exceeding one year. Kronos has established a history of sucessfully collecting under the original payment terms without making concessions on payments, products or services. Kronos ordinarily records revenue for these transactions upon shipment, assuming all other conditions for revenue recognition have been satisfied. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenues from maintenance agreements are recognized ratably over the contractual period and all other service revenues are recognized as the services are performed.

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

     Valuation  of   Intangible   Assets  and   Goodwill  -  In  assessing   the
recoverability of goodwill and other intangible assets, Kronos must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, Kronos may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, Kronos will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. Kronos has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. For the first nine months of fiscal 2002, no impairment was recorded.

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


Results of Operations

     Revenues. Revenues for the three and nine month periods ended June 29, 2002 were $87.1 million and $243.1 million respectively, as compared to $75.8 million and $208.6 million for the comparable periods in the prior year. Revenue growth was 15% for the three month period ended June 29, 2002 and 17% for the nine month period ended June 29, 2002, as compared to 11% and 7% in the comparable periods in the prior year. The revenue growth rates experienced in the three and nine month periods ended June 29, 2002 were primarily attributable to the effect of incremental revenues derived from customers obtained from acquisitions of businesses over the preceding four quarters. Excluding the effect of these incremental revenues, revenue growth was nominal in the three month period ended June 29, 2002 and grew 5% in the nine month period ended June 29, 2002. In addition, revenues were favorably impacted by the continued increase in demand for Kronos' services. Management presently anticipates that revenue growth, including revenues from customers obtained in the acquisition of businesses, will range between 7% - 12% in the fourth quarter of fiscal 2002 and range between 14% - 15% for all of fiscal 2002.

     Product revenues for the quarter increased 2% to $40.5 million as compared to $39.8 million and an increase of 3% in the third quarter of fiscal 2001. Product revenue for the first nine months of fiscal 2002 increased 3% to $109.7 million as compared to $106.4 million and a product revenue decline of 1% in the first nine months of fiscal 2001. The product revenue growth experienced in the three and nine month periods ended June 29, 2002 was attributable to revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers was $4.6 million and $8.0 million in the three and nine month periods ended June 29, 2002, respectively. Management believes that the decline in product revenues, excluding incremental product revenue from acquired customers, is attributable to the continued economic downturn resulting in many customers deferring or reducing their technology purchases. While management believes the impact on technology purchasing is temporary, the effect may continue to cause delays or reductions in customer purchases of Kronos products and services in the future.

     Service revenues for the third quarter of fiscal 2002 increased 30% to $46.6 million as compared to $36.0 million and an increase of 21% in the third quarter of fiscal 2001. Service revenues for the first nine months of fiscal 2002 increased 31% to $133.5 million as compared to $102.2 million and an increase of 16% for the first nine months of the prior year. Service revenue derived from acquired customers was $6.6 million and $16.0 million in the three and nine month periods ended June 29, 2002, respectively. In addition to the acquisition of businesses, the growth in service revenues in the three and nine month periods ended June 29, 2002 reflects an increase in maintenance revenue from the expansion of the installed base and the level of services sold to the installed base and, to a lesser extent, an increase in the level of professional services accompanying new and upgrade sales.


     Gross Profit. Gross profit as a percentage of revenues was 60% and 61% for the three and nine month periods ended June 29, 2002, respectively, as compared to 63% and 61% for the same periods of the prior year. The decrease in gross profit as a percentage of revenues in the three month period ended June 29, 2002 was primarily attributable to a higher proportion of service revenues, which generate lower margins than product revenues, as well as a decline in product gross profit that was partially offset by an increase in service gross profit.

     Product gross profit as a percentage of product revenues was 75% in both the three and nine month periods ended June 29, 2002, compared to 79% and 77% in the three and nine month periods ended June 30, 2001, respectively. The decrease in product gross profit in both periods is primarily related to higher royalty and software amortization costs as well as higher production costs attributable to a newly released terminal and related modules. This decrease is partially offset by a higher proportion of software sales that typically carry a higher gross profit than hardware sales. Management anticipates that product gross profit as a percentage of product revenues in the fourth quarter will exceed that experienced in the current quarter.

     Service gross profit as a percentage of service revenues was 47% and 49% for the three and nine month periods ended June 29, 2002, respectively, compared to 45% and 43% in the same periods of the prior year. The improvement in service gross profit is attributable to increased productivity in the service organization. The improvement in productivity is the result of leveraging investments in service systems to more effectively manage the resources required to deliver professional services and customer support. Management anticipates that service gross profit as a percentage of service revenues in the fourth quarter will exceed that experienced in the current quarter despite the fact that Kronos is continuing to invest in infrastructure to support the introduction of its new Human Resources Management System (HRMS) products.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 49% for both the three and nine month periods ended June 29, 2002, as compared to 54% and 56% for the same periods in the prior year. The decrease in operating expenses as a percentage of revenues was primarily due to the special charge recorded in the second and third quarters of fiscal 2001 and the elimination of goodwill amortization due to Kronos' adoption of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" effective October 1, 2001 (see Note D in the Notes to Condensed Consolidated Financial Statements). On a pro forma basis, excluding the special charge and amortization expense, net operating expenses as a percentage of revenues for the three and nine month periods ended June 30, 2001 were 52% for both periods. Management anticipates that operating expenses as a percentage of revenues in the fourth quarter will be less than that experienced in the first nine months of fiscal 2002 despite the fact that Kronos is continuing to invest in infrastructure to support the introduction of its new HRMS products.

     Sales and marketing expenses as a percentage of revenues were 33% for the three and nine month periods ended June 29, 2002, as compared to 34% and 35% for the comparable periods in the prior year. The increase in sales and marketing expenses in both periods is attributable to Kronos' investments in sales personnel and related support costs to maximize the penetration of existing accounts and to add new customers as well as initiatives to expand market awareness of Kronos products and services. The decrease in sales and marketing expense as a percent of revenue in both periods was attributable to leveraging our investment in infrastructure to generate higher sales volumes.

     Engineering, research and development expenses as a percentage of revenues were 10% and 11% for the three and nine month periods ended June 29, 2002 as compared to 12% for the comparable periods in the prior year. The decrease as a percentage of revenues for the three and nine month periods ended June 29, 2002 as compared to the same period in the prior fiscal year was due to cost containment efforts coupled with higher sales volume in fiscal 2002. Engineering expenses of $9.0 million and $9.1 million in the third quarter of fiscal 2002 and 2001, respectively, are net of capitalized software development costs of $3.0 million in each period. The nominal decrease in expenses in the three month period ended June 29, 2002 as compared to the same period of the prior year is principally attributable to a reduction in spending related to contract consultants partially offset by an increase in salary and related expenses for additional engineering personnel. Engineering expenses of $26.2 million and $25.4 million in the first nine months of fiscal 2002 and 2001, respectively, are net of capitalized software development costs of $8.7 million and $8.4 million, respectively. The increase in engineering expenses in the nine month period ended June 29, 2002 as compared to the same period of the prior year is principally attributable to an increase in salary related expenses for additional engineering personnel partially offset by a reduction in spending related to contract consultants. The significant project development efforts in the three and nine month periods ended June 29, 2002 primarily related to further development and enhancement of the Workforce Central(R) suite, Timekeeper Central(R) system, Kronos iSeries Central suite, Kronos 4500(TM) terminal and, to a lesser extent, the eForce(R) software acquired from SimplexGrinnell. In addition, in the three month period ended June 29, 2002, Kronos initiated its development of its newest product suite, Workforce HRMS(TM).

     General and administrative expenses as a percentage of revenues were 6% in the three and nine month periods ended June 29, 2002 as compared to 7% in three and nine month periods ended June 30, 2001. The increase in general and administrative expenses in both periods is principally attributable to Kronos' investment in personnel and other infrastructure to support the growth of operations. The decrease as a percentage of revenues for the three and nine month periods ended June 29, 2002 as compared to the same period in the prior fiscal year was attributable to leveraging our investment in infrastructure to support higher sales volumes.

     Amortization of intangible assets as a percentage of revenues was 1% in the three and nine month periods ended June 29, 2002 as compared to 2% and 3% in the comparable periods of the prior year. The decrease in amortization is the result of the elimination of goodwill amortization described above. Other income, net is principally attributable to interest income earned from Kronos' cash as well as investments in its marketable securities and lease portfolio.

     Prior Year Special Charges. A special charge in the amount of $0.7 million was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. The charge was the result of management's effort to streamline operations to better align costs with expected revenues. In addition, in the second quarter of fiscal 2001 Kronos recorded a special charge in the amount of $3.0 million related to the termination of Kronos' Crosswinds Technology operations. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the stand-alone operating unit. The $3.0 million charge consisted of $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $0.1 million in other costs.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 34.8% in the three and nine month periods ended June 29, 2002 as compared to 35.0% in the comparable periods of the prior year. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, none of which is material, either individually or in the aggregate, to the consolidated results of operations.

     Newly Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS 141 and SFAS 142. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the FASB statements. Other intangible assets will continue to be amortized over their useful lives.

     For acquisitions completed prior to June 30, 2001, the Company applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For acquisitions completed after June 30, 2001, Kronos applied the new rules beginning in the fourth quarter of fiscal 2001. On a pro forma basis, Kronos would have realized an increase in net income of $0.9 million, or $0.04 per diluted share for the three months ended June 30, 2001 and $2.6 million, or $0.13 per diluted share for the nine months ended June 30, 2001, if these new standards had been applied to the first nine months of fiscal 2001.

     In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This FASB statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Kronos does not expect SFAS No. 144 to have a material effect on its earnings or financial position.

     In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. Out-of-pocket expenses include travel expenses such as airfare, hotel, mileage and meals that the customer will reimburse the service vendor. The EITF is effective for financial reporting periods beginning after December 15, 2001. As a result of the adoption of the EITF, service revenues and the corresponding cost of sales increased by $0.3 million and $0.4 million for the three month periods ended June 29, 2002 and June 30, 2001, respectively, and by $0.8 million and $0.9 million for the nine month periods ended June 29, 2002 and June 30, 2001, respectively.


Liquidity and Capital Resources

     Kronos funds its business through cash generated by operations. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. If the need arose, Kronos believes that based on its current debt-free balance sheet and its financial position, it would be successful in securing financing from the capital markets. As of June 29, 2002, Kronos had negative working capital of $1.0 million as compared to working capital of $11.1 million at September 30, 2001. Kronos believes that this decrease in working capital is principally due to cash spent on the acquisition of businesses and technology and the purchase of treasury stock during the first nine months of fiscal 2002. During the first nine months of fiscal 2002, working capital was reduced as Kronos used available cash of $30.4 million to complete acquisitions of businesses with a net working capital of $0.2 million and to purchase the Abra Enterprise human resources and payroll software (HRMS technology). In addition, Kronos completed repurchases of its common shares of approximately $20.9 million during the first nine months of fiscal 2002 for share repurchases pursuant to Kronos' stock repurchase program as well as the purchase of mature stock (stock held for at least six months) from employees related to the exercise of stock options. Cash, cash equivalents and marketable securities amounted to $56.8 million as of June 29, 2002, and $68.8 million as of September 30, 2001. The decline in cash, cash equivalents and marketable securities in the first nine months of fiscal 2002 is primarily attributable to cash used in the Company's acquisitions and stock repurchases.

     Cash generated from operations amounted to $42.7 million in the first nine months of fiscal 2002 as compared to $34.3 million in the first nine months of fiscal 2001. The increase in cash generated from operations is primarily attributable to an increase in net income and the tax benefit from the exercise of stock options, partially offset by a decrease in long term deferred maintenance revenues and deferred professional services as well as compensation related payments. Cash used for property, plant and equipment was $7.7 million in the first nine months of fiscal 2002 compared to $4.6 million in the same period of fiscal 2001. Kronos' use of cash for the acquisition of businesses and technology in the first nine months of fiscal 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions as well as the acquisition of the source code license for the HRMS technology. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities increased by $3.5 million in the first nine months of fiscal 2002 compared to an increase of $19.5 million in the first nine months of fiscal 2001.

     Under Kronos' stock repurchase program, Kronos repurchased 396,950 common shares in the first nine months of fiscal 2002 at a cost of $17.0 million compared to 171,000 common shares at a cost of $6.0 million for the same period in the prior year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases. Kronos believes that with cash generated from ongoing operations it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.


During the quarter ended June 29, 2002, Kronos did not engage in:

o material off-balance sheet activities, including the use of structured finance or special purpose entities,

o    material trading activities in non-exchange traded commodity contracts, or

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

     Potential Fluctuations in Quarterly Results. Kronos' quarterly operating results may fluctuate as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the ability of Kronos to effectively integrate acquired businesses into Kronos'
operations, the timing of the introduction of new products and product enhancements by Kronos and its competitors, the strategy employed by Kronos to enter the Human Resources Management System (HRMS) market, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, while Kronos has contracts to supply systems to certain customers over an extended period of time, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

     Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for frontline labor management systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its product offerings and to develop new products and interfaces, including products for the HRMS market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

     Dependence on Time and Attendance Product Line. To date, more than 90% of Kronos' revenues have been attributable to sales of time and attendance systems and related services. Although Kronos has introduced its products for the licensed HRMS market this fiscal quarter, Kronos expects that its dependence on the time and attendance product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause Kronos' time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent dealers and its OEM partner, ADP, Inc ("ADP"). In the first nine months of fiscal 2002, approximately 12% of Kronos' revenue was generated through sales to dealers and ADP. Management does not anticipate that its intention to enter the HRMS market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of Kronos' major dealers and/or ADP, or termination or changes in their relationships with Kronos, could have a material adverse affect on the results of Kronos' operations.

     Competition. The frontline labor management industry is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the markets. Although Kronos believes it has core competencies that are not easily obtainable by competitors, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development and marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share. With Kronos' efforts to expand its frontline labor management offering with the recent introduction of its HRMS product suite, Kronos will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their HRMS products than Kronos. Many of Kronos' HRMS competitors have significantly greater financial, technical and sales and marketing resources than Kronos, as well as more experience in delivering HRMS solutions. There can be no assurance that Kronos will be able to compete successfully against the current and future HRMS competitors, and its failure to do so could have a material adverse impact upon its business, prospects, financial condition and operating results.

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

     Protection of Intellectual Property. Kronos has developed, and through its acquisitions of businesses, acquired proprietary technology and intellectual property rights. Kronos' success is dependent upon its ability to further develop and protect its proprietary technology and intellectual property rights. Kronos seeks to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While Kronos has attempted to safeguard and maintain its proprietary rights, it is unknown whether Kronos has been or will be successful in doing so.

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

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed during the fiscal quarter ended June 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     KRONOS INCORPORATED


                                              By  /s/ Paul A. Lacy
                                                 ------------------------------
                                                      Paul A. Lacy
                                               Executive Vice President, Chief
                                            Financial and Administrative Officer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer)


August 12, 2002

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



Exhibit
Number      Description


99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    EXHIBIT 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-Q of Kronos Incorporated (the "Company") for the period ended June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark
S. Ain, Chief Executive Officer of the Company, and Paul A. Lacy, Executive Vice President, Chief Financial and Administrative Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                       By     /s/ Mark S. Ain
                                          -------------------------------------
Dated: August 12, 2002                            Mark S. Ain
                                            Chief Executive Officer



                                       By     /s/ Paul A. Lacy
                                           ------------------------------------
Dated: August 12, 2002                            Paul A. Lacy
                                       Executive Vice President, Chief Financial
                                            and  Administrative Officer