Form 10-K
period 2002-09-30
KRONOS INC
filed 2002-12-20
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to _____________

                         Commission file number 0-20109

                              Kronos Incorporated
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


         Massachusetts                                     04-2640942
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                        297 Billerica Road, Chelmsford MA        01824
_______________________________________________________________________________
               (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (978) 250-9800
                                                   ____________________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
    Series A Junior Preferred Participating Stock, $1.00 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                                 Yes     No X
                                    ----   ----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                             Non-Affiliate Voting                Aggregate
      Date                    Shares Outstanding                Market Value
September 30, 2002                12,787,219                    $314,949,204

     Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                    Class                        Outstanding Shares
                     Common Stock, $0.01 par
November 29, 2002        value per share                       19,710,291

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end, are incorporated by reference into Items 10-13 of Part III hereof. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

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

     In June 2002, Kronos formally expanded its frontline labor management system offerings by introducing the Workforce HRMS solution. This Human Resources Management System (HRMS) helps organizations align their people, processes and technology to improve individual productivity and business performance.

     The Company's frontline labor management systems are designed for a wide range of businesses from single-site to large multi-site enterprises. These systems can be purchased or financed from Kronos, or obtained on a subscription basis via the Company's application service provider (ASP) delivery model. Kronos' applications perform time and attendance, employee scheduling, shop floor labor allocation, activity-tracking and labor analytics. Kronos' systems capture information from all employees in the workplace utilizing a variety of user interaction technologies. These technologies include the Internet, desktop applications, remote transmission applications for use with handheld Personal Data Assistants (PDA's) and intelligent data collection terminals that the Company manufactures, as well as interactive voice response and biometrics (fingerprint identification). Kronos' application suite can either operate independently in a desktop environment or interface with related applications and technologies at many points throughout the enterprise to enable management to optimize the utilization of labor resources. In addition, the Company maintains an extensive professional service and technical support organization that is responsible for maintaining systems and providing professional and educational services. These services can be provided on site or over the
Internet. The Company also collaborates with industry leading vendors that market products and services that are synergistic to Kronos solutions. These collaborations include major enterprise resource planning system (ERPs) providers, manufacturing execution system (MES) providers, and human resources, finance, scheduling and payroll application providers, as well as consulting and systems integration firms. To date, nearly all of the Company's revenues and profits have been derived from its time and attendance applications and related products and services.

     Products

     Kronos offers an integrated suite of employee-centric solutions for labor management, payroll, and human resources. The software incorporated in Kronos' frontline labor management systems is parameter-driven, which allows it to be configured upon installation to meet the needs of an individual customer and reconfigured as customer needs evolve without the need for expensive custom software coding. The Company offers various products that operate in enterprise or desktop environments and can be accessed through a variety of user interaction technologies. The Company's current products include:


The Workforce Central(R) suite
------------------------------

The Workforce Central suite is a comprehensive suite of human resources, payroll, and labor management applications that are designed to optimize critical employee-related processes. Workforce Central is designed to capture data, process it, and integrate it across applications, delivering valuable information to all levels of management. Workforce Central works easily with a company's existing computing environment.

The Workforce Central product modules include:

o Workforce Timekeeper(TM) software is designed to automate and streamline the management, collection, and distribution of employee hours, and eliminates manual time sheets. It also extends the functionality of other business systems, such as ERP systems or Kronos HR and payroll solutions.

o Workforce Accruals(TM) software is designed to help control leave liability, comply with corporate policies or contracts and ensures accuracy across an organization, enabling employees and supervisors to manage leave time easily and efficiently.

o Workforce Professional(TM) software is designed to deliver employee self-service solutions throughout the organization. Employees can view, edit, and approve their time; submit requests for leave; and review their schedules and leave balances in a build-as-you-go editor that provides real-time access to labor data.

o Workforce Manager(TM) software is designed to allow supervisors to schedule their employees, manage time and leave on an exception basis and measure and improve productivity.

o Workforce HR(TM) software is designed to empower users to support strategic business objectives by streamlining critical human resources processes and improving information access with reporting and employee self-service.

o Workforce Payroll(TM) software is designed to provide complete control over payroll processing, enabling users to streamline processes, adhere to government regulations, and access critical data when they need it.

o Workforce Decisions(TM) software is designed to combine labor data with data from other business systems to give managers intuitive business scorecards - for the entire enterprise or tailored to individual units.


The Kronos iSeries Central suite
--------------------------------

The Kronos iSeries Central suite has been successfully implemented in virtually all types of companies and institutions leveraging the power, flexibility, and security of the IBM eServer iSeries.

Kronos iSeries Central product modules include:

o Kronos iSeries Timekeeper software is designed to be a flexible and comprehensive pay rules engine that applies complex work and pay rules accurately and consistently.

o Kronos iSeries Accruals software is designed to help control leave liability and comply with corporate policies or contracts.

o Kronos iSeries Attendance software is designed to automate no-fault attendance programs by capturing lost time exceptions and absences.

o Kronos iSeries Shopfloor software is designed to capture time, labor, and throughput at every stage of the production process and reconcile it with time and attendance data in Kronos iSeries Timekeeper.

o Kronos iSeries Decisions software is designed to extend the value of employee data to decision makers throughout the organization.

o Kronos iSeries Access and Gatekeeper(R) terminals are an integrated hardware and software solution designed for managing employee admittance into controlled areas in any facility.

o Kronos iSeries interface software is a host of interfaces tailored specifically for your system designed to interact with payroll, human resources, and manufacturing systems. Available for Kronos HR and payroll solutions and for vendors like J.D. Edwards, Lawson Software, SAP, and Peoplesoft as well as custom interfaces to in-house applications.

The Timekeeper Central(R) system
--------------------------------

The Timekeeper Central system is designed to automate and streamline the management, collection, and distribution of employee hours. Timekeeper Central software is designed to eliminate manual timesheets and timecards. It uses a calculation engine that applies complex pay rules consistently across the entire organization.

Timekeeper Central is also designed to simplify the control of labor expense throughout the enterprise. More importantly, the system is designed to allow anyone who requires this business-critical data, including Payroll, Human
Resources, Finance, etc., to access the information from anywhere in the organization.

Timekeeper Central modules include:

o Scheduling module software is designed to speed the process of creating and assigning employee schedules.

o Accruals module software is designed to ensure consistent benefit time administration.

o CardSaver(R) module software is designed to store individual punch history data for easy retrieval.

o Archive module software is designed to store historical work totals for easy retrieval.

o Database Poster software is designed to export time and attendance data to other software applications.

o Messaging module software is designed to download messages to employee terminals.

o    Timekeeper  Decisions(TM)  software is designed to combine  data from other
     business  systems  with  Kronos  data  and  delivers   intuitive   business
     scorecards.

Kronos e-Central(TM)

A secure, Internet-based application, Kronos e-Central is available on a monthly subscription basis. The service provides flexibility and choices for the user and delivers Kronos' labor management solutions affordably and quickly. This frees organizations to focus on core business needs while unburdening their IT staff. Additionally, it replaces a significant up-front hardware and software investment with predictable monthly fees. Kronos e-Central is scaled to conform to organizations' growth and ongoing labor management needs.

The following products address the needs of specific industries:

o    ShopTrac Pro(R)for manufacturing environments

     The ShopTrac Pro solution is designed to capture time, direct and indirect labor, quality, and material usage at every stage of the production process. ShopTrac Pro is designed to provide visibility to the information users need to make better real-time decisions. ShopTrac
     Pro is designed to offer the tools to improve customer responsiveness, enhance operating efficiency, increase labor productivity, and ensure quality control.


o    Visionware(R) for healthcare environments

     Visionware labor analytics software is designed to allow healthcare organizations manage growth and forecast labor needs by helping them to better understand, manage, and control labor costs across the enterprise. With the power of Visionware, managers can assess the performance of multiple facilities, determine the best skill mix complement of full- and part-time employees, and make timely decisions.

o    Workforce Smart Scheduler(TM) for retail environments

     Workforce Smart Scheduler software is a management tool that is designed to enable retail businesses to create staff schedules that reflect customer demands. Local, regional, and corporate managers can use this valuable labor data to enhance store productivity, identify ways to trim labor costs, and make more informed scheduling decisions.

Kronos provides a wide range of user interaction technologies to accommodate various work environments and markets, and to satisfy the price/performance requirements of its customers. These user interaction technologies include:

o    Kronos  Badge  Terminals:  Badge  terminals  that are  designed  to  record information when an employee swipes a badge or enters a personal identification number on a keypad. Data can be entered using the terminal's badge reader in Barcode or Magnetic Stripe format, or entered manually via the terminal keyboard. Lasers, charged coupled device ("CCD") scanners and Wedge readers can be attached to the terminal to aid in the collection of factory-floor or labor activity data.

o Kronos 4500 TouchID(TM): This option, for the Kronos 4500 Badge Terminal is a biometric option that is designed to verify the identity of the person entering information.

o Kronos iSeries Terminal Entry: Designed to leverage a customer's existing infrastructure investment. This component of the Kronos iSeries Central suite is designed to allow organizations to use client workstations to collect labor data and serves as an employee information station, providing employee inquiries about leave and other benefit balances. Kronos iSeries Terminal Entry is also designed to act as a messaging station, allowing supervisors to send messages to employee workstations.

o Workforce TeleTimeTM and Kronos iSeries TeleTime: Using telephone-based, interactive voice response solutions, enterprise-wide time and labor information can be collected and communicated.

o Kronos Workforce and iSeries MobileTime: Designed to provide a method for data collection and supervisory review for remote and mobile employees. Kronos Workforce and iSeries MobileTime is designed to improve the speed and efficiency of the remote workforce by allowing the use of Personal Data Assistants (PDAs) to record and transmit labor information to the Kronos iSeries Central system and the Workforce Central system.

Complementary products

o    Kronos ID Badging System

     This complete ID badging solution is designed to allow users to improve workplace safety while offering employees a one-card solution that can be used with Kronos terminals, gate access systems, debit, and other applications.

o    Gatekeeper(R)

     Gatekeeper software is designed to provide a method to control and track access to areas of the organization that require monitoring.

o    Workforce Connect(TM)

     Workforce Connect software is an integration solution that is designed to reduce integration delays and modification costs. Data can be imported quickly and easily from a variety of sources. It supports over 250 payroll systems and other essential integration needs.

     The Company believes that the extensive set of functions and features within its time and attendance products, the suite of applications available through its labor management systems, its various user interaction technologies, and its integrated payroll and human resources applications provide it with an important advantage in the marketplace. The Company believes additional competitive advantages are provided by:

o its ability to offer labor management systems that accommodate the hourly and professional workforce as well as specific vertical markets;

o its ability to offer an integrated labor management, payroll and human resources solution from a single vendor; and

o    the   Company's   breadth   and  depth  of   complementary   products   and
     collaborations with various industry-leading vendors.

Services and Support

     Kronos maintains an extensive professional service and technical support organization that provides a suite of maintenance, professional and educational services. These services are designed to support the Company's customers throughout the product life cycle. Maintenance service options are delivered through the Company's centralized Global Support operation or through local service personnel. The Company also provides a wide range of customer self-service options through the Internet. The Company's professional services include implementation support, technical and business consulting as well as system integration and optimization. The Company's educational services offer a full range of curriculae that are delivered through local training centers or via computer based training courses.

Marketing and Sales

     Kronos markets and sells its products to the major market (companies with fewer than 1,000 employees) and enterprise market (companies with 1,000 or more employees) in the United States and other countries through its direct sales and support organization and through independent resellers. In addition, to serve smaller businesses, the Company has a joint marketing agreement with ADP, Inc. ("ADP"). The Company's direct sales force is organized into two distinct market segments, major market and enterprise market. The direct sales force is organized by geographic region and the marketing department is organized into six separate functional groups. The responsibilities of these groups include:

o    developing product strategy, positioning and marketing;
o    vertical market strategy and programs;
o    sales support;
o    interaction with press, analysts and investment communities;
o    management of the customer database;
o    lead generation programs and advertising; and
o    marketing communications and the management of strategic alliances.


Direct Sales Organization
-------------------------

     The Company has 45 direct sales and support offices located in the United States. In addition, the Company has three sales and support offices located in Canada, three in the United Kingdom, two in Mexico, five in Australia, and one in New Zealand. Each direct sales office covers a defined territory, and has sales and support functions. To capitalize on the specialization of the Company's Visionware product and the focus on major market and enterprise prospects, the Company has dedicated Visionware, major market and enterprise sales teams within its direct sales organization.

     For the fiscal years ended September 30, 2002, 2001, and 2000, the Company's direct sales and support offices in the U.S. generated net revenues of $279.1 million, $230.2 million, and $210.5 million, respectively. For the fiscal years ended September 30, 2002, 2001, and 2000, the Company's international subsidiaries generated net revenues of $25.8 million, $23.4 million, and $21.3 million, respectively. Total assets at the Company's international subsidiaries for these periods were $24.8 million, $19.9 million, and $15.8 million, respectively. The increase in total assets in fiscal 2002 is attributable to increases in cash and accounts receivable balances in certain of the international subsidiaries.

Resellers
---------

     Kronos also markets and sells its products through independent resellers within designated geographic territories generally not covered by Kronos' direct sales offices. These dealers provide sales, support and installation services for Kronos' products. There are presently approximately 14 dealers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. dealers for the years ended September 30, 2002, 2001, and 2000 were $14.5 million, $17.3 million, and $20.1 million, respectively. The decrease in revenues in fiscal 2002 and 2001 is principally due to the acquisitions of various dealers during fiscal 2002, 2001 and 2000. Kronos also has dealers in Argentina, Bahamas, Bahrain, Barbados, Brazil, Chile, Columbia, Guatemala, Guyana, Jamaica, Lebanon, Netherlands Antilles, Netherlands, Nigeria, Norway, Panama, Puerto Rico, Romania, South Africa, Trinidad, United Arab Emerites, and the United Kingdom. Sales to independent international dealers were not material in any of the fiscal years 2000 - 2002. Kronos supports its dealers with training, technical assistance, and major account marketing assistance.


Original Equipment Manufacturers (OEM)
--------------------------------------

     The Company has a joint marketing agreement with ADP under which ADP markets proprietary versions of the Company's Timekeeper Central system, Workforce Central Suite and data collection terminals manufactured by the Company.

     In June 2002, the Company officially expanded its front-line labor management system offerings by unveiling its Workforce HRMS product. Management does not anticipate that this will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of the Company's major dealers and/or ADP, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

Customers/Backlog

     End-users of the Company's products include companies of virtually all sizes from many varied sectors such as manufacturing, healthcare, service, retail and government sectors. The Company believes that the dollar amount of backlog is not material to an understanding of its business. Although the Company has contracts to supply systems to certain customers over an extended period of time, substantially all of the Company's product revenues in each quarter result from orders received in that quarter.

Product Development

     The Company's product development efforts are focused on enhancing the capabilities and increasing the performance of its existing products as well as developing new products and standard interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers, including reaching the professional workforce through the Internet. During fiscal 2002, 2001, and 2000, Kronos' engineering, research and development expenses were $37.0 million, $33.3 million, and $29.9 million, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, including products for the HRMS market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software products owned by third parties to develop its products. If these products are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

Competition

     The frontline labor management industry is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the markets. Although the Company believes it has core competencies that position it strongly in the marketplace, maintaining the Company's technological and other advantages over competitors will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share. With the Company's efforts to expand its frontline labor management offering with the recent introduction of its HRMS products, the Company will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their HRMS products than the Company. Many of the Company's HRMS competitors have significantly greater financial, technical and sales and marketing resources than the Company, as well as more experience in delivering HRMS solutions. There can be no assurance that the Company will be able to compete successfully against the current and future HRMS competitors, and its failure to do so could have a material adverse impact upon its business, prospects, financial condition and operating results.

Proprietary Rights

     The Company has developed, and through its acquisitions of businesses, acquired proprietary technology and intellectual property rights. The Company's success is dependent upon its ability to further develop and protect its proprietary technology and intellectual property rights. The Company seeks to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While the Company has attempted to safeguard and maintain its proprietary rights, it is unknown whether the Company has been or will be successful in doing so.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that is regarded as proprietary. Policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. The Company can offer no assurance that it can adequately protect its proprietary rights or that its competitors will not reverse engineer or independently develop similar technology.

     The Company has registered trademarks for Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, ShopTrac Pro, the ShopTrac logo, Start.Time, Keep.Trac, Solution In A Box, Visionware, Workforce Central, Cambridge Clock, eForce, PeoplePlanner, PeoplePlanner design, Schedule Manager, Schedule Manager design, StarComm, StarPort, StarSaver, StarTimer, and the Company's logo in the United States. In addition, Kronos eCentral, Timekeeper Web, Kronos Connect, My Genies, FasTrack, Workforce Accruals, Workforce Activities, Workforce Decisions, Workforce Express, Workforce Genie, Workforce Scheduler, Workforce Smart Scheduler, Workforce Manager, Workforce MobileTime, Workforce TeleTime, Workforce Timekeeper, FasTrack, Hyperfind, Kronos 4500, Kronos 4500 Touch ID, Labor Plus, Schedule Assistant, Winstar Elite, WIP Plus, Workforce HR, Smart Scheduler,
StartLabor, StartQuality, StartWIP, Starter Series, Timekeeper Decisions, VisionPlus, Workforce Payroll, Workforce Record Manager, Workforce Recruiter, Workforce Tax Filing, and Workforce Web are trademarks of the Company. Certain trademarks have been obtained or are in process in various foreign countries.

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


Acquisitions

     On December 28, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division ("SimplexGrinnell"). The aggregate purchase price was $22.1 million in cash. The results of SimplexGrinnell's operations have been included in the Company's consolidated financial statements since that date. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of the acquisition, the Company expects to increase its presence in the mid-market sector, which includes companies with between 100 and 1,000 employees. The Company also completed several immaterial acquisitions during fiscal 2002. Please refer to Note H of the Notes to Consolidated Financial Statements for further information.

Employees

     As of November 29, 2002, the Company had approximately 2,200 employees. None of the Company's employees is represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has historically encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.

Available Information

     Kronos maintains an internet website at www.kronos.com. Kronos makes available, free of charge through its website, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports. Each such report is posted on Kronos' website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.


Item 2.  Properties

     The Company owns its 129,000 square foot corporate headquarters facility and leases approximately 195,000 square feet in two additional facilities, all located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these leased facilities. The Company additionally leases 59 sales and support offices located throughout North America, Europe, Australia and South America. The Company's aggregate rental expense for all of its facilities in fiscal 2002 was approximately $10.4 million. The Company considers its facilities to be adequate for its current requirements and believes that additional space will be available as needed in the future.

Item 3.  Legal Proceedings

     From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4A.  Executive Officers

                      Executive Officers of the Registrant

Name                  Age    Position
----                  ---    --------

Mark S. Ain           59     Chief Executive Officer and Chairman

Aron J. Ain           45     Executive Vice President, Chief Operating Officer

Paul A. Lacy          55     Executive Vice President, Chief Financial and
                             Administrative Officer

Lloyd B. Bussell      57     Vice President, Manufacturing

James Kizielewicz     43     Vice President, Marketing

Peter George          42     Vice President, Engineering, Chief Technology
                             Officer

Joseph DeMartino      53     Vice President, Worldwide Customer Service

Laura Vaughan         54     Vice President, Sales of the Americas


     Mark S. Ain, a founder of the Company, has served as Chief Executive Officer and Chairman since its organization in 1977. He also served as President from 1977 through September, 1996. Mr. Ain sits on the Board of Directors for the following public companies: KVH Industries, Inc., LTX Corporation and Park Electrochemical Corp. Mr. Ain is the brother of Aron J. Ain, Executive Vice President, Chief Operating Officer of the Company.

     Aron J. Ain has served as Executive Vice President, Chief Operating Officer since April 2002. Previously, Mr. Ain served as Vice President, Worldwide Sales and Service from November 1998 until April 2002, as Vice President, Marketing and Worldwide Field Operations from September 1996 until November 1998, and as Vice President, Sales and Service from 1988 through September, 1996. Mr. Ain is the brother of Mark S. Ain, Chief Executive Officer and Chairman.

     Paul A. Lacy has served as Executive Vice President, Chief Financial and Administrative Officer since April 2002. Previously, Mr. Lacy served as Vice President, Finance and Administration, Treasurer and Clerk from 1988 until April 2002.

     Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

     James Kizielewicz has served in a variety of capacities at the Company from 1981 until his appointment as Vice President, Marketing in January, 1997.

     Peter George has served as Vice President, Engineering since February 2002. Previously, Mr. George served as Vice President, Software Development since 1997 where he was responsible for the management of the development of the Company's software products.

     Joseph DeMartino has served as Vice President, Worldwide Customer Service since June 2002. Previously, Mr. DeMartino served as Vice President, North America Field Service since 1998 where he was responsible for the management of the customer service delivery functions, including consulting, education and technical support, for the Company's North America operations.

     Laura Vaughan has served in a variety of capacities at the Company from 1992 until her appointment as Vice President, Sales of the Americas in 2000. In this role, Ms. Vaughan is responsible for the Company's field sales operations for the U.S., Canada, Caribbean and Latin America territories. Ms. Vaughan was appointed to her current position as an executive officer in June 2002.

     Officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders at which time officers are appointed for the following fiscal year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters

STOCK MARKET INFORMATION

     The sales prices have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid November 15, 2001 to stockholders of record as of November 5, 2001.

     The Company's common stock is traded on the Nasdaq National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 2002 and 2001. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    2002
                            ----------------------------------------------------
Fiscal                                  High                      Low
--------------------------------------------------------------------------------
First quarter                         $53.050                   $25.433
Second quarter                         60.400                    42.000
Third quarter                          47.590                    26.010
Fourth quarter                         34.050                    23.460


                                                     2001
                            ----------------------------------------------------
Fiscal                                  High                      Low
--------------------------------------------------------------------------------
First quarter                         $28.167                   $19.083
Second quarter                         26.750                    18.167
Third quarter                          27.333                    16.708
Fourth quarter                         35.667                    22.833


HOLDERS

     On November 29, 2002 there were approximately 4,500 shareholders of record of the Company's common stock.

DIVIDENDS

     The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

Item 6. Selected Financial Data

The following table data should be read in conjunction with the consolidated financial statements and notes thereto.




Financial Highlights                                                 In thousands, except share data

                                                                         Year Ended September 30,
                                             ------------------------------------------------------------------------
                                               2002            2001            2000            1999            1998
                                             --------        --------        --------        --------        --------
Operating Data:
     Net revenues ...................        $342,377        $295,290        $271,195        $256,191        $203,516
     Net income .....................        $ 28,827        $ 16,504        $ 15,701        $ 22,378        $ 14,720

     Net income per common share (1):
         Basic ......................        $   1.47        $   0.88        $   0.84        $   1.19        $   0.79
         Diluted ....................        $   1.42        $   0.85        $   0.81        $   1.14        $   0.77

Balance Sheet Data:
     Total assets ...................        $333,024        $289,098        $240,641        $229,711        $164,286


(1) The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on November 15, 2001 to stockholders of record as of November 5, 2001.


Selected Quarterly Financial Data                 In thousands, except share data

                                                       Three Months Ended (1)
                                      -----------------------------------------------------
                                      Sept. 30,      June 29,       March 30,      Dec. 29,
                                        2002           2002           2002           2001
                                      ---------      --------       ---------      --------
Net revenues .................        $99,244        $87,070        $79,934        $76,129
Gross profit .................        $63,076        $52,194        $48,608        $46,861
Net income ...................        $10,360        $ 6,497        $ 5,773        $ 6,197

Net income per share (3):
           Basic .............        $  0.53        $  0.33        $  0.29        $  0.32
           Diluted ...........        $  0.52        $  0.32        $  0.28        $  0.30



                                                          Three Months Ended (1)
                                        ---------------------------------------------------------
                                        Sept. 30,       June 30,        March 31,        Dec. 30,
                                          2001           2001(2)         2001(2)           2000
                                        ---------       --------        --------         --------
Net revenues ...................        $ 86,726        $ 75,750        $ 67,633         $ 65,181
Gross profit ...................        $ 56,173        $ 47,676        $ 39,352         $ 39,288
Net income (loss) ..............        $ 10,330        $  4,318        $   (932)        $  2,789

Net income (loss) per share (3):
           Basic ...............        $   0.54        $   0.23        $  (0.05)        $   0.15
           Diluted .............        $   0.52        $   0.23        $  (0.05)        $   0.15


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to revenues derived from prior acquisitions, product and service revenues and revenue growth rates, deferred maintenance revenue, gross profit, operating expenses, future acquisitions and available cash, investments and operating cash flow and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Kronos has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of Kronos' accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements for further information.

     Revenue Recognition - The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, ADP and its independent resellers. Substantially all of the Company's software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company's end-user customers and indirect channel customers are generally recognized using the residual method when:

o persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;
o delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;
o the customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;
o    collectibility is probable; and
o vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

     Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company's product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

     As part of an arrangement, end-user customers typically purchase maintenance and support contracts as well as professional services from the Company. Maintenance and support services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of the data collection hardware, training, building simple interfaces, running test data, and assisting in the development and documentation of pay rules and best practices consulting.

     Revenues from maintenance and support services are recognized ratably over the term of the maintenance and support contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract's renewal rate. Maintenance and support services are typically stated separately in an arrangement. The Company has classified the allocated fair value of revenues pertaining to the contractual maintenance and support obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability. Revenues from time and material support services are recognized as the services are delivered.

     Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer's purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per class rate for training. Based upon the Company's experience in completing product implementations, it has determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

     The Company's arrangements with its end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. Generally, the Company's arrangements with end-user customers also do not include any acceptance provisions. However, if an arrangement does include acceptance provisions, they typically are based on the Company's standard acceptance provision. The Company's standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet Kronos' published specifications. Generally, the Company determines that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

     At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. For end-user customers, the Company's typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement are ordinarily due within one year of contract signing. The Company's payment terms for its indirect channel customers are less than 90 days and typically due within 30 days of invoice date.

     If the payment terms for the arrangement are considered extended or if the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under SOP 97-2 and classifies this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. The Company reports the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

     Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. These arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The term of these arrangements typically range between 18 and 36 months. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, the Company will initially defer the revenue and recognize when collection becomes probable, which typically is when payment is due assuming all other conditions for revenue recognition have been satisfied.

     Allowance for Doubtful Accounts and Sales Returns Allowance - Kronos maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by Kronos after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. In addition, Kronos maintains a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by Kronos using estimates based on historical experience. If Kronos experiences an increase in sales returns and adjustments, additional allowances and charges against revenue may be required.

     Valuation  of   Intangible   Assets  and   Goodwill  -  In  assessing   the
recoverability of goodwill and other intangible assets, Kronos must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, Kronos may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, Kronos will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. Kronos has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. During the three-month period ended March 30, 2002, the Company completed the initial testing of the impairment of goodwill, as of October 1, 2001. As a result of the test, the Company has concluded that no impairment of goodwill existed as of October 1, 2001. In addition, during the three-month period ended September 30, 2002, the Company completed its annual testing of the impairment of goodwill, as of July 1, 2002. As a result of the test, the Company has concluded that no impairment of goodwill existed as of July 1, 2002. Therefore, as a result of these impairment tests, no impairment was recorded in fiscal 2002.

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


Results of Operations

     Revenues. Revenues amounted to $342.4 million, $295.3 million and $271.2 million in fiscal 2002, 2001 and 2000, respectively. Annual revenue growth amounted to 16% in fiscal 2002, 9% in fiscal 2001 and 6% in fiscal 2000. The revenue growth experienced in fiscal 2002 was attributable to the effect of incremental revenues derived from customers obtained from acquisitions of businesses over the preceding four quarters and core business growth resulting from increased demand for Kronos' services. Revenues from core business grew 5% and revenues attributable to acquisitions contributed 11% of revenue growth in fiscal 2002. In fiscal 2001, revenues from core business grew 7% and revenue attributable to acquisitions contributed 2% of revenue growth. Management presently anticipates that revenue growth, including revenues from customers obtained in the acquisition of businesses, will range between 10% - 13% for fiscal 2003.

     Product revenues amounted to $158.5 million, $154.1 million and $153.0 million in fiscal 2002, 2001 and 2000, respectively. Product revenues increased 3% in fiscal 2002, 1% in fiscal 2001, and decreased 7% in fiscal 2000. The product revenue growth experienced in fiscal 2002 was attributable to revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers was $10.7 million during fiscal 2002. Management believes that the decline in product revenues, excluding incremental product revenue from acquired customers, is attributable to the continued economic downturn resulting in many customers deferring or reducing their technology purchases. While management believes the impact on technology purchasing may be temporary, the effect may continue to cause delays or reductions in customer purchases of Kronos products and services in the future. The product growth during fiscal 2001 was primarily attributable to increased product sales volume as a result of customer demand for platform and capacity upgrades from existing customers and demand for Kronos' new products, and to a lesser extent, revenues from customers obtained from acquisitions of businesses. The discontinuance of maintenance on DOS and Unix products, which was effective October 31, 2001, contributed to this increase in product revenue as customers transitioned from those platforms.

     Service revenues amounted to $183.9 million, $141.2 million and $118.1 million in fiscal 2002, 2001 and 2000, respectively. Service revenues grew 30% in fiscal 2002 as compared to 20% and 29% in fiscal 2001 and 2000, respectively. Service revenues amounted to 54%, 48% and 44% of total revenues in fiscal 2002, 2001 and 2000, respectively. Service revenue derived from acquired customers was $21.4 million in fiscal 2002, $5.0 million in fiscal 2001, and $8.5 million in fiscal 2000. In addition to the acquisition of businesses, the growth in service revenues in each of the fiscal years presented reflected an increase in maintenance revenues from the expansion of the installed base and the value of services sold to the installed base, as well as an increase in the level of professional services accompanying new and platform upgrade sales. The expansion of the installed base resulted from the cumulative effect of adding new sales to the base, and the acquisition of resellers and other companies. The increase in the value of services sold to the installed base was principally attributable to the platform upgrade of existing customers to Kronos' new products. Platform and capacity upgrade sales generally result in an increased value of maintenance contracts and level of professional service revenues. The growth in fiscal 2002 and 2001 service revenues also reflected the increase in delivery of professional services resulting from improving the efficiency of Kronos' service organization.

     Deferred maintenance revenues increased 9% from September 30, 2001. Current deferred maintenance revenues increased 17% and long-term deferred maintenance revenues decreased 29% from September 30, 2001. The decrease in the long-term portion was due to Kronos' decision to curtail the practice of selling multi-year maintenance contracts. Kronos management does not anticipate significant reductions in the growth rate of deferred maintenance in the foreseeable future. Deferred professional services revenues increased 12% from September 30, 2001.

     International revenues, which include revenues from Kronos' international subsidiaries and sales to independent international resellers, amounted to $27.1 million, $25.6 million and $24.1 million in fiscal 2002, 2001 and 2000, respectively. International revenues grew by 6% in fiscal years 2002 and 2001, and 8% in fiscal 2000. International revenues amounted to 8% of total revenues in fiscal 2002 and 9% of total revenues in fiscal years 2001 and 2000, respectively.

     Gross Profit. Gross profit as a percentage of revenues was 62% in fiscal years 2002 and 2001, and 61% in fiscal 2000. Management anticipates overall gross profit to decline in fiscal 2003 as more revenue derives from newer products including its Kronos 4500 terminal and Human Resources Management System (HRMS) products, which carry higher royalty and production costs, and as Kronos increases its investment in infrastructure to support the introduction of its HRMS products. In addition, if service revenues continue to grow proportionately faster than product revenues, gross margins may decrease as service revenues have a lower gross profit.

     Product gross profit as a percentage of product revenues was 76% in fiscal 2002 as compared to 78% in fiscal 2001. The decrease in product gross profit is primarily related to higher royalty and software amortization costs as well as higher production costs attributable to the Kronos 4500 terminal and related modules. Partially offsetting this decrease is a higher proportion of software sales, which typically carry a higher gross profit than hardware sales. The software component of product revenue increased to 63% of total product revenues in fiscal 2002 as compared to 57% and 54% in fiscal 2001 and 2000, respectively.

     Service gross profit as a percentage of service revenues was 49% in fiscal 2002 as compared to 44% and 41% in fiscal 2001 and 2000, respectively. The improvement in service gross profit for each fiscal year presented is primarily attributable to increased productivity in the service organization. The improvement in productivity was the result of leveraging investments in service systems to more effectively manage the resources required to deliver professional services and customer support. In fiscal 2002 and 2001, the Company implemented systems that improved visibility to the current professional services and training revenue backlog and allowed service managers to more effectively schedule resources.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 49% in fiscal 2002 as compared to 53% and 52% in fiscal 2001 and 2000, respectively. The decrease in net operating expenses as a percentage of revenues in fiscal 2002 was primarily due to the special charges recorded in the second and third quarters of fiscal 2001 and the elimination of goodwill amortization due to Kronos' adoption of Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" effective October 1, 2001 (see Note G in the Notes to Consolidated Financial Statements). On a proforma basis, excluding the special charge and amortization expense, net operating expenses as a percentage of revenues were 50% and 51% in fiscal 2001 and 2000, respectively. Although management intends to decrease operating expenses as a percentage of revenues in fiscal 2003, principally through productivity improvements, uncertainty related to the economic outlook and its impact on the timing of customers' purchases, as well as increased investment in infrastructure to support the introduction of the new HRMS products may prevent decreases as a percentage of revenues from being realized.

     Sales and marketing expenses as a percentage of revenues were 32% in fiscal 2002 and 34% in both fiscal 2001 and 2000. Sales and marketing expenses were $109.8 million, $99.8 million and $92.5 million in fiscal 2002, 2001 and 2000, respectively. The increase in sales and marketing expenses in all periods presented is attributable to Kronos' investments in sales personnel and related support costs to maximize the penetration of existing accounts and to add new customers as well as initiatives to expand market awareness of Kronos products and services. The impact of converting Kronos' reseller operations to direct sales operations also contributed to the increase to a lesser extent. The decrease in sales and marketing expense as a percentage of revenue in fiscal 2002 was primarily due to leveraging our investment in infrastructure to generate higher sales volumes.

     Engineering, research and development expenses as a percentage of revenues were 11% in all fiscal years presented. Engineering, research and development expenses were $37.0 million, $33.3 million and $29.9 million in fiscal 2002, 2001 and 2000, respectively. These expenses are net of capitalized software development costs of $11.2 million, $11.1 million and $9.8 million, respectively. The increase in engineering expenses in fiscal 2002 was primarily due to an increase in salary-related expenses for additional engineering personnel partially offset by a reduction in spending related to contract consultants. The significant project development efforts in fiscal 2002 principally related to further development and enhancement of the Workforce Central(R) suite, Kronos iSeries Central suite, Kronos 4500(TM) terminal and, to a lesser extent, the eForce(R) software acquired from SimplexGrinnell on December 28, 2001. In addition, during fiscal 2002, Kronos initiated its development of its newest product suite, Workforce HR(TM) and Workforce Payroll(TM). The growth in engineering, research and development expenses in fiscal 2001 resulted principally from the development of new Web-based software applications and hardware products.

     General and administrative expenses were $21.2 million, $18.5 million and $17.8 million in fiscal 2002, 2001 and 2000, respectively. As a percentage of revenues, general and administrative expenses were 6% in fiscal 2002 and 2001 as compared to 7% in fiscal 2000. General and administrative expenses primarily consist of personnel and overhead related expenses for administrative, information technology, finance, legal and human resources support functions. The increase in general and administrative expenses in fiscal 2002 is primarily due to Kronos' investment in personnel and other infrastructure to support the growth of operations.

     Amortization of intangible assets as a percentage of revenues was 1% in fiscal 2002 as compared to 3% in fiscal 2001, and 2% in fiscal 2000. The decrease in amortization is the result of the elimination of goodwill amortization described above. Other income, net as a percentage of revenues were 1% in fiscal 2002 and 2% in fiscal 2001 and 2000. Other income, net is principally interest income earned from Kronos' cash as well as investments in its marketable securities and financing arrangements.

     Prior Year Special Charge. A special charge in the amount of $3.7 million was recorded in fiscal 2001. Approximately $3.0 million of the special charge was recorded in the second quarter of fiscal 2001 related to the termination of Kronos' Crosswinds Technology operations. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the stand-alone operating unit. The $3.0 million charge consisted of $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $0.1 million in other costs. Approximately $0.7 million of the special charge was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. This charge was the result of management's effort to streamline operations to better align costs with expected revenues. As of September 30, 2002, Kronos did not have any remaining liability related to the special charge.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 35% in fiscal years 2002 and 2001, and 36% in fiscal 2000. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, amortization of goodwill for tax purposes, foreign tax rate differentials and state income taxes.

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

     For acquisitions completed prior to June 30, 2001, the Company applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning in the first quarter of fiscal 2002. For acquisitions completed after June 30, 2001, Kronos applied the new rules beginning in the fourth quarter of fiscal 2001. On a pro forma basis, Kronos would have realized an increase in net income of $3.5 million, or $0.18 per diluted share for fiscal 2001, and $3.0 million, or $0.16 per diluted share for fiscal 2000 if these new standards had been applied to fiscal 2001 and 2000.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This FASB statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for Kronos beginning on October 1, 2002, and will not have a material effect on its earnings or financial position.

     In January 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. Out-of-pocket expenses include travel expenses such as airfare, hotel, mileage and meals that the customer will reimburse the service vendor. As a result of Kronos' adoption of the EITF, service revenues and the corresponding cost of sales increased by $1.3 million in fiscal 2001, and by $0.7 million in fiscal 2000. The financial statements included in this Annual Report and/or Form 10-K reflect this new classification.


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

     Working capital as of September 30, 2002 amounted to $2.4 million as compared with $11.1 million at September 30, 2001. This decrease in working capital is primarily due to cash spent on the acquisition of businesses and software and the purchase of treasury stock during fiscal 2002. During fiscal 2002, working capital was reduced as Kronos used available cash of $31.9 million to complete acquisitions of businesses with minimal net working capital and to purchase the Abra Enterprise human resources and payroll software (HRMS technology).

     In addition, Kronos completed repurchases of its common shares of approximately $25.2 million during fiscal 2002. Of this amount, approximately $21.3 million was for share repurchases pursuant to Kronos' stock repurchase program, and $3.9 million was related to the purchase of stock held for at least six months from employees related to the exercise of stock options. Cash, cash equivalents and marketable securities at September 30, 2002 increased to $74.7 million from $68.8 million at September 30, 2001.

     Cash provided by operations amounted to $70.2 million in fiscal 2002 as compared to $54.4 million and $44.0 million in fiscal 2001 and 2000, respectively. The increase in operating cash flows in fiscal 2002 is principally attributable to an increase in net income, collection of accounts receivable from trade customers and the tax benefit from the exercise of stock options. These are partially offset by a reduced rate of increase in Kronos' deferred revenues as well as an increase in cash used due to timing of compensation-related payments. The growth rate of deferred professional services at September 30, 2002 declined from that experienced in the prior year principally due to more timely delivery of professional services resulting from an increase in service delivery personnel as well as increased productivity in the service organization. Similar to the prior year, deferred maintenance revenues decreased in comparison to the prior year as a result of Kronos' fiscal 2000 business decision to reduce the availability of multi-year maintenance contracts to customers. Although Kronos foregoes the cash received when multi-year contracts are accepted, management believes the loss of cash is offset by better economics achieved on annual maintenance renewals due to reduced selling costs and maintenance contract discounts. In addition, Kronos receives a corresponding cash benefit resulting from the tax treatment of the annual maintenance contracts as Kronos remits income taxes on maintenance contracts in the year the monies are received, which, in the case of multi-year maintenance contracts, results in more income taxes paid in the first year of the maintenance contract as compared to annual maintenance contracts. The increase in operating cash flows in fiscal 2001 was principally attributable to increased accrued compensation and collection of accounts receivable from trade customers as well as the reduction to Kronos' deferred tax asset related to multi-year maintenance contracts. The reduction in multi-year maintenance contracts creates a cash benefit as less cash is required to be remitted for tax purposes. Also contributing to the increase in cash flows during fiscal 2001 were non-cash charges related to the special charges recorded in the second and third quarters of fiscal 2001 as well as the non-cash charges related to deprecation and amortization. These factors are partially offset by a reduced rate of increase in Kronos' deferred maintenance revenues as a result of Kronos' fiscal 2000 business decision to reduce the availability of multi-year maintenance contracts to customers.

     Cash used for property, plant and equipment was $11.6 million in fiscal 2002 compared to $7.6 million and $19.7 million in fiscal 2001 and 2000, respectively. Kronos' use of cash for property, plant and equipment in all periods presented includes investments in information system and infrastructure to improve and support expanding operations. In fiscal 2000, Kronos' investment included the development and construction of its corporate headquarters campus. Kronos' use of cash for the acquisition of businesses and software in fiscal 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions as well as the acquisition of the source code license for the HRMS technology. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities increased by $8.4 million in fiscal 2002 compared to an increase of $4.0 million in fiscal 2001 and a decrease of $14.1 million in fiscal 2000.

     Under Kronos' stock repurchase program, Kronos repurchased 542,950 common shares during fiscal 2002 at a cost of $21.3 million compared to 354,675 common shares at a cost of $8.7 million in fiscal 2001 and 783,000 shares at a cost of $22.4 million in fiscal 2000. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases.

     Kronos leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

                                                Operating Lease
              Fiscal Year                         Commitments
              -------------------------------------------------
                 2003                                $ 9,803
                 2004                                  8,924
                 2005                                  8,037
                 2006                                  6,157
                 2007                                  3,905
                 Thereafter                            3,673
                                                     -------
                                                     $40,499
                                                     =======

     Kronos believes that with cash generated from ongoing operations it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.


During fiscal 2002, Kronos did not engage in:

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

     Kronos' actual operating results may differ from those indicated by forward-looking statements made in this Annual Report and/or Form 10-K and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the dependence on Kronos' time and attendance product line, the ability to attract and retain sufficient technical personnel, the protection of Kronos' intellectual property and the potential infringement on Kronos' intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below.


     Potential Fluctuations in Results. Kronos' operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the ability of Kronos to effectively integrate acquired businesses into Kronos' operations, the timing of the introduction of new products and product enhancements by Kronos and its competitors, the strategy employed by Kronos to enter the Human Resources
Management System ("HRMS") market, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the fourth quarter and a relatively smaller percentage in the first quarter of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

     Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for labor management systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its product offerings (including products for the HRMS market) and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

     Dependence on Time and Attendance Product Line. To date, more than 90% of Kronos' revenues have been attributable to sales of time and attendance systems and related services. Although Kronos has introduced its products for the licensed HRMS market during fiscal 2002, Kronos expects that its dependence on the time and attendance product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause Kronos' time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent resellers and its OEM partner, ADP. In fiscal 2002, approximately 11% of Kronos' revenue was generated through sales to resellers and ADP. Management does not anticipate that its entrance into the HRMS market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of Kronos' major resellers and/or ADP, or termination or changes in their relationships with Kronos, could have a material adverse effect on the results of Kronos' operations.

     Competition. The labor management industry is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Although Kronos believes it has core competencies that position it strongly in the marketplace, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development and marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share. With Kronos' efforts to expand its labor management offering with the recent introduction of its HRMS product suite, Kronos will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their HRMS products. Many of Kronos' HRMS competitors have significantly greater financial, technical and sales and marketing resources than Kronos, as well as more experience in delivering HRMS solutions. There can be no assurance that Kronos will be able to compete successfully in the HRMS marketplace, and its failure to do so could have a material adverse impact upon its business, prospects, financial condition and operating results.

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

     Protection of Intellectual Property. Kronos has developed, and through its acquisitions of businesses and software, acquired proprietary technology and intellectual property rights. Kronos' success is dependent upon its ability to further develop and protect its proprietary technology and intellectual property rights. Kronos seeks to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While Kronos has attempted to safeguard and maintain its proprietary rights, it is unknown whether Kronos has been or will be successful in doing so.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments, foreign currency fluctuations and decreases in its common stock price affecting capped call options. Refer to Note A "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. The Company's marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2002, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 2002, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Kronos periodically enters into short term capped call options in conjunction with its stock repurchase initiatives. The Company's exposure to a 20% decrease in the closing price of Kronos common stock at September 30, 2002 would not expose Kronos to material losses in earnings or cash flows.


Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data are listed in the Index to Consolidated Financial Statements at Item 15 of this Form 10-K.


Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following
Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from pages 5 through 7 of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 under the caption "Election of Directors."


Item 11. Executive Compensation

     Incorporated by reference from pages 7 through 20 of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," "Equity Compensation Plan Information," and "Report of Compensation Committee."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated by reference from pages 3 through 4 of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 under the caption "Security Ownership of Certain Beneficial Owners and Management." The disclosure required by Item 201(d) of
Regulation S-K is incorporated by reference to pages 19 through 20 of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 under the caption "Equity Compensation Plan Information".


Item 13. Certain Relationships and Related Transactions

     Information related to executive officers' retention agreements is incorporated by reference from page 15 of the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 under the caption "Employment Contracts and Retention Agreements."


Item 14. Controls and Procedures

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Related Transactions

(a) The following are filed as a part of this report:

    1. Financial Statements                                                Page
                                                                           ----
       Consolidated Statements of Income for the Years Ended
          September 30, 2002, 2001 and 2000                                F- 1

       Consolidated Balance Sheets as of September 30, 2002 and 2001       F- 2

       Consolidated Statements of Shareholders' Equity for
          the Years Ended September 30, 2002, 2001 and 2000                F- 3

       Consolidated Statements of Cash Flows for the Years Ended
          September 30, 2002, 2001 and 2000                                F- 4

       Notes to Consolidated Financial Statements                          F- 5

       Report of Ernst & Young LLP, Independent Auditors                   F-27

    2. Financial Statement Schedules


Information required by schedule II is shown in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3. Exhibits

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index following the audit report to this Form 10-K and are incorporated herein by reference.

       (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this report.

Kronos, Timekeeper, Timekeeper Central, Jobkeeper, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, TimeMaker, CardSaver, ShopTrac, ShopTrac Pro, Start. Time, Keep.Trac, Solution in a Box, Cambridge Clock, eForce, Imagekeeper, PeoplePlanner, Schedule Manager, StarComm, StarPort, StarSaver, StarTime, Workforce Central, Visionware and the Company's logo are registered trademarks of the Company. Timekeeper Web, HyperFind, Smart Scheduler, Starter Series, Start.Labor, Start.WIP, Start.Quality, Labor Plus, WIP Plus, Comm.Mgr, CommLink, Workforce Connect, FasTrack, Workforce Timekeeper, Workforce Activities, Workforce Smart Scheduler, Workforce Manager, Workforce Accruals, Workforce Web, Workforce TeleTime, Workforce Express, Workforce Scheduler, Workforce Decisions, Kronos e-Central, Workforce Employee, Workforce HR, Workforce Payroll, Workforce Record Manager, Workforce Recruiter, Workforce Tax Filing, Vision Plus, Timekeeper Decisions, and Schedule Assistant, and My Genies are trademarks of the Company. IBM is a registered trademark of, and iSeries and eServer are trademarks of, International Business Machines Corporation. ADP is a registered trademark of Automatic Data Processing, Inc. Microsoft is a registered trademark of Microsoft Corporation. PeopleSoft is a registered trademark of PeopleSoft, Inc. J.D.
Edwards is a registered trademark of J.D. Edwards and Company. Lawson is a registered trademark of Lawson Associates, Inc. SAP is a trademark of SAP AG.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2002.


                                         KRONOS INCORPORATED

                                         By  /s/ Mark S. Ain
                                           -------------------------
                                                 Mark S. Ain
                                            Chief Executive Officer
                                           and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2002.


Signature                                  Capacity
---------                                  --------

/s/ Mark S. Ain                     Chief Executive Officer
-------------------------           and Chairman of the Board
    Mark S. Ain                     (Principal Executive Officer)


/s/ Paul A. Lacy                    Executive Vice President, Chief Financial
-------------------------           and Administrative Officer
    Paul A. Lacy                    (Principal Financial and Accounting Officer)

/s/ Aron J. Ain                     Executive Vice President, Chief Operating
-------------------------           Officer
    Aron J. Ain

/s/ W. Patrick Decker               Director
-------------------------
    W. Patrick Decker


/s/ Richard J. Dumler               Director
-------------------------
    Richard J. Dumler


/s/ D. Bradley McWilliams           Director
-------------------------
    D. Bradley McWilliams


/s/ Lawrence Portner                Director
-------------------------
    Lawrence Portner


/s/ Samuel Rubinovitz               Director
-------------------------
    Samuel Rubinovitz

/s/ David B. Kiser                  Director
-------------------------
    David B. Kiser

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Mark S. Ain, certify that:

1.   I have reviewed this annual report on Form 10-K of Kronos Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 20, 2002                       /s/ Mark S. Ain
                                            -----------------------
                                                  Mark S. Ain
                                            Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Paul A. Lacy, certify that:

1.   I have reviewed this annual report on Form 10-K of Kronos Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002                    /s/ Paul A. Lacy
                                           ----------------------
                                               Paul A. Lacy
                                           Chief Financial Officer




Consolidated Statements of Income                     In thousands, except share and per share data


Year Ended September 30,                               2002                 2001                 2000
                                                   ------------         ------------         ------------

Net revenues:
    Product ...............................        $    158,466         $    154,064         $    153,049
    Service ...............................             183,911              141,226              118,146
                                                   ------------         ------------         ------------
                                                        342,377              295,290              271,195
Cost of sales:
    Product ...............................              37,577               33,993               34,939
    Service ...............................              94,061               78,808               70,095
                                                   ------------         ------------         ------------
                                                        131,638              112,801              105,034
                                                   ------------         ------------         ------------
        Gross profit ......................             210,739              182,489              166,161
Operating expenses and other income:
    Sales and marketing ...................             109,780               99,767               92,457
    Engineering, research and development .              36,970               33,333               29,889
    General and administrative ............              21,196               18,520               17,771
    Amortization of intangible assets .....               2,970                7,557                6,491
    Other income, net .....................              (4,668)              (5,768)              (4,980)
    Special charge ........................                --                  3,689                 --
                                                   ------------         ------------         ------------
                                                        166,248              157,098              141,628
                                                   ------------         ------------         ------------

        Income before income taxes ........              44,491               25,391               24,533
Provision for income taxes ................              15,664                8,887                8,832
                                                   ------------         ------------         ------------
        Net income ........................        $     28,827         $     16,504         $     15,701
                                                   ============         ============         ============

Net income per common share:
        Basic .............................        $       1.47         $       0.88         $       0.84
                                                   ============         ============         ============
        Diluted ...........................        $       1.42         $       0.85         $       0.81
                                                   ============         ============         ============

Weighted-average common shares outstanding:
        Basic .............................          19,608,877           18,756,510           18,644,007
                                                   ============         ============         ============
        Diluted ...........................          20,362,541           19,346,328           19,422,512
                                                   ============         ============         ============

          See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets                                                        In thousands, except share and per share data


September 30,                                                                                       2002            2001
                                                                                                -----------      ----------

                                       ASSETS
Current assets:
     Cash and equivalents ..............................................................        $  34,117         $  36,561
     Marketable securities .............................................................           16,096            13,812
     Accounts receivable, less allowances of $9,697 in 2002 and $8,623 in 2001 .........           84,128            79,579
     Deferred income taxes .............................................................            6,893             6,655
     Other current assets ..............................................................           17,835            15,819
                                                                                                ---------         ---------
            Total current assets .......................................................          159,069           152,426

Property, plant and equipment, net .....................................................           38,635            36,562
Marketable securities ..................................................................           24,534            18,400
Intangible assets ......................................................................           20,545            17,027
Goodwill ...............................................................................           56,167            34,142
Capitalized software, net ..............................................................           22,237            16,598
Other assets ...........................................................................           11,837            13,943
                                                                                                ---------         ---------
            Total assets ...............................................................        $ 333,024         $ 289,098
                                                                                                =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................        $   6,212         $   7,272
     Accrued compensation ..............................................................           32,674            26,932
     Accrued expenses and other current liabilities ....................................           10,831            16,073
     Deferred product revenues .........................................................            6,853             4,143
     Deferred professional service revenues ............................................           33,551            29,881
     Deferred maintenance revenues .....................................................           66,550            57,053
                                                                                                ---------         ---------
            Total current liabilities ..................................................          156,671           141,354

Deferred maintenance revenues ..........................................................            8,588            12,054
Other liabilities ......................................................................            8,096             4,674

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares, no shares
        issued and outstanding .........................................................             --                --
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 19,911,952
        and 19,154,138 shares issued at September 30, 2002 and 2001, respectively ......              199               192
     Additional paid-in capital ........................................................           31,494            20,548
     Retained earnings .................................................................          143,175           114,348
     Cost of Treasury Stock (366,062 shares and 95,787 shares at September 30, 2002
        and 2001, respectively) ........................................................          (14,020)           (2,588)
     Accumulated other comprehensive income (loss):
        Foreign currency translation ...................................................           (1,372)           (1,796)
        Net unrealized gain on available-for-sale investments ..........................              193               312
                                                                                                ---------         ---------
                                                                                                   (1,179)           (1,484)

            Total shareholders' equity .................................................          159,669           131,016
                                                                                                ---------         ---------
            Total liabilities and shareholders' equity .................................        $ 333,024         $ 289,098
                                                                                                =========         =========

          See accompanying notes to consolidated financial statements.




Consolidated Statements of Shareholders' Equity


                                                                           In thousands


                                                                                          Accumulated
                                                Common Stock      Additional                 Other      Treasury Stock
                                              ------------------   Paid-in    Retained   Comprehensive  ---------------
                                                Shares Amount      Capital    Earnings   Income (Loss)  Shares   Amount     Total
                                              ------------------ ----------- ----------  -------------  ---------------   ---------
 Balance at September 30, 1999 ............    18,952     $190     $31,023    $ 82,143    $  (337)       288   $(8,761)   $104,258

 Net income ...............................       ---      ---         ---      15,701        ---        ---       ---      15,701
 Foreign currency translation .............       ---      ---         ---         ---       (941)       ---       ---        (941)
 Net unrealized loss on
     available-for-sale securities ........       ---      ---         ---         ---        (88)       ---       ---         (88)
                                                                                                                          ---------
   Comprehensive income ...................       ---      ---         ---         ---        ---        ---       ---      14,672

 Proceeds from exercise of stock options ..       ---      ---     (10,829)        ---        ---       (500)   15,466       4,637
 Proceeds from employee stock purchase plan       ---      ---      (1,384)        ---        ---       (141)    4,144       2,760
 Purchase of treasury stock ...............       ---      ---         ---         ---        ---        818   (23,505)    (23,505)
 Tax benefit from the exercise
     of stock options .....................       ---      ---       4,799         ---        ---        ---       ---       4,799
 Proceeds from sale of put options ........       ---      ---         169         ---        ---        ---       ---         169
                                              ------------------ ----------- ----------  ------------  ----------------   ---------
Balance at September 30, 2000 .............    18,952      190      23,778      97,844     (1,366)       465   (12,656)    107,790

 Net income ...............................       ---      ---         ---      16,504        ---        ---       ---      16,504
 Foreign currency translation .............       ---      ---         ---         ---       (518)       ---       ---        (518)
 Net unrealized gain on
     available-for-sale securities ........       ---      ---         ---         ---        400        ---       ---         400
                                                                                                                          ---------
   Comprehensive income ...................       ---      ---         ---         ---        ---        ---       ---      16,386

 Proceeds from exercise of stock options ..       202        2      (6,659)        ---        ---       (594)   15,560       8,903
 Proceeds from employee stock purchase plan       ---      ---      (2,053)        ---        ---       (218)    5,534       3,481
 Purchase of treasury stock ...............       ---      ---         ---         ---        ---        443   (11,026)    (11,026)
 Tax benefit from the exercise
     of stock options and other ...........       ---      ---       5,482         ---        ---        ---       ---       5,482
                                              ------------------- ---------- ----------  -----------  -----------------   ---------

Balance at September 30, 2001 .............    19,154      192      20,548     114,348     (1,484)        96    (2,588)    131,016

 Net income ...............................       ---      ---         ---      28,827        ---        ---       ---      28,827
 Foreign currency translation .............       ---      ---         ---         ---        424        ---       ---         424
 Net unrealized loss on
     available-for-sale securities ........       ---      ---         ---         ---       (119)       ---       ---        (119)
                                                                                                                          ---------
   Comprehensive income ...................       ---      ---         ---         ---        ---        ---       ---      29,132

 Proceeds from exercise of stock options ..       675        7       4,118         ---        ---       (274)   10,041      14,166
 Proceeds from employee stock purchase plan        83      ---         403         ---        ---        (83)    3,666       4,069
 Purchase of treasury stock ...............       ---      ---         (13)        ---        ---        627   (25,139)    (25,152)
 Tax benefit from the exercise
     of stock options and other ...........       ---      ---       9,248         ---        ---        ---       ---       9,248
 Net investment in call options ...........       ---      ---      (2,810)        ---        ---        ---       ---      (2,810)
                                              ------------------- ---------- ----------  -----------  -----------------   ---------

Balance at September 30, 2002 .............    19,912     $199     $31,494    $143,175    $(1,179)       366  $(14,020)   $159,669
                                              =================== ========== ==========  ===========  =================   =========

          See accompanying notes to consolidated financial statements.




Consolidated Statements of Cash Flows                                                           In thousands


Year Ended September 30,                                                               2002          2001          2000
                                                                                    ----------    ----------    ----------

Operating activities:
     Net income ................................................................     $ 28,827      $ 16,504      $ 15,701
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
          Depreciation .........................................................        9,513         8,362         7,756
          Amortization of intangible assets and goodwill .......................        2,970         7,557         6,491
          Amortization of capitalized software .................................        9,511         8,249         8,191
          Provision for deferred income taxes ..................................        4,759         1,976        (3,860)
          Changes in certain operating assets and liabilities:
             Accounts receivable, net ..........................................        3,431        (4,967)       (3,620)
             Deferred product revenues .........................................        2,716         3,049          (300)
             Deferred professional service revenues ............................        2,216         5,524         4,275
             Deferred maintenance revenues .....................................       (1,282)          771         4,149
             Accounts payable, accrued compensation
             and other liabilities .............................................          226         3,887          (239)
             Taxes payable .....................................................       (2,118)       (1,039)        1,147
             Non-cash portion of special charge ................................         --           1,753          --
             Other .............................................................          197        (2,735)         (539)
          Tax benefit from exercise of stock options and other .................        9,248         5,482         4,799
                                                                                     --------      --------      --------
             Net cash and equivalents provided by operating activities .........       70,214        54,373        43,951
Investing activities:
     Purchase of property, plant and equipment .................................      (11,557)       (7,585)      (19,718)
     Capitalized internal software development costs ...........................      (11,216)      (11,059)       (9,761)
     (Increase) decrease in marketable securities ..............................       (8,417)       (3,974)       14,055
     Acquisitions of businesses and software, net of cash acquired .............      (31,859)      (19,506)       (9,009)
                                                                                     --------      --------      --------
             Net cash and equivalents used in investing activities .............      (63,049)      (42,124)      (24,433)
Financing activities:
     Net proceeds from exercise of stock options and
       employee purchase plans .................................................       18,235        12,384         7,397
     Purchase of treasury stock ................................................      (25,152)      (11,026)      (23,505)
     (Net investment in) proceeds from call/put options ........................       (2,810)         --             169
                                                                                     --------      --------      --------
             Net cash and equivalents provided by (used in) financing activities       (9,727)        1,358       (15,939)
Effect of exchange rate changes on cash and equivalents ........................          118          (247)         (526)
                                                                                     --------      --------      --------
(Decrease) increase in cash and equivalents ....................................       (2,444)       13,360         3,053
Cash and equivalents at the beginning of the period ............................       36,561        23,201        20,148
                                                                                     --------      --------      --------
Cash and equivalents at the end of the period ..................................     $ 34,117      $ 36,561      $ 23,201
                                                                                     ========      ========      ========


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED

NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2002 presentation. The Company operates in one business segment, the development, manufacturing and marketing of labor management systems that improve workforce productivity and the utilization of labor resources.

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

Marketable Securities: The Company's marketable securities consist of United States government agency bonds, corporate bonds and state revenue bonds. Bonds with a maturity of 12 months or longer at the balance sheet date are classified as non-current marketable securities. At September 30, 2002, no bonds had effective maturities that extend beyond February 2006. Marketable securities are carried at fair value as obtained from outside pricing sources. Interest income earned on the Company's cash, cash equivalents and marketable securities are included in other income, net and amounted to $1,740,000, $2,490,000, and $2,579,000, in fiscal 2002, 2001 and 2000, respectively.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                                   Estimated
Assets                                            Useful Life
------------------------------------------------------------------------------
Building                                           30 years
Machinery, equipment and software                  3-5 years
Furniture and fixtures                             8-10 years
Leasehold improvements                        Shorter of economic
                                              life or lease-term

Valuation of Intangible Assets and Goodwill: In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. The Company has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. No impairment was recorded during fiscal 2002. See Note G for a discussion of the Company's impairment tests and related results.

Revenue Recognition: The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, ADP and its independent resellers. Substantially all of the Company's software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company's end-user customers and indirect channel customers are generally recognized using the residual method when:

o persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;

o delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;

o the customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

o    collectibility is probable; and

o vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company's product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, end-user customers typically purchase maintenance and support contracts as well as professional services from the Company. Maintenance and support services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of the data collection hardware, training, building simple interfaces, running test data and assisting in the development and documentation of pay rules and best practices consulting.

Revenues from maintenance and support services are recognized ratably over the term of the maintenance and support contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract's renewal rate. Maintenance and support services are typically stated separately in an arrangement. The Company has classified the allocated fair value of revenues pertaining to the contractual maintenance and support obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability. Revenues from time and material support services are recognized as the services are delivered.

Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer's purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per class rate for training. Based upon the Company's experience in completing product implementations, it has determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

The Company's arrangements with its end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. Generally, the Company's arrangements with end-user customers also do not include any acceptance provisions. However, if an arrangement does include acceptance provisions, they typically are based on the Company's standard acceptance provision. The Company's standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet Kronos' published specifications. Generally, the Company determines that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. For end-user customers, the Company's typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement are ordinarily due within one year of contract signing. The Company's payment terms for its indirect channel customers are less than 90 days and typically due within 30 days of invoice date.

If the payment terms for the arrangement are considered extended or if the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under SOP 97-2 and classifies this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance and/or payment of the arrangement fee. The Company reports the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. These arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The term of these arrangements typically range between 18 and 36 months. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, the Company will initially defer the revenue and recognize when collection becomes probable, which typically is when payment is due assuming all other conditions for revenue recognition have been satisfied.

Allowance  for  Doubtful  Accounts  and Sales  Returns  Allowance:  The  Company
maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by the Company after consideration of factors such as the composition of the accounts receivable aging and bad debt history. In addition, the Company maintains a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by the Company using estimates based on historical experience.

Capitalization of Software Development Costs: Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products, beginning when the products are offered for sale. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software.

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note P).

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options (see Note N and O).

Derivatives: The Company from time to time holds foreign currency forward exchange contracts having durations of less than 12 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payables due from the Company's foreign subsidiaries. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes in the fair value are recognized in other comprehensive income until the gain or loss of the hedged item is recognized in earnings, at which time the change in the fair value is reclassified to earnings. For fiscal 2002, the difference between the cumulative change in the fair value of the hedge instruments and the cumulative change in the value of the hedged transactions was immaterial. As of September 30, 2002, these forward contracts had an immaterial fair value. In addition, during fiscal 2002, the Company entered into a limited number of call option arrangements. The Company's net investment was approximately $3.0 million in these instruments, which includes approximately $0.2 million in gain upon the maturity of one of the arrangements. The Company has classified the call option arrangements as an equity instrument in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The $0.2 million gain, which the Company received, was recorded as an increase to additional paid-in-capital.

Newly Issued Accounting Standards:

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This FASB statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for the Company beginning on October 1, 2002, and will not have a material effect on its earnings or financial position.

In January 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. Out-of-pocket expenses include travel expenses such as airfare, hotel, mileage and meals that the customer will reimburse the service vendor. As a result of the adoption of the EITF, service revenues and the corresponding cost of sales increased by $1.3 million in fiscal 2001, and by $0.7 million in fiscal 2000. The financial statements included in this Annual Report and/or Form 10-K reflect this new classification.


NOTE B--Concentration of Credit Risk

The  Company   markets  and  sells  its   products   through  its  direct  sales
organization, independent resellers and an OEM agreement with ADP, Inc. The Company's resellers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews a customer's (including reseller's) credit history before extending credit and generally does not require collateral. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends and other information.

NOTE C - Marketable Securities

The following is a summary of marketable securities (in thousands):

                                                                   Gross       Gross     Estimated
                                                                 Unrealized  Unrealized    Fair
                                                        Cost       Gains       Losses      Value
                                                      --------   ----------  ----------  ----------
September 30, 2002
   Available-for-sale securities:
         United States government
           and agency debt securities ...........     $ 5,605     $    40     $  --       $ 5,645
         Municipal debt securities ..............      15,982          17         120      15,879
         U.S. corporate securities ..............      18,850         281          25      19,106
                                                      -------     -------     -------     -------
                                                      $40,437     $   338     $   145     $40,630
                                                      =======     =======     =======     =======

September 30, 2001
   Available-for-sale securities:
         United States government
           and agency debt securities ...........     $   403     $    13       $  --     $   416
         Municipal debt securities ..............      17,716         162          11      17,867
         U.S. corporate securities ..............      13,781         182          34      13,929
                                                      -------     -------     -------     -------
                                                      $31,900     $   357     $    45     $32,212
                                                      =======     =======     =======     =======

The Company recorded gross proceeds from the sale of available-for-sale securities of $22.5 million and $23.7 million in fiscal 2002 and 2001, respectively. The Company recorded a gross realized gain of $298,000 and a gross realized loss of $296,000 in fiscal 2002 and 2001, respectively. In fiscal 2002 and 2001, the net unrealized loss of $119,000 and the net unrealized gain of $400,000, respectively, is included as a separate component of shareholders' equity.

The amortized costs and estimated fair value of debt securities at September 30, 2002 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

                                                              Estimated
                                                                 Fair
                                                 Cost            Value
Available-for-sale securities:                 ---------      ---------
   Due in one year or less                      $15,993        $16,096
   Due after one year through two years          14,006         14,362
   Due after two years through four years        10,438         10,172
                                               ---------      ---------
                                                $40,437        $40,630
                                               =========      =========

NOTE D -Accounts Receivable

Accounts receivable consists of the following (in thousands):

                                                     September 30,
                                           -------------------------------------
                                             2002          2001          2000
                                           ---------     ---------     ---------
Trade accounts receivable                   $93,825       $88,202       $80,107
Non-current trade accounts receivable        11,386        12,679        11,941
                                           ---------     ---------     ---------
                                            105,211       100,881        92,048

Less:
Allowance for doubtful accounts               6,546         5,099         4,486
Allowance for sales returns and adjustments   3,151         3,524         2,976
                                           ---------     ---------     ---------
                                              9,697         8,623         7,462
                                           ---------     ---------     ---------

                                            $95,514       $92,258       $84,586
                                           =========     =========     =========


Non-current trade accounts receivable relate to balances not due within the next 12 months and are included in other assets.

In fiscal 2002, 2001 and 2000 the Company recorded provisions for its allowances in the amount of $2,187,000, $2,357,000 and $1,604,000, respectively. Changes in the reserve from September 30, 2001 to September 30, 2002 include reserves of $1,628,000 for accounts receivable acquired via acquisitions and recorded through purchase accounting. Charges against the allowances of $1,083,000,
$1,226,000,   and  $933,000  in  fiscal  2002,  2001  and  2000,   respectively,
principally relate to uncollectible accounts written off, net of recoveries. It is the Company's practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.


NOTE E - Other Current Assets

Other current assets consists of the following (in thousands):

                                               September 30,
                                         --------------------------
                                           2002              2001
                                         --------          --------
Inventory                                 $6,492            $5,076
Prepaid expenses                          11,343            10,743
                                         --------          --------
    Total                                $17,835           $15,819
                                         ========          ========


NOTE F--Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                                September 30,
                                          -------------------------
                                            2002             2001
                                          --------         --------

Land                                      $ 2,810          $ 2,810
Building                                   13,522           13,522
Machinery, equipment and software          62,038           53,571
Furniture and fixtures                     13,768           11,957
Leasehold improvements                      5,870            5,530
                                          --------         --------
                                           98,008           87,390
Less accumulated depreciation              59,373           50,828
                                          --------         --------
                                          $38,635          $36,562
                                          ========         ========

NOTE G - Goodwill and Other Intangible Assets - Adoption of Statements 141
        and 142

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

During the three-month period ended March 30, 2002, the Company completed the initial testing of the impairment of goodwill, as of October 1, 2001. As a result of the test, the Company has concluded that no impairment of goodwill existed as of October 1, 2001. In addition, during the three-month period ended September 30, 2002, the Company completed its annual testing of the impairment of goodwill, as of July 1, 2002. As a result of the test, the Company has concluded that no impairment of goodwill existed as of July 1, 2002. Therefore, as a result of these impairment tests, no impairment was recorded in fiscal 2002.

The following table presents the impact of the new standards related to goodwill amortization (and related tax effects) on net income and earnings per share, as if they had been in effect for the fiscal years ended September 30, 2001 and 2000 (in thousands, except per share data).


                                                  Twelve Months Ended

                                                     September 30,
                                   -----------------------------------------------
                                      2002              2001                2000
                                   ----------        ----------          ---------

Reported net income .......           $28,827           $16,504           $15,701
    Add back:  Goodwill
amortization ..............                --             3,544             3,022
                                   ----------        ----------         ----------
    Adjusted net income ...           $28,827           $20,048           $18,723
                                   ==========        ==========         ==========

Basic earnings per share:
    Reported net income ...           $  1.47           $  0.88           $  0.84
    Goodwill amortization .                --              0.19              0.16
                                   ----------        ----------         ----------
    Adjusted net income ...           $  1.47           $  1.07           $  1.00
                                   ==========        ==========         ==========

Diluted earnings per share:
    Reported net income ...           $  1.42           $  0.85           $  0.81
    Goodwill amortization .                --              0.18              0.16
                                   ----------        ----------         ----------
    Adjusted net income ...           $  1.42           $  1.04           $  0.96
                                   ==========        ==========         ==========

Certain earnings per share amounts may not sum to the total due to rounding.

Acquired intangible assets subject to amortization are presented in the following table (in thousands).


                                          Weighted
                                          Average      Gross
                                          Life in     Carrying     Accumulated      Net Book
                                           Years       Value       Amortization       Value
                                          --------    --------     ------------     --------
As of September 30, 2002:
Intangible assets:
    Customer related ........                9.5      $19,166        $ 6,851        $12,315

    Maintenance relationships               11.9        6,267            535          5,732

    Tax benefits ............               10.7        2,127            309          1,818

    Non-compete agreements ..                5.1        1,908          1,228            680
                                                      -------        -------        -------

Total intangible assets .....                         $29,468        $ 8,923        $20,545
                                                      =======        =======        =======


As of September 30, 2001:

Intangible assets:
    Customer related ........                9.5      $17,198        $ 4,693        $12,505

    Maintenance relationships               12.0        3,233             91          3,142

    Tax benefits ............                8.6          770             99            671

    Non-compete agreements ..                5.4        1,723          1,014            709
                                                      -------        -------        -------

Total intangible assets .....                         $22,924        $ 5,897        $17,027
                                                      =======        =======        =======

The amount of goodwill acquired during fiscal 2002 and 2001 is $22.0 million and $17.6 million, respectively.

During  fiscal  year  2002,  the  Company  recorded   amortization  expense  for
intangible assets of $3.0 million. The estimated annual amortization expense for intangible assets for the next five fiscal years is as follows (in thousands):


           Fiscal Year Ending                     Estimated Annual
             September 30,                      Amortization Expense

                 2003                                   $3,052
                 2004                                    2,673
                 2005                                    2,213
                 2006                                    2,154
                 2007                                    2,138

NOTE H--Acquisitions

On November 29, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of NW Micro-Technics, Inc. ("NWM"), the former Oregon-based Kronos reseller. The aggregate purchase price was not material to the Company's financial position. The results of NWM's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. NWM was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a reseller relationship. As a result of the acquisition, the Company gains access to existing and prospective customers in the northwestern United States region through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from NWM customers. The deferred revenue related to the maintenance revenue stream, which was recorded at fair value (as determined via amount charged for these services when sold separately), was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On December 28, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division ("SimplexGrinnell"). The aggregate purchase price paid was $22.1 million in cash. The results of SimplexGrinnell's operations have been included in the consolidated financial statements since that date. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of the acquisition, the Company expects to increase its presence in the mid-market sector, which includes companies with between 100 and 1,000 employees.

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

                                                           At December 28, 2001
                                                           --------------------
Accounts receivable                                                $6,678
Customer related intangible asset                                   1,100
Maintenance relationships intangible asset                          2,500
Goodwill                                                           18,026
Other assets                                                          768
                                                                  --------
    Total assets acquired                                          29,072

Deferred professional services revenue                             (1,564)
Deferred maintenance revenue                                       (5,157)
Other liabilities                                                    (301)
                                                                  --------
    Total liabilities assumed                                      (7,022)
                                                                  --------

Net assets acquired                                               $22,050
                                                                  ========


In connection with the acquisition of the assets and liabilities of SimplexGrinnell in December 2001, the Company acquired obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The amounts of deferred revenue ascribed to acquired maintenance obligations and professional services amounts to $5.2 million and $1.6 million, respectively. The deferred revenue, which was recorded at fair value (as determined via amount charged for these services when sold separately), was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03. The acquired maintenance arrangements required the Company to provide phone support, bug fixes and unspecified upgrades for the remaining contract terms. The acquired professional services obligations required the Company to provide installation services.

Due to the significant volume of customer maintenance support contracts assumed in conjunction with the SimplexGrinnell acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by December 28, 2002.

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

                                            Twelve Months Ended
                                               September 30,
                                                (unaudited)
                                         ----------------------------
                                           2002                2001
                                         ---------          ---------
Total revenues                           $348,946           $321,699
Net income                                 27,664             12,732
Earnings per share - basic                  $1.41              $0.68
Earnings per share - diluted                $1.36              $0.66


The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

On February 20, 2002, the Company completed the acquisition of certain assets and the ongoing business operations of Packard Business Systems, Inc. ("Packard"), the former West Virginia-based Kronos reseller. The aggregate purchase price was not material to the Company's financial position. The results of Packard's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. Packard was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a reseller relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in the West Virginia area through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from Packard customers. The deferred revenue related to the maintenance revenue stream, which was recorded at fair value (as determined via amount charged for these services when sold separately), was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On March 18, 2002, the Company completed the acquisition of the outstanding stock of Data Collection Systems Ltd. ("DCS"), a provider of time and attendance applications headquartered in the U.K. The aggregate purchase price was not material to the Company's financial position. The results of DCS's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company gained access to existing and prospective customers in the U.K. through its subsidiary in the U.K., Kronos Systems Ltd., as well as access to the existing maintenance revenue stream from DCS customers. The deferred revenue related to the maintenance revenue stream, which was recorded at fair value (as determined via amount charged for these services when sold separately), was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On July 31, 2002, the Company completed the acquisition of certain assets and the ongoing business operations of Time & Data Systems, Incorporated ("T&D"), the former Utah-based Kronos reseller. The aggregate purchase price was not material to the Company's financial position. The results of T&D's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. T&D was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a reseller relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in the Utah area through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from T&D customers. The deferred revenue related to the maintenance revenue stream, which was recorded at fair value (as determined via amount charged for these services when sold separately), was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

NOTE I - Source Code License Agreement

On March 15, 2002, the Company entered into an agreement with Best Software Inc. ("Best") to acquire a limited license to the source code and object code for Best's human resources and payroll software (Abra Enterprise (TM)). Under the terms of the agreement, Best provided the Abra Enterprise source code to the Company and gave the Company the right to reproduce, market and sublicense the software. The Company is integrating Abra Enterprise into its Workforce Central(R) suite and is marketing and sublicensing the integrated product suite. Per the terms of the agreement, the Company paid Best a one-time technology delivery fee that is being amortized over a five year period and prepaid certain service fees. These amounts are included in capitalized software and other current assets on the balance sheet. The agreement also requires the Company to pay minimum royalties for the first five years of the agreement with royalty payments based on the number of licensed employees continuing for an aggregate period of ten years.


NOTE J--Capitalized Software

Capitalized software and accumulated amortization consists of the following (in thousands):
                                                    September 30,
                                             ---------------------------
                                                 2002            2001
                                             ------------    -----------

Internal development costs                      $59,054          $47,838
Acquired from third parties                       3,934               --
                                             -------------   -----------
                                                 62,988           47,838
Less accumulated amortization                    40,751           31,240
                                             -------------   -----------
                                                $22,237          $16,598
                                             =============   ===========


Total internal development costs capitalized were $11,216,000, $11,059,000 and $9,761,000 in fiscal 2002, 2001 and 2000, respectively. Amortization of capitalized software amounted to $9,511,000, $8,249,000 and $8,191,000 in fiscal 2002, 2001 and 2000, respectively. Total research and development expenses charged to operations amounted to $29,153,000, $26,006,000 and $23,188,000 in fiscal 2002, 2001 and 2000, respectively.


NOTE K -Special Charge

A special charge in the amount of $3.7 million was recorded during fiscal 2001. In the second quarter of fiscal 2001, the Company recorded a special charge in the amount of $3.0 million related to the termination of the Company's Crosswinds Technology operations. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the stand-alone operating unit. The $3.0 million charge consisted of $1.6 million in termination costs, $1.3 million for the write off of intangible assets and $0.1 million in other costs. In addition, $0.7 million was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. The charge was the result of management's effort to streamline operations to better align costs with expected revenues. As of September 30, 2002, the Company did not have any remaining liability related to the special charge.

NOTE L--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):


             Fiscal Year                          Operating Lease
                                                    Commitments
             ----------------------------------------------------
                2003                                   $ 9,803
                2004                                     8,924
                2005                                     8,037
                2006                                     6,157
                2007                                     3,905
                Thereafter                               3,673
                                                      -----------
                                                       $40,499
                                                      ===========

Rent expense was $11,704,000, $9,715,000 and $9,227,000 in fiscal 2002, 2001 and
2000, respectively.


NOTE M--Income Taxes

The provision for income taxes consists of the following (in thousands):



                                                           Year Ended September 30,
                                                  -----------------------------------------
                                                    2002            2001             2000
                                                  --------        --------         --------
Current:
     Federal .............................        $  8,313        $  5,280         $ 10,449
     State ...............................           1,694           1,140            1,669
     Foreign .............................             898             491              574
                                                  --------        --------         --------
                                                    10,905           6,911           12,692
                                                  --------        --------         --------

Deferred:
     Federal .............................           4,164           1,729           (3,378)
     State ...............................             595             247             (482)
                                                  --------        --------         --------

                                                     4,759           1,976           (3,860)
                                                  --------        --------         --------
                                                  $ 15,664        $  8,887         $  8,832
                                                  ========        ========         ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                                   September 30,
                                                                              -------------------------
                                                                                2002             2001
                                                                              --------         --------
Deferred tax assets:
   Accounts receivable reserves ......................................        $  2,115         $  2,040
   Inventory reserves ................................................             706              408
   Accrued expenses ..................................................           1,688            2,720
   Deferred maintenance revenues .....................................           4,695            6,839
   Intangible and goodwill related amortization ......................           1,581            2,054

   Net operating loss carryforwards of foreign subsidiaries ..........             125              188
                                                                              --------         --------
   Total deferred tax assets .........................................          10,910           14,249
     Less valuation allowance ........................................             125              188
                                                                              --------         --------
                                                                                10,785           14,061
Deferred tax liabilities:
   Capitalized internal development costs ............................          (7,893)          (6,639)
     Other ...........................................................            (564)            (518)
                                                                              --------         --------
     Net deferred tax assets .........................................           2,328            6,904
     Less non-current portion in other (assets) liabilities ..........           4,565             (249)
                                                                              --------         --------
     Net current deferred tax asset ..................................        $  6,893         $  6,655
                                                                              ========         ========


The effective tax rate differed from the United States statutory rate as follows:

                                                 Year Ended September 30,
                                         ---------------------------------------
                                              2002         2001         2000
                                         -----------   -----------   -----------
    Statutory rate                             35%          35%          35%
    State income taxes, net of federal
       income tax benefit                       3            3            4
    Goodwill                                  ---            2          ---
    Tax exempt interest                        (1)          (1)         ---
    Foreign tax rate differentials              1          ---          ---
    Income tax credits                         (3)          (6)          (4)
    Other                                     ---            2            1
                                         -----------    ----------    ----------
                                               35%          35%          36%
                                         ===========    ==========    ==========


As of September 30, 2002, $314,000 of net operating loss carryforwards from foreign operations remain available to reduce future income taxes payable. These net operating loss carryforwards may be carried forward indefinitely. The Company has fully reserved for the net operating loss carryforwards due to the uncertainty of their realizability.

The Company made income tax payments of $6,054,000, $3,641,000, and $7,128,000 in fiscal 2002, 2001, and 2000, respectively.

NOTE N--Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                        Year Ended September 30,
                                           -------------------------------------------------
                                                2002              2001               2000
                                           -----------        -----------        -----------

   Net income (in thousands) ......        $    28,827        $    16,504        $    15,701
                                           ===========        ===========        ===========


   Weighted-average shares ........         19,608,877         18,756,510         18,644,007

Effect of dilutive securities:
   Employee stock options .........            753,664            589,818            778,505
                                           -----------        -----------        -----------

   Adjusted weighted-average shares
     and assumed conversions ......         20,362,541         19,346,328         19,422,512
                                           ===========        ===========        ===========

Basic earnings per share ..........        $      1.47        $      0.88        $      0.84
                                           ===========        ===========        ===========

Diluted earnings per share ........        $      1.42        $      0.85        $      0.81
                                           ===========        ===========        ===========


NOTE O--Capital Stock, Stock Repurchase Program and Stock Rights Agreement

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

During fiscal 2002, the Company entered into a limited number of call option arrangements. The Company's net investment was approximately $3.0 million in these instruments, which includes approximately $0.2 million in gain upon the maturity of one of the arrangements. The Company has classified the call option arrangements as an equity instrument in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The $0.2 million gain, which the Company received, was recorded as an increase to additional paid-in capital.

During fiscal 2000, the Company sold put options that entitled the holder of each option to sell to the Company one share of common stock at an exercise price of $33.33. The 75,000 options expired on June 9, 2000 and the Company chose to settle the obligation with cash. The premium of $169,000, which was received in conjunction with this private placement, was recorded as additional paid-in capital.

Stock Repurchase Program: In fiscal 1997, the Company's Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company's outstanding common shares to be used for the Company's employee stock option plans and employee stock purchase plan. As of September 30, 2002, the Company's Board of Directors had authorized the repurchase of 3,125,000 common shares, of which 499,975 remain to be repurchased. Under the stock repurchase program, the Company repurchased 542,950, 354,675 and 783,000 common shares in fiscal 2002, 2001 and 2000, respectively, at a cost of $21,301,000, $8,671,000 and $22,364,000, respectively. In addition, the Company is also authorized to and does repurchase mature stock (i.e., stock held by an employee for more than six months) from employees related to the exercise of stock options.

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


NOTE P--Employee Benefit Plans

Stock Option Plans: In February 2002, the stockholders approved the adoption of the 2002 Stock Incentive Plan. Under this plan, the Compensation Committee of the Board of Directors may grant awards in the form of stock options as defined by the plan. In fiscal 2002, under the 2002 Stock Incentive Plan, the Company granted 76,150 shares at a purchase price equal to the fair value of the common stock at the date of grant. As of September 30, 2002, there are 1,623,850 options available for grant.

The 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002, also enabled the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options as defined in the plan. During fiscal 2002, 2001 and 2000, the Company granted under the plan stock options to purchase 838,675, 795,900 and 1,192,050 shares, respectively, of common stock at a purchase price equal to the fair value of the common stock at the date of grant. Options granted in fiscal 2002, 2001 and 2000 under the 1992 Equity Incentive Plan are exercisable in equal installments over a four year period beginning one year from the date of grant and have a contractual life of four years and six months. No further grants may be made under this plan. Options available for grant under the plan were 1,548,675 and 684,711 at September 30, 2001 and 2000, respectively.

The Company also had several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992, all outstanding options have been exercised and all the plans have expired.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 2002. Options exercisable under the plans were 586,740, 695,237 and 747,366 in fiscal 2002, 2001 and 2000, respectively.


                                             Weighted-Average
                                              Exercise Price      Exercise Price
                         Number of Shares       Per Share           Per Share
--------------------------------------------------------------------------------
Outstanding at
   September 30, 1999        2,532,104             $11.09         $2.17 - 27.67
   Granted                   1,192,050              23.31         15.33 - 43.33
   Exercised                  (499,475)              9.28          2.17 - 15.42
   Canceled                   (291,342)             16.34          7.78 - 25.42
                             ----------            ------         -------------

Outstanding at
   September 30, 2000        2,933,337              15.84         2.17  - 43.33
   Granted                     795,900              21.38         18.63 - 26.79
   Exercised                  (795,706)             11.19          2.17 - 25.42
   Canceled                   (159,864)             18.51          7.78 - 25.42
                             ----------            ------         -------------

Outstanding at
   September 30, 2001        2,773,667              18.61          2.22 - 43.33
   Granted                     914,825              28.34         26.65 - 44.00
   Exercised                  (949,344)             14.92          2.22 - 27.67
   Canceled                    (97,961)             22.01          7.78 - 39.92
                             ----------            ------         -------------

Outstanding at               2,641,187             $23.18        $12.28 - 44.00
   September 30, 2002        ==========            ======        ==============


As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company's stock option and employee stock purchase plans.

The following summarizes information about options outstanding and exercisable at September 30, 2002:


                             Outstanding                    Exercisable
                 -----------------------------------   ---------------------
                              Weighted-    Weighted-               Weighted-
                               Average      Average                 Average
                              Remaining    Exercise                Exercise
Exercise Price    Number     Contractual    Price       Number       Price
  Per Share      of Shares      Life       Per Share   of Shares   Per Share
----------------------------------------------------------------------------
$12.28 - 18.00     341,877    0.6 years    $12.67       195,333     $12.79
 18.63 - 19.92     303,203    2.2 years     18.63       106,857      18.63
 20.33 - 24.00     603,220    2.6 years     21.61       111,958      21.66
 25.04 - 27.67   1,273,237    2.7 years     26.05       162,092      25.06
 35.21 - 44.00     119,650    3.6 years     42.19        10,500      42.17
----------------------------------------------------------------------------
$12.28 - 44.00   2,641,187    2.4 years    $23.18       586,740     $19.46
==============   =========    =========    ======       =======     ======

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                              September 30,
                                ---------------------------------------------
                                  2002            2001              2000
-----------------------------------------------------------------------------
Expected volatility               55.8%           50.9%             49.4%
Risk-free interest rate            3.9%            5.6%              6.1%
Expected lives (in years)          3.7             3.8               3.9


The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 2002, 2001 and 2000 was $12.25, $9.54 and $10.44, respectively. The weighted-average fair value of options granted under the 2002 Equity Incentive Plan during fiscal 2002 was $18.94.

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's 1992 Employee Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 2002, 2001 and 2000 are as follows:


                                    2002             2001           2000
                                  -------          -------         -------
Net income (in thousands):
         As reported              $28,827          $16,504         $15,701
         Pro forma                 22,006           11,740          12,275

Earnings per share:
         As reported                $1.42            $0.85           $0.81
         Pro forma                   1.08             0.61            0.63


Stock Purchase Plan: In accordance with the 1992 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the six month option period. During fiscal 2002, 165,647 shares were issued to employees at prices ranging from $23.21 to $25.92 per share.

At September 30, 2002, a total of 4,669,029 shares of common stock were reserved for issuance. Included in this amount are 1,700,000 shares for the 2002 Stock Incentive Plan, 2,565,037 shares for the 1992 Equity Incentive Plan, and 403,992 shares for the Employee Stock Purchase Plan.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $2,477,000, $2,210,000 and $1,835,000 in fiscal 2002, 2001 and 2000, respectively.

NOTE Q - Additional Stock Option Program Information (unaudited)

Option Program Description: The Company intends that its stock option program be its primary vehicle for offering long-term incentives and rewarding its executives and key employees. Stock options are granted to key employees based upon prior performance, the importance of retaining their services for the Company and the potential for their performance to help the Company attain its long-term goals. There is no set formula for the award of options to individual executives or employees.

Stock options are generally granted annually in conjunction with the Compensation Committee's formal review of the individual performance of its key executives, including its Chief Executive Officer, and their contributions to the Company. In fiscal 2002, 75% of the options granted went to employees other than the top five officers ("Named Executive Officers"). All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest annually over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months.

Distribution and Dilutive Effect of Options:

Employee and Executive Option Grants as of September 30,

                                        2002        2001           2000
                                        ----        ----           ----
Net grants during period as
   % of outstanding shares               4.7%         4.2%          6.4%
Grants to Named Executive
   Officers* during period
   as % of options granted              25.3%        17.0%         19.7%
Grants to Named Executive
   Officers* during period as
   % of shares outstanding               1.2%         0.7%          1.3%


*For a list of the Named Executive Officers in fiscal 2002, please refer to the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 under the caption "Executive Compensation." The figures for fiscal 2001 and fiscal 2000 reflect the Named Executive Officers in those years.

General Option Information:

Summary of Option Activity
(in thousands, except per share data)

                                                                    Weighted-
                                                                     Average
                                    Shares Available   Number of  Exercise Price
                                      for Options        Shares      per Share
                                    ----------------   ---------  --------------
Outstanding at September 30, 2001        1,549            2,774        $18.61

     Grants                               (915)             915         28.34
     Exercises                              --             (950)        14.92


     Cancellations (1)                    (710)             (98)        22.01
     Additional shares reserved          1,700               --            --
                                         ------           ------       -------

Outstanding at September 30, 2002        1,624            2,641        $23.18
                                         ======           ======       =======


(1) Includes 808,000 shares cancelled under the 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002.

In-the-Money and Out-of-the-Money Option Information as of September 30, 2002 (in thousands, except per share data)

                        Exercisable        Unexercisable             Total
                     -----------------   ------------------    -----------------
                             Weighted-            Weighted-            Weighted-
                             Average              Average              Average
                             Exercise             Exercise             Exercise
                               Price              Price                  Price
                     Shares  per Share   Shares   per Share    Shares  per Share
                     ------  ---------  --------  ---------    ------  ---------
In-the-Money           414     $16.69       834     $19.30     1,248     $18.44

Out-of-the-Money (1)   173     $26.10     1,220     $27.62     1,393     $27.43
                     ------  ---------  --------  ---------    ------  ---------

Total Options          587     $19.46     2,054     $24.24     2,641     $23.18
Outstanding          ======  =========  ========  =========    ======  =========


(1) Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $24.63 at the end of the fiscal year.

Executive Options: The following tables summarize option grants and exercises during the fiscal year ended September 30, 2002 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers and the value of the options held by such persons at the end of fiscal 2002.

Options Granted to Named Executive Officers
-------------------------------------------

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                                                                                 Annual Rates of
                                                                                                    Stock Price
                                                                                                 Appreciation for
                                                    Individual Grants                             Option Term(4)
                             ----------------------------------------------------------      ------------------------

                               Number of      Percent of
                               Securities    Total Options
                               Underlying     Granted to      Exercise or
                                 Options     Employees in    Base Price per  Expiration
Name                           Granted (1)  Fiscal Year (2)    Share (3)        Date            5%              10%
----                           -----------  ---------------  --------------  ----------      --------        --------

Mark S. Ain ..............          60,000          6.6%         $26.65      04/02/06        $393,184        $859,151
CEO and Chairman                     9,000          1.0%          44.00      08/25/06          97,374         212,773

Paul A. Lacy .............          37,500          4.1%          26.65      04/02/06         245,740         536,969
Exec. V.P. and Chief                 7,500          0.8%          44.00      08/25/06          81,145         177,310
Financial & Administrative
Officer

Aron J. Ain ..............          37,500          4.1%          26.65      04/02/06         245,740         536,969
Exec. V.P. and Chief                 7,500          0.8%          44.00      08/25/06          81,145         177,310
Operating Officer

Peter C. George ..........          30,000          3.3%          26.65      04/02/06         196,592         429,575
V.P., Engineering & Chief            6,000          0.7%          44.00      08/25/06          64,916         141,849
Technology Officer

James Kizielewicz ........          30,000          3.3%          26.65      04/02/06         196,592         429,575
V.P., Marketing and                  6,000          0.7%          44.00      08/25/06          64,916         141,849
Corporate Strategy


(1) Each option vests in four equal annual installments commencing one year from the date of grant.

(2) Based on an aggregate of 914,825 shares subject to options granted to employees of the Company in fiscal 2002.

(3) The exercise price of each option was equal to the fair market value of the Company's common stock on the date of grant as reported by The Nasdaq National Market(R).

(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date (and are shown net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares.) Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the optionholder's continued employment with the Company through the option vesting period and the date on which the options are exercised.

Option Exercises and Remaining Holdings of Named Executive Officers



                                                           Number of Securities
                                                                Underlying        Value of Unexercised
                                                           Unexercised Options   In-The-Money Options at
                                                           at Fiscal Year-End      Fiscal Year-End (2)

                      Shares Acquired     Value Realized      Exercisable/           Exercisable/
Name                    on Exercise            (1)            Unexercisable          Unexercisable
----                 -----------------    --------------   --------------------  -----------------------


Mark S. Ain .....           146,250        $5,106,397        99,375/157,125        $660,431/314,044


Paul A. Lacy ....            33,300         1,025,046         45,000/93,000         275,910/160,830

Aron J. Ain .....            34,200         1,035,738         45,000/93,000         275,910/160,830


Peter C. George .            22,500           696,827         29,062/67,688         188,519/142,148

James Kizielewicz            25,313           562,002         12,375/73,125         100,969/136,181


(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2) Based on the fair market value of the common stock on September 30, 2002 ($24.63), the last day of the Company's 2002 fiscal year, less the option exercise price.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note G to the financial statements, the Company changed its method of accounting for acquisitions consummated subsequent to June 30, 2001 and effective October 1, 2001 the Company changed its method of accounting for goodwill.



                                                   ERNST & YOUNG LLP

Boston, Massachusetts
October 25, 2002

                                  Exhibit Index

Exhibit
  No.         Description
-------       -----------

3.1(6)        Restated Articles of Organization of the Registrant, as amended.
3.2*          Amended and Restated By-laws of the Registrant.
4*            Specimen Stock Certificate.
10.1(6)(7)    1992 Equity Incentive Plan, as amended and restated.
10.2 (11)     2002 Employee Stock Incentive Plan
10.3(5)(8)    1992 Employee Stock Purchase Plan, as amended and restated.
10.4(1)       Lease dated November 16, 1993, between Teachers Realty
              Corporation and the Registrant, relating to premises leased in
              Chelmsford, MA.
10.5(2)       Lease dated August 8, 1995, between Principal Mutual Life
              Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.6(4)       Fleet Bank Letter Agreement and Promissory Note dated January 1,
              1997, relating to amendment of $3,000,000 credit facility.
10.7(9)       Restated Software License & Support & Hardware Purchase Agreement
              dated September 25, 2000 between ADP, Inc. and the Registrant.
10.8*         Form of Indemnity Agreement entered into among the Registrant and
              Directors of the Registrant.
10.9(8)       Lease Agreement Between W/9TIB Real Estate Limited Partnership, as
              Landlord, and Kronos Incorporated, as Tenant Dated 2/26/99
10.10(8)      Construction  Agreement  Between  Cranshaw  Construction of New
              England Limited Partnership and Kronos Incorporated Dated
              March 10, 1999.
10.11(8)      Agreement of Purchase and Sale Beyond Between W/9TIB Real Estate
              Limited Partnership and Kronos Incorporated Dated March 29, 1999.
10.12(7)      Form of Senior Executive Retention Agreement.
10.13 (9)(10) Asset Purchase Agreement, dated as of December 28, 2001 by and among the Registrant and SimplexGrinnell L.P., Tyco International
              Canada, Ltd., Simplex International Pty. Ltd., and ADT
              Services A.G.
10.14 (9)(11) Best Software Inc./Kronos Incorporated Agreement, dated as of
              March 15, 2002 by and between Kronos Incorporated and Best
              Software, Inc.
21            Subsidiaries of the Registrant.
23            Consent of Independent Auditors.
99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 (File No. 33-47383).

(1) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30,1995.

(3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1996.

(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 28, 1996.

(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 29, 1997.

(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 4, 1998.

(7) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1999.

(9)  Confidential   treatment  was  requested  for  certain   portions  of  this
     agreement.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 29, 2001.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 2002.