Form 10-Q
period 2002-12-28
KRONOS INC
filed 2003-02-10
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended December 28, 2002

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                    to
                               ------------------    -------------------------
Commission file number               0-20109
------------------------------------------------------------------------------
                               Kronos Incorporated
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                       04-2640942
--------------------------------                   ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

          297 Billerica Road, Chelmsford,  MA              01824
------------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 (978) 250-9800
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X        No
                             -------      --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes           No  X
                             -------      --------

As of January 25, 2003, 19,911,395 shares of the registrant's common stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the Three
             Months Ended December 28, 2002 and December 29, 2001             1

          Condensed Consolidated Balance Sheets at December 28, 2002
             and September 30, 2002                                           2

          Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended December 28, 2002 and December 29, 2001             3

          Notes to Condensed Consolidated Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          27

Item 4.   Evaluation of Disclosure Controls and Procedures                   27

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   28

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                              Three Months Ended
                                                        -------------------------------
                                                        December 28,       December 29,
                                                            2002               2001
                                                        ------------       ------------
Net revenues:
    Product ......................................      $     38,887       $     35,214
    Maintenance ..................................            28,985             23,421
    Professional services ........................            21,837             17,494
                                                        ------------       ------------
                                                              89,709             76,129
Cost of sales:
    Costs of product .............................             9,427              8,454
    Costs of maintenance and professional services            25,873             20,814
                                                        ------------       ------------
                                                              35,300             29,268
                                                        ------------       ------------
          Gross profit ...........................            54,409             46,861
Operating expenses and other income:
    Sales and marketing ..........................            29,053             25,191
    Engineering, research and development ........             8,483              7,936
    General and administrative ...................             6,045              4,532
    Amortization of intangible assets ............               719                643
    Other income, net ............................              (905)              (975)
                                                        ------------       ------------
                                                              43,395             37,327

          Income before income taxes .............            11,014              9,534
Provision for income taxes .......................             3,965              3,337
                                                        ------------       ------------
          Net income .............................      $      7,049       $      6,197
                                                        ============       ============

Net income per common share:
          Basic ..................................      $       0.36       $       0.32
                                                        ============       ============
          Diluted ................................      $       0.35       $       0.30
                                                        ============       ============

Weighted-average common shares outstanding:
          Basic ..................................        19,639,827         19,404,923
                                                        ============       ============
          Diluted ................................        20,409,753         20,388,203
                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED




                                                                                   December 28,    September 30,
                                                                                       2002             2002
                                                                                   ------------    -------------

                                     ASSETS
Current assets:
     Cash and equivalents ....................................................      $  49,745       $  34,117
     Marketable securities ...................................................         13,262          16,096
     Accounts receivable, less allowances of $10,062 .........................         78,076          84,128
         at December 28, 2002 and $9,697 at September 30, 2002
     Deferred income taxes ...................................................          7,394           6,893
     Other current assets ....................................................         18,665          17,835
                                                                                    ---------       ---------
             Total current assets ............................................        167,142         159,069

Property, plant and equipment, net ...........................................         38,294          38,635
Marketable securities ........................................................         24,175          24,534
Intangible assets ............................................................         20,111          20,545
Goodwill .....................................................................         57,480          56,167
Capitalized software, net ....................................................         22,296          22,237
Other assets .................................................................         11,136          11,837
                                                                                    ---------       ---------
             Total assets ....................................................      $ 340,634       $ 333,024
                                                                                    =========       =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................................      $   5,992       $   6,212
     Accrued compensation ....................................................         24,936          32,674
     Accrued expenses and other current liabilities ..........................         10,153          10,831
     Deferred product revenues ...............................................          6,333           6,853
     Deferred professional service revenues ..................................         33,010          33,551
     Deferred maintenance revenues ...........................................         68,809          66,550
                                                                                    ---------       ---------
             Total current liabilities .......................................        149,233         156,671

Deferred maintenance revenues ................................................          8,109           8,588
Other liabilities ............................................................          8,866           8,096

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
         no shares issued and outstanding ....................................           --              --
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares,
         19,911,952 shares issued at December 28, 2002 and September 30, 2002             199             199
     Additional paid-in capital ..............................................         30,460          31,494
     Retained earnings .......................................................        150,224         143,175
     Cost of Treasury Stock (139,610 shares and 366,062 shares at
         December 28, 2002 and September 30, 2002, respectively) .............         (5,361)        (14,020)
     Accumulated other comprehensive loss:
         Foreign currency translation ........................................         (1,174)         (1,372)
         Net unrealized gain on available-for-sale investments ...............             78             193
                                                                                    ---------       ---------
                                                                                       (1,096)         (1,179)

             Total shareholders' equity ......................................        174,426         159,669
                                                                                    ---------       ---------
             Total liabilities and shareholders' equity ......................      $ 340,634       $ 333,024
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED



                                                                                Three Months Ended
                                                                           ----------------------------
                                                                           December 28,    December 29,
                                                                               2002            2001
                                                                           ------------    ------------

Operating activities:
     Net income .......................................................      $  7,049       $  6,197
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
           Depreciation ...............................................         2,610          2,217
           Amortization of intangible assets ..........................           719            643
           Amortization of capitalized software .......................         2,764          2,044
           Provision for deferred income taxes ........................           263           (206)
           Changes in certain operating assets and liabilities:
              Accounts receivable, net ................................         6,829         12,053
              Deferred product revenues ...............................          (549)        (1,284)
              Deferred professional service revenues ..................          (559)          (596)
              Deferred maintenance revenues ...........................         1,469           (626)
              Accounts payable, accrued compensation
              and other liabilities ...................................        (8,342)        (8,777)
              Taxes payable ...........................................          (337)        (6,634)
              Other ...................................................          (547)           (29)
           Tax benefit from exercise of stock options .................         2,413          7,144
                                                                             --------       --------
              Net cash and equivalents provided by operating activities        13,782         12,146
Investing activities:
     Purchase of property, plant and equipment ........................        (2,238)        (2,237)
     Capitalized internal software development costs ..................        (2,824)        (2,641)
     Decrease (increase) in marketable securities .....................         3,193        (12,449)
     Acquisitions of businesses, net of cash acquired .................        (1,646)       (23,993)
                                                                             --------       --------
              Net cash and equivalents used in investing activities ...        (3,515)       (41,320)
Financing activities:
     Net proceeds from exercise of stock options and
        employee purchase plans .......................................         5,126         10,955
     Purchase of treasury stock .......................................        (2,518)        (2,623)
     Proceeds from (net investment in) call options ...................         2,596         (2,000)
                                                                             --------       --------
              Net cash and equivalents provided by financing activities         5,204          6,332
Effect of exchange rate changes on cash and equivalents ...............           157             (4)
                                                                             --------       --------
Increase (decrease) in cash and equivalents ...........................        15,628        (22,846)
Cash and equivalents at the beginning of the period ...................        34,117         36,561
                                                                             --------       --------
Cash and equivalents at the end of the period .........................      $ 49,745       $ 13,715
                                                                             ========       ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company" or "Kronos") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2002. The results of operations for the three months ended December 28, 2002 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2003 presentation.

NOTE B  -  Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (89 days in fiscal 2003 and 90 days in fiscal 2002) and fourth quarter (94 days in fiscal 2003 and 93 days in fiscal
2002) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Other Current Assets

Other current assets consists of the following (in thousands):

                                   December 28,        September 30,
                                      2002                 2002
                                   ------------        -------------

Inventory                            $7,087                 $6,492
Prepaid expenses                     11,578                 11,343
                                    -------                -------
    Total                           $18,665                $17,835
                                    =======                =======

NOTE D - Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands).

As of December 28, 2002:

                                             Weighted
                                             Average          Gross
                                             Life in         Carrying        Accumulated           Net Book
                                              Years           Value          Amortization           Value
                                             -------         --------        ------------          --------
Intangible assets:
    Customer related ........                    9.7          $19,328            $ 7,425            $11,903

    Maintenance relationships                   11.9            6,381                592              5,789

    Tax benefits ............                   10.7            2,131                363              1,768

    Non-compete agreements ..                    5.0            1,943              1,292                651
                                                              -------            -------            -------

Total intangible assets .....                                 $29,783            $ 9,672            $20,111
                                                              =======            =======            =======


As of September 30, 2002:

Intangible assets:
    Customer related ........                    9.5          $19,166            $ 6,851            $12,315

    Maintenance relationships                   11.9            6,267                535              5,732

    Tax benefits ............                   10.7            2,127                309              1,818

    Non-compete agreements ..                    5.1            1,908              1,228                680
                                                              -------            -------            -------

Total intangible assets .....                                 $29,468            $ 8,923            $20,545
                                                              =======            =======            =======

The amount of goodwill acquired during the three months ended December 28, 2002 and December 29, 2001 is $1.2 million and $15.0 million, respectively.

For the three months ended December 28, 2002, the Company recorded amortization expense for intangible assets of $0.7 million. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

          Fiscal Year Ending                     Estimated Annual
            September 30,                      Amortization Expense
          ------------------                   --------------------

                 2003                                   $3,024
                 2004                                    2,723
                 2005                                    2,255
                 2006                                    2,190
                 2007                                    2,172
                 2008                                    2,072


NOTE E - Acquisitions

On November 20, 2002, the Company completed the acquisition of certain assets and the ongoing business operations of Hi-Tek Special Systems, Inc. ("HT"), the former Texas-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of HT's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. HT was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in the Texas, New Mexico and Mexico area through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from HT customers. The deferred revenue related to the maintenance revenue stream, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On December 28, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division ("SimplexGrinnell"). The aggregate purchase price was $22.1 million in cash. The results of SimplexGrinnell's operations have been included in the consolidated financial statements since that date. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of the acquisition, the Company has increased its presence in the mid-market sector, which includes companies with between 100 and 1,000 employees.

The SimplexGrinnell transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands).

                                                           At December 28, 2001
                                                           --------------------

Accounts receivable                                                  $6,678
Customer related intangible asset (amortized over                     1,100
12 years)
Maintenance relationships intangible asset                            2,500
(amortized over 12 years)
Goodwill                                                             18,065
Other assets                                                            768
                                                                    -------
    Total assets acquired                                            29,111

Deferred professional services revenue                               (1,564)
Deferred maintenance revenue                                         (5,157)
Other liabilities                                                      (340)
                                                                    -------
    Total liabilities assumed                                        (7,061)
                                                                    -------

Net assets acquired                                                 $22,050
                                                                    =======


In connection with the acquisition of the assets and liabilities of SimplexGrinnell in December 2001, the Company acquired obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The amounts of deferred revenue ascribed to acquired maintenance obligations and professional services amounts to $5.2 million and $1.6 million, respectively. The deferred revenue, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03. The acquired maintenance arrangements required the Company to provide phone support, bug fixes and unspecified upgrades for the remaining contract terms. The acquired professional services obligations required the Company to provide installation services.

Certain agreements contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2003 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During the first quarter of fiscal 2003 and 2002, $0.6 million and $0.2 million, respectively, of contingent payments were earned, all of which was recorded as goodwill. There are several contingent payment arrangements currently outstanding, on which the Company may have future payment obligations, contingent upon the achievement of various financial performance goals. As of December 28, 2002, the Company has the obligation to pay $4.2 million in guaranteed payments. These payments will be made at various dates through fiscal 2006.

NOTE F - Comprehensive Income

For  the  three  months   ended   December  28,  2002  and  December  29,  2001,
comprehensive income consisted of the following (in thousands):

                                                  Three Months Ended
                                             --------------------------------
                                             December 28,        December 29,
                                                 2002                2001
                                             ------------        ------------
Comprehensive income:
Net income                                      $7,049              $6,197
Cumulative translation adjustment                  198                 203
Unrealized gain (loss)on
available-for-sale securities                     (115)               (151)
                                                -------             -------
Total comprehensive income                      $7,132              $6,249
                                                =======             =======


NOTE G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                               Three Months Ended
                                     -----------------------------------------
                                     December 28, 2002       December 29, 2001
                                     -----------------       -----------------

Net income                                   $7,049                  $6,197
                                         ==========              ==========
Weighted-average shares                  19,639,827              19,404,923
Effect of dilutive securities:
    Employee stock options                  769,926                 983,280
                                         ----------              ----------
Adjusted weighted-average shares
and assumed conversions                  20,409,753              20,388,203
                                         ==========              ==========
Basic earnings per share                      $0.36                   $0.32
                                              =====                   =====
Diluted earnings per share                    $0.35                   $0.30
                                              =====                   =====


NOTE H - New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will implement the required disclosure provisions in the three month period ending March 29, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

NOTE I - Call Option Arrangements

The Company periodically enters into call option arrangements, which are classified as an equity instrument in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." During the quarter, a call option arrangement matured in December 2002. At maturity, the Company's stock price exceeded the strike price of $25.00 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which is credited to additional paid-in-capital. If at maturity the Company's stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. A call option arrangement provides the Company an opportunity to lock in a repurchase price for shares under the Company's stock repurchase program. There are no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to these call option arrangements. As of the balance sheet date, the Company did not have any call option arrangements outstanding.

NOTE J - Additional Stock Option Program Information

Option Program Description: The Company intends that its stock option program be its primary vehicle for offering long-term incentives and rewarding its executives and key employees. Stock options are granted to key employees based upon, among other things, prior performance of the executive or key employee, the importance of retaining their services for the Company and the potential for their performance to help the Company attain its long-term goals. There is no set formula for the award of options to individual executives or employees.

Stock options are generally granted annually in conjunction with the Compensation Committee's formal review of the individual performance of its key executives, including its Chief Executive Officer, and their contributions to the Company. In the three month period ended December 28, 2002, 75% of the options granted went to employees other than the top five officers ("Named Executive Officers"). The Named Executive Officers for the first quarter of fiscal 2003, for purposes of this footnote, are the same Named Executive Officers for fiscal 2002, which are identified in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders. The Named Executive Officers for fiscal 2001 are the officers which are identified in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders. All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest annually over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months.

Distribution and Dilutive Effect of Options:

Employee and Executive Option Grants:


                                                         For the Three
                                                         Month Period         For the Fiscal       For the Fiscal
                                                            Ended               Year Ended           Year Ended
                                                       December 28, 2002    September 30, 2002   September 30, 2001
                                                       -----------------    ------------------   ------------------
Net grants during period as % of outstanding ...                  4.0%                4.7%                4.2%
shares
Grants to Named Executive Officers during period                 25.2%               25.3%               17.0%
as % of options granted
Grants to Named Executive Officers .............                  1.0%                1.2%                0.7%
during period as % of shares outstanding



General Option Information:

Summary of Option Activity
(in thousands, except per share data)



                                                                                Number of            Weighted-Average
                                                      Shares Available        Option Shares           Exercise Price
                                                        for Options            Outstanding              per Share
                                                      ----------------        -------------          ----------------

Outstanding at  September 30, 2002 ...........                1,624                 2,641                $   23.18

                    Grants ...................                 (794)                  794                    24.86
                    Exercises ................                 --                    (291)                   17.61


                    Cancellations ............                 --                     (16)                   22.02
                    Additional shares reserved                 --                     --                     --
                                                             ------                ------                ---------

Outstanding at  December 28, 2002 ............                  830                 3,128                $   24.13
                                                             ======                ======                =========

In-the-Money and Out-of-the-Money Option Information as of December 28, 2002 (in thousands, except per share data)


                                     Exercisable                 Unexercisable                  Total
                                -----------------------     ----------------------     ----------------------
                                              Weighted-                  Weighted-                  Weighted-
                                               Average                    Average                    Average
                                              Exercise                   Exercise                   Exercise
                                               Price                      Price                      Price
                                Shares        per Share     Shares       per Share     Shares       per Share
                                ------        ---------     ------       ---------     ------       ---------

In-the-Money ............          936        $   21.59     2,090        $   24.35     3,026        $   23.50

Out-of-the-Money (1) ....            9        $   43.33        93        $   43.02       102        $   43.05
                                 -----        ---------     -----        ---------     -----        ---------

Total Options Outstanding          945        $   21.80     2,183        $   25.14     3,128        $   24.13
                                 =====        =========     =====        =========     =====        =========


(1) Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $38.179 at the end of the current quarter.


Executive Options: The following tables summarize option grants and exercises during the three month period ended December 28, 2002 to the Company's Named Executive Officers and the value of the options held by such persons at December 28, 2002.

Options Granted to Named Executive Officers
-------------------------------------------

                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                                                                               Annual Rates of
                                                                                                 Stock Price
                                                                                               Appreciation for
                                               Individual Grants                                Option Term(4)
                            ---------------------------------------------------------      ------------------------
                                              Percent of Total
                                              Options Granted
                                Number of     to Employees in
                               Securities       Three Month     Exercise or
                               Underlying       Period Ended    Base Price
                             Options Granted    December 28,    per Share   Expiration
Name                               (1)            2002 (2)         (3)         Date           5%             10%
----                         ---------------  ---------------   ---------- -----------     --------        --------

Mark S. Ain .............          60,000          7.6%         $24.86     04/07/07        $366,775        $801,444
CEO and Chairman

Paul A. Lacy ............          40,000          5.0%          24.86     04/07/07         244,517         534,296
Exec. V.P. and Chief
Financial &
Administrative Officer

Aron J. Ain .............          40,000          5.0%          24.86     04/07/07         244,517         534,296
Exec. V.P. and Chief
Operating Officer

Peter C. George .........          30,000          3.8%          24.86     04/07/07         183,388         400,722
V.P., Engineering & Chief
Technology Officer

James Kizielewicz .......          30,000          3.8%          24.86     04/07/07         183,388         400,722
V.P., Marketing and
Corporate Strategy


(1) Each option vests in four equal annual installments commencing one year from the date of grant.

(2) Based on an aggregate of 793,900 shares subject to options granted to employees of the Company in the three month period ended December 28, 2002.

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

Option Exercises and Remaining Holdings of Named Executive Officers (for the three month period ended December 28, 2002)


                                                                     Number of Securities
                                                                          Underlying                    Value of Unexercised
                                                                     Unexercised Options               In-The-Money Options at
                                                                     at December 28, 2002               December 28, 2002 (2)

                          Shares Acquired       Value Realized           Exercisable/                       Exercisable/
    Name                    on Exercise              (1)                Unexercisable                      Unexercisable
    ----                  ---------------       --------------       --------------------              ----------------------


Mark S. Ain .....                  --                 $  --                161,250/155,250               $3,035,464/1,939,579


Paul A. Lacy ....                20,000               563,400               57,625/100,375                889,771/1,240,613

Aron J. Ain .....                27,000               783,720               50,625/100,375                708,478/1,240,613


Peter C. George                    --                    --                 46,125/80,625                 841,105/1,053,184

James Kizielewicz                13,500               398,620               25,500/76,500                 362,795/935,300


(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2) Based on the fair market value of the common stock on December 28, 2002 ($38.179), the last day of the first quarter of the Company's 2003 fiscal year, less the option exercise price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to revenues, product and service revenues and revenue growth rates, deferred maintenance revenue, gross profit, future acquisitions and available cash, investments and operating cash flow, Kronos' ability to obtain third-party financing, and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Kronos has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of Kronos' accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements in Item 15 of Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for further information.

     Revenue Recognition - The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, Automatic Data Processing, Inc. ("ADP") and its independent resellers. Substantially all of the Company's software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company's end-user customers and indirect channel customers are generally recognized using the residual method when:

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

     As  part  of  an  arrangement,   end-user   customers   typically  purchase
maintenance contracts as well as professional services from the Company. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of the data collection hardware, training, building simple interfaces, running test data, and assisting in the development and documentation of pay rules and best practices consulting.

     Revenues from maintenance services are recognized ratably over the term of the maintenance contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract's renewal rate. Maintenance services are typically stated separately in an arrangement. The Company has classified the allocated fair value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability. Revenues from time and material maintenance services are recognized as the services are delivered.

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

Results of Operations

     Revenues. Revenues for the first quarter of fiscal 2003 were $89.7 million as compared to $76.1 million for the first quarter of the prior year. Revenue growth, as compared to the same period in the prior year, was 18% in the first quarter of fiscal 2003, as compared to 17% in the first quarter of fiscal 2002. Revenues from core business (business generated from customers that have not been part of an acquired business transaction over the last four quarters) grew 11% in the first quarter of fiscal 2003 and 2002, and revenues attributable to acquisitions of businesses over the last four quarters contributed 7% and 6% of revenue growth in the first quarter of fiscal 2003 and 2002, respectively. Management presently anticipates that revenue growth for the second quarter and for the entire fiscal 2003, including revenues from customers obtained in the acquisition of businesses, will range between 16% - 20% and 11% - 13%, respectively.

     Product revenues for the first quarter of fiscal 2003 were $38.9 million as compared to $35.2 million for the first quarter of fiscal 2002. Product revenue growth, as compared to the same period in the prior year, was 10% in the first quarter of fiscal 2003, as compared to 4% in first quarter of fiscal 2002. One factor driving the product revenue growth experienced in the first quarter of fiscal 2003 was revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers accounted for 6% of the growth in the first quarter of fiscal 2003, or $2.1 million in revenue. Other less significant factors include increased customer demand for Kronos products, as well as platform and capacity upgrades and upgrades to the newest badge terminals from existing customers. Although product revenues increased during the quarter, management believes that the continued economic downturn may result in many customers deferring or reducing their technology purchases in the future. While management believes the impact on technology purchasing may be temporary, the effect may continue to cause delays or reductions in customer purchases of Kronos products and services in the future. The product growth in the first quarter of fiscal 2002 was attributable to customer demand for platform and capacity upgrades from existing customers and demand for Kronos' new products, as well as, revenues from customers obtained from acquisitions of businesses.

     Maintenance  revenues  for the  first  quarter  of fiscal  2003 were  $29.0 million  as  compared  to $23.4  million in the first  quarter  of fiscal  2002.
Maintenance revenues, as compared to the same period in the prior year, increased 24% in the first quarter of fiscal 2003, as compared to 25% in the first quarter of fiscal 2002. The increase in maintenance revenues in both periods is a result of expansion of the installed base, an increase in the value of maintenance contracts and incremental maintenance revenues attributable to customers obtained from the acquisition of businesses. The increase in the value of the maintenance contracts was principally attributable to the platform upgrade of existing customers to Kronos' new products. Platform and capacity upgrade sales generally result in an increased value of maintenance contracts. Excluding the effect of incremental maintenance revenues from acquisitions of businesses in the preceding four quarters, maintenance revenues would have increased 14% in the first quarter of fiscal 2003 and 2002.

     Professional services revenues for the first quarter of fiscal 2003 were $21.8 million as compared to $17.5 million in the first quarter of fiscal 2002. Professional service revenues, as compared to the same period in the prior year, increased 25% in the first quarter of fiscal 2003 as compared to 40% in the first quarter of fiscal 2002. The growth in professional services is primarily due to an increase in the level of professional services accompanying new and platform upgrade sales, an increase in demand for Kronos' services, and to a lesser extent, incremental revenues from acquisition of businesses. Excluding the effect of incremental professional service revenues from acquisitions of businesses in the preceding four quarters, professional service revenues would have increased 19% and 31% in the first quarter of fiscal 2003 and 2002, respectively. The growth in professional service revenues for the first quarter of fiscal 2002 reflects an increase in the level of professional services accompanying new and upgrade sales, an increase in the level of services sold to the installed base, an increase in delivery of professional services resulting from improving the efficiency of Kronos services organization, as well as incremental revenues from acquisitions of businesses.

     Deferred maintenance revenues increased 2% from September 30, 2002. Current deferred maintenance revenues increased 3% and long-term deferred maintenance revenues decreased 6% from September 30, 2002. Although maintenance revenue increased 24% in the first quarter of fiscal 2003, as compared to the same period of last year, the deferred maintenance revenue increased 2% from September 30, 2002 primarily due to the positive impact on the maintenance revenues of the acquisitions completed during the past fiscal year, primarily the December 28, 2001 acquisition of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division, as well as the effect of the timing of the expiration of multi-year maintenance contracts sold in previous years. The decrease in the long-term portion was due to Kronos' decision in fiscal 2000 to curtail the practice of selling multi-year maintenance contracts. Kronos management does not anticipate significant reductions in the growth rate of deferred maintenance in the foreseeable future. Deferred professional services revenues decreased 2% from September 30, 2002. The decrease in deferred professional services revenue is the result of an increase in volume of the delivery of professional services which accompanied product sales during the fourth quarter of fiscal 2002. As the volume of sales in the fourth quarter typically result in a larger deferred professional services revenue balance, the combination of the delivery of these services during the first quarter, as well as typically lower sales in the first quarter as compared to the fourth quarter, will typically result in a similar or lower deferred professional service revenue balance at the end of the first quarter of the fiscal year.

     Gross Profit. Gross profit as a percentage of revenues was 61% in first quarter of fiscal 2003, compared to 62% in the same period in the prior year. The reduction in gross profit is primarily attributable to a higher proportion of service revenue, which generally carries a lower gross profit than product revenue. Product gross profit as a percentage of product revenues was 76% in the first quarter of fiscal 2003 and 2002. Service gross profit as a percentage of service revenues was 49% in the first quarter of fiscal 2003 and 2002. Management anticipates overall gross profit to decline in fiscal 2003 as more revenue derives from newer products including its Kronos 4500 terminal and Human Resources Management System (HRMS) products, which carry higher royalty and production costs, and as Kronos increases its investment in infrastructure to support the introduction of its HRMS products. In addition, if service revenues continue to grow proportionately faster than product revenues, gross margins may decrease as service revenues have a lower gross profit.

     Net Operating Expenses. Net operating expenses as a percentage of revenues were 48% and 49% in the first quarter of fiscal 2003 and 2002, respectively. The reduction in net operating expenses as a percentage of revenues is attributable to a corporate-wide effort to contain costs, as well as leveraging existing investments in infrastructure to generate higher sales volumes. Although management intends to decrease operating expenses as a percentage of revenues during the remainder of fiscal 2003, principally through continued productivity improvements, uncertainty related to the current economic climate and its impact on the timing of customers' purchases, as well as increased investment in infrastructure to support the introduction of the new HRMS products may prevent decreases in operating expenses as a percentage of revenues from being realized.

     Sales and marketing expenses as a percentage of revenues were 32% and 33% in the first quarter of fiscal 2003 and 2002, respectively. The increase in sales and marketing expenses is attributable to Kronos' investments in sales personnel and related support costs to maximize the penetration of existing accounts and to add new customers as well as initiatives to expand market awareness of Kronos products and services. The decrease in sales and marketing expense as a percentage of revenue in the first quarter of fiscal 2003 was primarily due to leveraging our investment in infrastructure to generate higher sales volumes.

     Engineering, research and development expenses as a percentage of revenues were 9% and 10% in the first quarter of 2003 and 2002, respectively. The decrease as a percentage of revenues for the first quarter of fiscal 2003 as compared to the same quarter in fiscal 2002 is primarily due to a reduction in costs associated with engineering consultants, coupled with higher sales volume in fiscal 2003. Engineering, research and development expenses of $8.5 million and $7.9 million in the first quarter of fiscal 2003 and 2002, respectively, are net of capitalized software development costs of $2.8 million and $2.6 million, respectively. The increase in expenses in the first quarter of fiscal 2003 as compared to the same period of the prior year is principally attributable to an increase in salary-related expenses for additional engineering personnel. The significant project development efforts in the first quarter of fiscal 2003 principally related to further development and enhancement of the Workforce Central(R) suite, Workforce HR(TM), Workforce Payroll(TM), Kronos 4500(TM) terminal and, to a lesser extent, the eForce(R) software acquired from SimplexGrinnell on December 28, 2001.

     General and administrative expenses as a percentage of revenues were 7% and 6% in the first quarter of fiscal 2003 and 2002, respectively. General and administrative expenses primarily consist of personnel and overhead related expenses for administrative, information technology, finance, legal and human resources support functions. The increase in general and administrative expenses in fiscal 2003 is primarily due to Kronos' investment in personnel and other infrastructure to support the growth of operations.

     Amortization of intangible assets as a percentage of revenues were 1% in the first quarter of fiscal 2003 and 2002. Other income, net as a percentage of revenues were 1% in the first quarter of fiscal 2003 and 2002. Other income, net is principally interest income earned from Kronos' cash as well as investments in its marketable securities and financing arrangements.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 36% and 35% in the first quarter of fiscal year 2003 and 2002, respectively. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, amortization of goodwill for tax purposes, foreign tax rate differentials and state income taxes.

     Newly Issued Accounting Standards. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation. The Company expects to implement the required disclosure provisions in the three month period ending March 29, 2003.

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

     Cash, cash equivalents and marketable securities (which includes both short and long term securities) at December 28, 2002 increased to $87.2 million from $74.7 million at September 30, 2002. This increase in cash, cash equivalents and marketable securities is due to cash generated from operations. Working capital as of December 28, 2002 amounted to $17.9 million as compared with $2.4 million at September 30, 2002. This increase in working capital is primarily due to an increase in cash resulting from cash provided by operations.

     Cash provided by operations amounted to $13.8 million in the first quarter of fiscal 2003 as compared to $12.1 million for the same period in the prior year. The increase in operating cash flows in fiscal 2003 is principally attributable to an increase in deferred revenues, particularly maintenance revenues to be recognized over the next twelve months, and increased net income as well as increased non-cash charges related to deprecation and amortization that are added back in the calculation of cash flow from operations. These increases were offset by a lower rate of accounts receivable collections from customer financing arrangements. In addition, although the tax benefit from exercise of stock options contributed less to cash flow from operations in the first quarter of fiscal 2003, as compared to the same period last year, the resulting increase in taxes payable offsets this effect.

     Cash used for property, plant and equipment was $2.2 million in the first quarter of fiscal 2003 compared to $2.2 million for the same period in the prior year. Kronos' use of cash for property, plant and equipment in both periods presented includes investments in information system and infrastructure to improve and support expanding operations. Kronos' use of cash for the acquisition of businesses in the first quarter of fiscal 2003 and 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities decreased by $3.2 million in the first quarter of fiscal 2003 compared to an increase of $12.5 million in the first quarter of fiscal 2002.

     Under Kronos' stock repurchase program, Kronos repurchased 65,000 shares of common stock during the first quarter of fiscal 2003 at an aggregate cost of $2.5 million compared to 22,500 common shares at a cost of $0.6 million in the first quarter of fiscal 2002. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. During the first quarter of fiscal 2003, Kronos received $2.6 million upon the maturity of a call option arrangement. As of December 28, 2002, Kronos did not have any outstanding call option arrangements. Please refer to Note I in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases.

     Kronos leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with noncancellable terms of one year or more are as follows (in thousands):

                                                 Operating Lease
              Fiscal Year                          Commitments
              --------------------------------------------------
              2003 (remaining 9 months)               $ 7,043
              2004                                      8,926
              2005                                      8,075
              2006                                      6,086
              2007                                      4,230
              Thereafter                                4,238
                                                      -------
                                                      $38,598

     Certain acquisition agreements contain provisions that require Kronos to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Please refer to Note E in the Notes to Condensed Consolidated Financial Statements for further details regarding guaranteed and/or contingent payments.

     Kronos believes that with cash generated from ongoing operations it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

During the first quarter of fiscal 2003, Kronos did not engage in:

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

     Kronos' actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the dependence on Kronos' time and attendance product line, the ability to attract and retain sufficient technical personnel, the protection of Kronos' intellectual property and the potential infringement on Kronos' intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below and in Kronos' Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which are specifically incorporated by reference herein.

     Potential Fluctuations in Results. Kronos' operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the ability of Kronos to effectively integrate acquired businesses into Kronos' operations, the timing of the introduction of new products and product enhancements by Kronos and its competitors, the strategy employed by Kronos to enter the Human Resources
Management System ("HRMS") market, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

     Dependence on Labor Management Product Line. To date, more than 90% of Kronos' revenues have been attributable to sales of labor management systems and related services. Although Kronos has introduced its products for the licensed HRMS market during fiscal 2002, Kronos expects that its dependence on the labor management product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause Kronos' labor management products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

     Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for labor management systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its labor management, HR and payroll product offerings (including products for the HRMS market) and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent resellers and ADP under an OEM agreement. In the first quarter of fiscal 2003, approximately 10% of Kronos' revenue was generated through sales to resellers and ADP. Management does not anticipate that its entrance into the HRMS market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of either Kronos' major resellers or ADP, or termination or changes in their relationships with Kronos, could have a material adverse effect on the results of Kronos' operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Kronos is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments, foreign currency fluctuations and decreases in its common stock price affecting capped call options. Refer to Note A "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2002 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Kronos' marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at December 28, 2002, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Kronos' exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at December 28, 2002, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

     Kronos has periodically entered into short term capped call options in conjunction with its stock repurchase initiatives. As of December 28, 2002, there were no capped call option arrangements outstanding.

Item 4. Evaluation of Disclosure Controls and Procedures

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14( c) and 15d-14( c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed during the fiscal quarter ended December 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KRONOS INCORPORATED


                                     By    /s/ Paul A. Lacy
                                        ---------------------------------------
                                               Paul A. Lacy
                                             Executive Vice President,
                                     Chief Financial and Administrative Officer
                                             (Duly Authorized Officer and
                                              Principal Financial Officer)


February 10, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Mark S. Ain, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kronos Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 10, 2003                          /s/ Mark S. Ain
                                              -----------------------
                                                     Mark S. Ain
                                              Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Paul A. Lacy, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kronos Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 10, 2003                          /s/ Paul A. Lacy
                                               -----------------------
                                                     Paul A. Lacy
                                               Chief Financial Officer

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

                                                                   EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Kronos Incorporated (the "Company") for the period ended December 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark S. Ain, Chief Executive Officer of the Company, and Paul A. Lacy, Executive Vice President, Chief Financial and Administrative Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Mark S. Ain
                                        -----------------------
Dated:  February 10, 2003                     Mark S. Ain
                                        Chief Executive Officer


                                          /s/ Paul A. Lacy
                                        -----------------------
Dated:  February 10, 2003                     Paul A. Lacy
                                        Executive Vice President, Chief
                                        Financial and Administrative Officer