Form 10-Q
period 2003-03-29
KRONOS INC
filed 2003-05-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 29, 2003

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                     to
                               -------------------     ------------------------
Commission file number               0-20109
                       --------------------------------------------------------
                               Kronos Incorporated
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                      04-2640942
-------------------------------               ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                    297 Billerica Road, Chelmsford, MA 01824
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (978) 250-9800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No
                           ------         ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes  X          No
                           ------         ------

As of April 26, 2003, 19,800,393 shares of the registrant's common stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three and
            Six Months Ended March 29, 2003 and March 30, 2002               1

         Condensed Consolidated Balance Sheets at March 29, 2003
            and September 30, 2002                                           2

         Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended March 29, 2003 and March 30, 2002                   3

         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          30

Item 4.  Evaluation of Disclosure Controls and Procedures                   31

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                32

Item 6.  Exhibits and Reports on Form 8-K                                   32

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                          Three Months Ended                Six Months Ended
                                                     -----------------------------     -----------------------------
                                                       March 29,        March 30,       March 29,        March 30,
                                                         2003             2002            2003             2002
                                                     ------------     ------------     ------------     ------------
Net revenues:
   Product ......................................    $     44,143     $     33,979     $     83,030     $     69,193
   Maintenance ..................................          29,666           26,953           58,651           50,374
   Professional services ........................          22,672           19,002           44,509           36,496
                                                     ------------     ------------     ------------     ------------
                                                           96,481           79,934          186,190          156,063
Cost of sales:
   Costs of product .............................          10,929            8,396           20,356           16,850
   Costs of maintenance and professional services          27,627           22,930           53,500           43,744
                                                     ------------     ------------     ------------     ------------
                                                           38,556           31,326           73,856           60,594
                                                     ------------     ------------     ------------     ------------
       Gross profit .............................          57,925           48,608          112,334           95,469
Operating expenses and other income:
   Sales and marketing ..........................          31,369           26,058           60,422           51,249
   Engineering, research and development ........           9,552            9,251           18,035           17,187
   General and administrative ...................           6,390            5,075           12,435            9,607
   Amortization of intangible assets ............             789              724            1,508            1,367
   Other income, net ............................          (1,522)          (1,314)          (2,427)          (2,289)
                                                     ------------     ------------     ------------     ------------
                                                           46,578           39,794           89,973           77,121

       Income before income taxes ...............          11,347            8,814           22,361           18,348
Provision for income taxes ......................           4,085            3,041            8,050            6,378
                                                     ------------     ------------     ------------     ------------
       Net income ...............................    $      7,262     $      5,773     $     14,311     $     11,970
                                                     ============     ============     ============     ============

Net income per common share:
       Basic ....................................    $       0.37     $       0.29     $       0.72     $       0.61
                                                     ============     ============     ============     ============
       Diluted ..................................    $       0.35     $       0.28     $       0.70     $       0.58
                                                     ============     ============     ============     ============

Weighted-average common shares outstanding:
       Basic ....................................      19,853,535       19,760,008       19,746,681       19,582,466
                                                     ============     ============     ============     ============
       Diluted ..................................      20,555,609       20,765,450       20,482,681       20,576,827
                                                     ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                              KRONOS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED


                                                                                               March 29,    September 30,
                                                                                                 2003           2002
                                                                                              ----------    -------------

                                            ASSETS
Current assets:
     Cash and equivalents ................................................................    $  56,466     $  34,117
     Marketable securities ...............................................................       12,207        16,096
     Accounts receivable, less allowances of $8,014 ......................................       71,716        84,128
         at March 29, 2003 and $9,697 at September 30, 2002
     Deferred income taxes ...............................................................        7,397         6,893
     Other current assets ................................................................       18,960        17,835
                                                                                              ---------     ---------
             Total current assets ........................................................      166,746       159,069

Property, plant and equipment, net .......................................................       39,537        38,635
Marketable securities ....................................................................       25,347        24,534
Intangible assets ........................................................................       25,202        20,545
Goodwill .................................................................................       65,758        56,167
Capitalized software, net ................................................................       22,434        22,237
Other assets .............................................................................       10,905        11,837
                                                                                              ---------     ---------
             Total assets ................................................................    $ 355,929     $ 333,024
                                                                                              =========     =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................................    $   7,692     $   6,212
     Accrued compensation ................................................................       28,546        32,674
     Accrued expenses and other current liabilities ......................................       12,105        10,831
     Deferred product revenues ...........................................................        5,620         6,853
     Deferred professional service revenues ..............................................       33,953        33,551
     Deferred maintenance revenues .......................................................       71,555        66,550
                                                                                              ---------     ---------
             Total current liabilities ...................................................      159,471       156,671

Deferred maintenance revenues ............................................................        7,317         8,588
Deferred income taxes ....................................................................        6,124         4,565
Other liabilities ........................................................................        3,765         3,531

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
         no shares issued and outstanding ................................................         --            --
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 19,919,288 and
          19,911,952 shares issued at March 29, 2003 and September 30, 2002, respectively           199           199
     Additional paid-in capital ..........................................................       26,743        31,494
     Retained earnings ...................................................................      157,486       143,175
     Cost of Treasury Stock (113,709 shares and 366,062 shares at
         March 29, 2003 and September 30, 2002, respectively) ............................       (4,187)      (14,020)
     Accumulated other comprehensive loss:
         Foreign currency translation ....................................................         (912)       (1,372)
         Net unrealized (loss)/gain on available-for-sale investments ....................          (77)          193
                                                                                              ---------     ---------
                                                                                                   (989)       (1,179)

             Total shareholders' equity ..................................................      179,252       159,669
                                                                                              ---------     ---------
             Total liabilities and shareholders' equity ..................................    $ 355,929     $ 333,024
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED



                                                                                        Six Months Ended
                                                                                     -----------------------
                                                                                      March 29,    March 30,
                                                                                        2003         2002
                                                                                     ----------    ---------

Operating activities:
     Net income ..................................................................    $ 14,311     $ 11,970
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
           Depreciation ..........................................................       5,317        4,518
           Amortization of intangible assets .....................................       1,514        1,369
           Amortization of capitalized software ..................................       5,673        4,516
           Provision for deferred income taxes ...................................       1,061           45
           Changes in certain operating assets and liabilities:
              Accounts receivable, net ...........................................      12,487       24,692
               Deferred product revenues .........................................      (1,302)        (976)
               Deferred professional service revenues ............................        (480)      (3,531)
               Deferred maintenance revenues .....................................       1,055       (3,718)
              Accounts payable, accrued compensation
               and other liabilities .............................................      (2,212)      (6,604)
               Taxes payable .....................................................      (1,960)      (7,054)
               Other .............................................................         419         (385)
           Tax benefit from exercise of stock options ............................       4,258        9,654
                                                                                      --------     --------
               Net cash and equivalents provided by operating activities .........      40,141       34,496
Investing activities:
     Purchase of property, plant and equipment ...................................      (6,106)      (5,202)
     Capitalized internal software development costs .............................      (5,870)      (5,429)
     Decrease (increase) in marketable securities ................................       3,075      (16,704)
     Acquisitions of businesses and software, net of cash acquired ...............      (9,943)     (27,424)
                                                                                      --------     --------
               Net cash and equivalents used in investing activities .............     (18,844)     (54,759)
Financing activities:
     Net proceeds from exercise of stock options and
        employee purchase plans ..................................................      10,582       15,006
     Purchase of treasury stock ..................................................     (12,474)     (14,217)
     Proceeds from (net investment in) call options ..............................       2,596       (2,810)
                                                                                      --------     --------
               Net cash and equivalents provided by/(used in) financing activities         704       (2,021)
Effect of exchange rate changes on cash and equivalents ..........................         348          (27)
                                                                                      --------     --------
Increase (decrease) in cash and equivalents ......................................      22,349      (22,311)
Cash and equivalents at the beginning of the period ..............................      34,117       36,561
                                                                                      --------     --------
Cash and equivalents at the end of the period ....................................    $ 56,466     $ 14,250
                                                                                      ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company" or "Kronos") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2002. The results of operations for the three and six months ended March 29, 2003 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2003 presentation.

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

NOTE C - Other Current Assets

Other current assets consists of the following (in thousands):

                                    March 29,            September 30,
                                      2003                   2002
                                    ---------            -------------
Inventory                            $ 6,440                $ 6,492
Prepaid expenses                      12,520                 11,343
                                     -------                -------
    Total                            $18,960                $17,835
                                     =======                =======

NOTE D - Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands).

As of March 29, 2003:

                                            Weighted
                                            Average        Gross
                                            Life in       Carrying      Accumulated         Net Book
                                             Years         Value        Amortization         Value
                                            --------      --------      ------------        --------


Intangible assets:
    Customer related ........                  9.9        $21,458          $ 8,036          $13,422

    Maintenance relationships                 11.9          8,883              725            8,158

    Tax benefits ............                 10.7          2,131              417            1,714

    Non-compete agreements ..                  4.2          3,265            1,357            1,908
                                                          -------          -------          -------
Total intangible assets .....                             $35,737          $10,535          $25,202
                                                          =======          =======          =======


As of September 30, 2002:

Intangible assets:
    Customer related ........                  9.5        $19,166          $ 6,851          $12,315

    Maintenance relationships                 11.9          6,267              535            5,732

    Tax benefits ............                 10.7          2,127              309            1,818

    Non-compete agreements ..                  5.1          1,908            1,228              680
                                                          -------          -------          -------
Total intangible assets .....                             $29,468          $ 8,923          $20,545
                                                          =======          =======          =======

For the three months ended March 29, 2003 and March 30, 2002, the amount of acquired goodwill is $8.1 million and $6.7 million, respectively. The amount of goodwill acquired during the six months ended March 29, 2003 and March 30, 2002 is $9.3 million and $21.7 million, respectively.

For the three and six months ended March 29, 2003, the Company recorded amortization expense for intangible assets of $.8 million and $1.5 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

          Fiscal Year Ending                     Estimated Annual
            September 30,                      Amortization Expense
          ------------------                   --------------------

                 2003                                   $3,452
                 2004                                    3,553
                 2005                                    3,073
                 2006                                    2,791
                 2007                                    2,555
                 2008                                    2,452


NOTE E - Acquisitions

On March 11, 2003, the Company completed the acquisition of certain assets of Ban-koe Systems, Inc. ("BKS"), the former Minnesota-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of BKS's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. BKS was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in several states (including Michigan, Illinois, Iowa, Wisconsin, and Minnesota) through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from BKS customers. The deferred revenue related to the maintenance revenue stream, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03. Due to the timing of the BKS acquisition, the Company has not finalized the allocation of the purchase price.


On January 20, 2003, the Company completed the acquisition of the maintenance agreements of DataPro Solutions, Inc. ("DP"), the former Washington state-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of DP operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. DP was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gained access to the existing maintenance revenue stream from DP customers. The deferred revenue related to the maintenance revenue stream, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

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

                                                           At December 28, 2001
                                                           --------------------

Accounts receivable                                                  $6,678
Customer related intangible asset (amortized over                     1,100
12 years)
Maintenance relationships intangible asset                            2,500
(amortized over 12 years)
Goodwill                                                             18,065
Other assets                                                            768
                                                                     ------
    Total assets acquired                                            29,111

Deferred professional services revenue                              (1,564)
Deferred maintenance revenue                                        (5,157)
Other liabilities                                                     (340)
                                                                    -------
    Total liabilities assumed                                       (7,061)
                                                                    -------
Net assets acquired                                                 $22,050
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

Certain agreements contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2003 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During the three months ended March 29, 2003 and March 30, 2002, $1.2 million and $.6 million, respectively, of contingent payments were earned, all of which were recorded as goodwill. During the first six months of fiscal 2003 and 2002, $1.8 million and $.8 million, respectively, of contingent payments were earned, all of which were recorded as goodwill. There are several contingent payment arrangements currently outstanding, on which the Company may have future payment obligations, contingent upon the achievement of various financial performance goals. As of March 29, 2003, the Company has the obligation to pay $4.9 million in guaranteed payments. These payments will be made at various dates through fiscal 2006.

NOTE F - Comprehensive Income

For the three and six months ended March 29, 2003 and March 30, 2002, comprehensive income consisted of the following (in thousands):


                                           Three Months Ended                 Six Months Ended
                                        -------------------------        --------------------------
                                        March 29,       March 30,        March 29,        March 30,
                                          2003            2002             2003             2002
                                        ---------       ---------        ---------        ---------
Comprehensive income:
Net income ......................         $7,262          $5,773          $14,311          $11,970
Cumulative translation adjustment            262             125              460              328
Unrealized loss on
available-for-sale securities ...           (155)           (274)            (270)            (425)
                                         -------         -------         --------         --------
Total comprehensive income ......         $7,369          $5,624          $14,501          $11,873
                                         =======         =======         ========         ========

NOTE G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                                 Three Months Ended                       Six Months Ended
                                            ------------------------------        ---------------------------------
                                             March 29,          March 30,          March 29,            March 30,
                                               2003               2002               2003                 2002
                                            -----------        -----------        -----------        --------------

Net income .........................        $     7,262        $     5,773        $    14,311        $       11,970
                                            ===========        ===========        ===========        ==============

Weighted-average shares ............         19,853,535         19,760,008         19,746,681            19,582,466
Effect of dilutive securities:
    Employee stock options .........            702,074          1,005,442            736,000               994,361
                                            -----------        -----------        -----------        --------------
Adjusted weighted-average shares and
assumed conversions ................         20,555,609         20,765,450         20,482,681            20,576,827
                                            ===========        ===========        ===========        ==============
Basic earnings per share ...........        $      0.37        $      0.29        $      0.72        $         0.61
                                            ===========        ===========        ===========        ==============
Diluted earnings per share .........        $      0.35        $      0.28        $      0.70        $         0.58
                                            ===========        ===========        ===========        ==============


NOTE H - New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has implemented the required disclosure provisions in the three month period ending March 29, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE I - Call  Option  Arrangements

The Company periodically enters into call option arrangements, which are classified as an equity instrument in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." During the six month period ended March 29, 2003, a call option arrangement matured in December 2002. At maturity, the Company's stock price exceeded the strike price of $25.00 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which is credited to additional paid-in-capital. If at maturity the Company's stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. A call option arrangement provides the Company an opportunity to lock in a repurchase price for shares under the Company's stock repurchase program. There are no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to these call option arrangements. As of the balance sheet date, the Company did not have any call option arrangements outstanding.

NOTE J - Stock-Based Compensation

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data).

                                                    Three Months Ended            Six Months Ended
                                                 -----------------------     --------------------------
                                                 March 29,     March 30,     March 29,        March 30,
                                                   2003          2002          2003             2002
                                                 ---------     ---------     ---------       ----------

Net income, as reported ..................        $7,262        $5,773        $14,311        $   11,970
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                               (2,525)       (2,663)        (4,130)           (4,035)
                                                  ------        ------        -------        ----------

Pro forma net income .....................        $4,737        $3,110        $10,181        $    7,935
                                                  ======        ======        =======        ==========

Earnings per share:
     Basic--as reported ..................        $ 0.37        $ 0.29        $  0.72        $     0.61
                                                  ======        ======        =======        ==========
     Basic--pro forma ....................        $ 0.24        $ 0.16        $  0.52        $     0.41
                                                  ======        ======        =======        ==========

     Diluted--as reported ................        $ 0.35        $ 0.28        $  0.70        $     0.58
                                                  ======        ======        =======        ==========
     Diluted--pro forma ..................        $ 0.23        $ 0.15        $  0.50        $     0.39
                                                  ======        ======        =======        ==========


NOTE K - Additional Stock Option Program Information

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

Stock options are generally granted annually in conjunction with the Compensation Committee's formal review of the individual performance of its key executives, including its Chief Executive Officer, and their contributions to the Company. In the six month period ended March 29, 2003, 76% of the options granted went to employees other than the Named Executive Officers. The Named Executive Officers for the first six month period of fiscal 2003 and for fiscal 2002, for purposes of this footnote, are the same Named Executive Officers for fiscal 2002, which are identified in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders. The Named Executive Officers for fiscal 2001 are the officers which are identified in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders. All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest annually over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months.

Distribution and Dilutive Effect of Options:

Employee and Named Executive Officer Option Grants:


                                                       For the Six Month       For the Fiscal         For the Fiscal
                                                          Period Ended           Year Ended             Year Ended
                                                         March 29, 2003      September 30, 2002     September 30, 2001
                                                       ------------------    ------------------     ------------------

Net grants during period as % of outstanding ...                  4.2%                4.7%                4.2%
shares
Grants to Named Executive Officers during period                 24.2%               25.3%               17.0%
as % of options granted
Grants to Named Executive Officers .............                  1.0%                1.2%                0.7%
during period as % of shares outstanding


General Option Information:

Summary of Option Activity
(in thousands, except per share data)


                                                                    Number of           Weighted-Average
                                           Shares Available       Option Shares          Exercise Price
                                             for Options           Outstanding             per Share
                                           ----------------       -------------         ----------------
Outstanding at September 30, 2002                1,624                 2,641                   $23.18

      Grants ....................                 (827)                  827                    25.34
      Exercises .................                   --                  (483)                   16.57


      Cancellations .............                    2                   (27)                   23.08
      Additional shares reserved                    --                    --                       --
                                                ------                ------                   ------

Outstanding at  March 29, 2003 ..                  799                 2,958                   $24.86
                                                ======                ======                   ======

In-the-Money and Out-of-the-Money Option Information as of March 29, 2003 (in thousands, except per share data)

                                       Exercisable                Unexercisable                  Total
                                 ----------------------      -----------------------    ------------------------
                                              Weighted-                    Weighted-                   Weighted-
                                               Average                      Average                     Average
                                              Exercise                     Exercise                    Exercise
                                              Price per                    Price per                   Price per
                                 Shares         Share        Shares          Share      Shares           Share
                                 ------       ---------      ------        ---------    ------         ---------
In-the-Money ............          746          $23.28       2,063          $24.26       2,809          $24.00

Out-of-the-Money (1) ....           28          $43.68         121          $40.52         149          $41.12
                                   ---          ------       -----          ------       -----          ------

Total Options Outstanding          774          $24.02       2,184          $25.16       2,958          $24.86
                                   ===          ======       =====          ======       =====          ======


(1) Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $36.25 at the end of the current quarter.

Executive Options: The following tables summarize option grants and exercises during the six month period ended March 29, 2003 to the Company's Named Executive Officers and the value of the options held by such persons at March 29, 2003.

Options Granted to Named Executive Officers

                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                                                                                        Annual Rates of
                                                                                                          Stock Price
                                                                                                        Appreciation for
                                                  Individual Grants                                      Option Term(4)
                            ---------------------------------------------------------------        --------------------------


                                              Percent of Total
                              Number of       Options Granted
                              Securities      to Employees in
                              Underlying      Six Month Period    Exercise or
                            Options Granted   Ended March 29,     Base Price     Expiration
Name                              (1)             2003 (2)       per Share (3)      Date              5%                10%
----                        ---------------   ----------------   -------------   ----------        --------          --------

Mark S. Ain .............          60,000            7.3%        $   24.86       04/07/07          $366,775          $801,444
CEO & Chairman

Paul A. Lacy ............          40,000            4.8%            24.86       04/07/07           244,517           534,296
Exec. V.P. and Chief
Financial &
Administrative Officer

Aron J. Ain .............          40,000            4.8%            24.86       04/07/07           244,517           534,296
Exec. V.P. and Chief
Operating Officer

Peter C. George .........          30,000            3.6%            24.86       04/07/07           183,388           400,722
V.P., Engineering & Chief
Technology Officer

James Kizielewicz .......          30,000            3.6%            24.86       04/07/07           183,388           400,722
V.P., Marketing and
Corporate Strategy


(1) Each option vests in four equal annual installments commencing one year from the date of grant.

(2) Based on an aggregate of 827,400 shares subject to options granted to employees of the Company in the six month period ended March 29, 2003.

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

Option Exercises and Remaining Holdings of Named Executive Officers (for the six month period ended March 29, 2003)


                                                              Number of Securities
                                                                   Underlying           Value of Unexercised
                                                              Unexercised Options      In-The-Money Options at
                                                               at March 29, 2003          March 29, 2003 (2)

                      Shares Acquired      Value Realized        Exercisable/                Exercisable/
Name                    on Exercise             (1)             Unexercisable               Unexercisable
----                  ---------------      --------------     --------------------     -----------------------
Mark S. Ain .....          67,500          $1,890,675          96,000/153,000          $1,106,438/1,657,463


Paul A. Lacy ....          27,000             725,940          52,500/98,500           610,823/1,061,458

Aron J. Ain .....          27,000             783,720          52,500/98,500           610,823/1,061,458


Peter C. George .          11,250             284,288          42,000/73,500           584,025/807,675

James Kizielewicz          13,500             398,620          27,000/75,000           313,605/799,305


(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2) Based on the fair market value of the common stock on March 29, 2003 ($36.25), the last day of the second quarter of the Company's 2003 fiscal year, less the option exercise price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to revenues, product and service revenues and revenue growth rates, deferred maintenance revenue, gross profit, future acquisitions and available cash, investments and operating cash flow, Kronos' ability to obtain third-party financing, and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" in our Annual Report of Form 10-K for the fiscal year ended September 30, 2002 at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2002 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements as some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

     Kronos is a single-source provider of human resources, payroll, scheduling, and time and labor solutions. Kronos' solutions are designed for a wide range of businesses from single-site to large multi-site enterprises. Kronos derives revenues from the licensing of its software solutions, sales of its hardware solutions and providing professional services as well as ongoing customer support and maintenance.

     Management at Kronos believes that the continued economic downturn may result in many customers deferring or reducing their technology purchases in the future. While management believes the impact on technology purchasing may be temporary, the effect may continue to cause delays or reductions in customer purchases of Kronos products and services in the future.

     Regarding expectations for the remainder of the current fiscal year, management presently anticipates that revenue growth for the third quarter and for the entire fiscal 2003, including revenues from customers obtained in the acquisition of businesses, will range between 11% - 15% and 11% - 13%, respectively.

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

     Valuation  of   Intangible   Assets  and   Goodwill  -  In  assessing   the
recoverability of goodwill and other intangible assets, Kronos must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, Kronos may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, Kronos will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. Kronos has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If Kronos determines that there is an impairment in either an intangible asset, or goodwill, Kronos may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings.

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


Results of Operations

     Revenues. Revenues for the three and six month periods ended March 29, 2003 of fiscal 2003 were $96.5 million and $186.2 million, respectively, as compared to $79.9 million and $156.1 million for the comparable periods in the prior fiscal year. Revenue growth was 21% and 19% for the three and six month periods ended March 29, 2003, as compared to 18% for both the three and six months in the comparable periods in the prior fiscal year. Revenues from core business (business generated from customers that have not been part of an acquired business transaction over the last four quarters) grew 19% and 5% in the three month periods ended March 29, 2003 and March 30, 2002, respectively. For the six months ended March 29, 2003, core business growth was 15% as compared to 8% for the comparable period in the prior fiscal year. Revenue growth attributable to acquisitions of businesses over the last four quarters was 2% and 4% for the three and six months ended March 29, 2003, respectively, as compared to 13% and 10% for the comparable periods in the prior fiscal year.

     Product revenues for the three month period ended March 29, 2003 increased 30% to $44.1 million as compared to $34.0 million and a product revenue increase of 4% in the comparable period of fiscal 2002. Product revenue for the six month period ended March 29, 2003 increased 20% to $83.0 million as compared to $69.2 million and a product revenue increase of 4% in the comparable period of fiscal 2002. The principal factors driving product revenue growth in the three and six month periods ended March 29, 2003 were primarily increased customer demand for Kronos products, as well as capacity upgrades and upgrades to the newest badge terminals from existing customers. In addition, product revenue growth was also the result of unusually low product sales volume in the three month period ended March 30, 2002, which management believes was due to various factors including the broad economic slowdown, which resulted in the deferral of many larger value transactions. Another factor driving the product revenue growth experienced in the three and six month period ended March 29, 2003 was revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers was $.3 million or 1% of total product revenue and $2.4 million or 3% of total product revenue in the three and six month periods ended March 29, 2003, respectively. Although product revenues increased during the quarter, management believes that the continued economic downturn may result in many customers deferring or reducing their technology purchases in the future. While management believes the impact on technology purchasing may be temporary, the effect may cause delays or reductions in customer purchases of Kronos products and services in the future.

     Maintenance revenues for the three month period ended March 29, 2003 increased 10% to $29.7 million as compared to $27.0 million and a maintenance revenue increase of 38% in the comparable period of fiscal 2002. Maintenance revenues for the first six months of fiscal 2003 increased 16% to $58.7 million as compared to $50.4 million and a maintenance revenue increase of 32% in the first six months of fiscal 2002. Excluding the effect of incremental maintenance revenues from acquisitions of businesses in the preceding four quarters, maintenance revenues would have increased 8% and 11% for the three months and six months ended March 29, 2003, and 16% and 15% for the three months and six months ended March 30, 2002. The growth in maintenance revenue experienced during the three months and six months ended March 30, 2002 was positively impacted by an improvement in the maintenance billing process, as well as an acceleration of the start of the maintenance period related to upgrade sales. The impact of these improvements resulted in an immediate and one-time benefit during fiscal 2002, and the growth rates experienced during the three months and six months ended March 29, 2003 are what management believes to be more typical and expected growth rates in maintenance revenue. The increase in maintenance revenues in both periods was primarily a result of expansion of the installed base, an increase in the value of maintenance contracts and incremental maintenance revenues attributable to customers obtained from the acquisition of businesses. The increase in the value of the maintenance contracts was principally attributable to the platform upgrade of existing customers to Kronos' new products. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts.

     Professional services revenues for the three month period ended March 29, 2003 increased 19% to $22.7 million as compared to $19.0 million and a professional services revenue increase of 22% in the comparable period of fiscal 2002. Professional service revenues for the first six months of fiscal 2003 increased 22% to $44.5 million as compared to an increase of 30% to $36.5 million in the first six months of fiscal 2002. Excluding the effect of incremental professional service revenues from acquisitions of businesses in the preceding four quarters, professional service revenues would have increased 18% in the three and six months ended March 29, 2003, as compared to 10% and 19% in the three and six month periods ended March 30, 2002, respectively. The growth in professional services in both the three and six month periods ended March 29, 2003, was primarily due to an increase in the level of professional services accompanying new and platform upgrade sales and an increase in demand for Kronos' services. The growth in professional service revenues for the three and six months ended March 30, 2002 reflected an increase in the level of professional services accompanying new and upgrade sales, an increase in the level of follow-on services sold to the installed base, and an increase in delivery of professional services resulting from improving the efficiency of Kronos services organization.

     Deferred maintenance revenues increased 5% from September 30, 2002. Current deferred maintenance revenues increased 8% and long-term deferred maintenance revenues decreased 15% from September 30, 2002. Maintenance revenues have grown at a faster rate than deferred maintenance primarily due to the positive impact on the maintenance revenues of the acquisitions completed during the past fiscal year, primarily the December 28, 2001 acquisition of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division, as well as the effect of the timing of the expiration of multi-year maintenance contracts sold in previous fiscal years and smaller acquisitions in the current fiscal year. The decrease in the long-term portion was due to Kronos' decision in fiscal 2000 to curtail the practice of selling multi-year maintenance contracts. Deferred professional services revenues increased 1% from September 30, 2002. Professional services revenues have grown at a faster rate than the deferred professional services primarily due to an increase in the level of professional services that are billed in arrears as services are delivered, as well as an increase in the utilization efficiency of the service organization as compared to the prior fiscal year.

     Gross Profit. Gross profit as a percentage of revenues was 60% for both the three and six month periods ended March 29, 2003, respectively, as compared to 61% in the same periods in the prior fiscal year. The reduction in gross profit is primarily attributable to a reduction in service gross profit, partially offset by a higher proportion of product revenue, which typically carries a higher gross profit than service revenue. Product gross profit as a percentage of product revenues was 75% for both the three and six month periods ended March 29, 2003, respectively, compared to 75% and 76% in the same periods of the prior fiscal year. Service gross profit as a percentage of service and maintenance revenues was 47% and 48% for the three and six month periods ended March 29, 2003, respectively, as compared to 50% in the same periods of the prior fiscal year. This reduction in service gross profit was primarily the result of the addition of personnel responsible for the implementation and support of the Human Resource Management System (HRMS) product, an increase in costs related to additional investments in support of Kronos' training offerings, partially offset by an increase in the utilization efficiency of the service organization. Management anticipates overall gross profit to decline in fiscal 2003 as more revenue is derived from newer products including its Kronos 4500 terminal and HRMS products, which carry higher production and royalty costs, and increased investment in infrastructure to support the introduction of its HRMS products. In addition, if service revenues grow proportionately faster than product revenues, gross margins may decrease as service revenues typically have a lower gross profit.

     Net Operating Expenses. Net operating expenses for the three months ended March 29, 2003 increased $6.8 million, or 17%, to $46.6 million as compared to an increase of $0.3 million, or 1%, to $39.8 million for the comparable period in the prior fiscal year. For the six month period ended March 29, 2003, net operating expenses increased $12.9 million, or 17%, to $90.0 million as compared to an increase of $1.3 million, or 2%, to $77.1 million for the comparable period in the prior fiscal year. The increase in actual spending for the three and six month periods ended March 29, 2003, as compared to the same periods in the prior fiscal year was primarily attributable to investments in personnel and related compensation and support costs, as well as additional investment in infrastructure costs required to support higher sales volumes. As a percentage of revenues, net operating expenses were 48% for the three and six month periods ended March 29, 2003, respectively, as compared to 50% and 49% for the same periods in the prior fiscal year. The reduction in net operating expenses as a percentage of revenues was attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. Although management intends to decrease operating expenses as a percentage of revenues during the remainder of fiscal 2003, principally through continued productivity improvements, uncertainty related to the current economic climate and its impact on the timing of customers' purchases, as well as increased investments in productivity programs and infrastructure to support the introduction of the new HRMS products may prevent decreases in operating expenses as a percentage of revenues from being realized.

     Sales and marketing expenses increased $5.3 million, or 20%, to $31.4 million for the three month period ended March 29, 2003 as compared to an increase of $1.4 million, or 6%, to $26.1 million in the comparable period of fiscal 2002. For the first six months of fiscal 2003, sales and marketing expenses increased $9.2 million, or 18%, to $60.4 million as compared to an increase of $4.3 million, or 9%, to $51.2 million for the first six months of fiscal 2002. The increase in sales and marketing spending was attributable to Kronos' investments in sales personnel and related compensation and support costs to maximize the penetration of existing accounts and to add new customers as well as initiatives to expand market awareness of Kronos products and services. As a percentage of revenues, sales and marketing were 33% and 32% for the three and six month periods ended March 29, 2003, respectively, as compared to 33% for the same periods in the prior fiscal year. The decrease in sales and marketing expense as a percentage of revenues was primarily due to leveraging the investments in infrastructure to generate higher sales volumes.

     Engineering,   research  and  development  expenses  have  increased  $0.3 million, or 3%, to $9.6 million for the quarter as compared to an increase of $0.8 million, or 10%, to $9.3 million for the same period in the prior fiscal year. For the six months ended March 29, 2003 engineering, research and development expenses increased $0.8 million, or 5%, to $18.0 million as compared to an increase of $0.9 million, or 5%, to $17.2 million for the first six months of fiscal 2002. The increase in spending in the three month period ended March 29, 2003, as compared to the same period in the prior fiscal year was primarily due to an increase in expenses related to the training of engineering personnel as well as compensation related expenses, partially offset by the reallocation of certain engineering resources focused upon information systems support to general and administrative expenses. The increase in spending in the first six months of fiscal 2003, as compared to the same period in the prior fiscal year was principally due to an increase in compensation related expenses, as well as an increase in training expenses, partially offset by a reduction in costs associated with engineering consultants as well as the previously discussed reallocation of engineering resources to general and administrative expenses. Engineering, research and development expenses as a percentage of revenues were 10% for both the three and six month periods ended March 29, 2003, as compared to 12% and 11% for the same periods in the prior fiscal year. The decrease as a percentage of revenues for the three and six months ended March 29, 2003 as compared to the same periods in the prior fiscal year was primarily due to higher sales volume in fiscal 2003. In addition, the expenses during the first six months of fiscal 2003 were lower as a percentage of revenues due to a reduction in costs associated with engineering consultants. Engineering, research and development expenses of $9.6 million and $9.3 million in the second quarter of fiscal 2003 and 2002, respectively, are net of capitalized software development costs of $3.0 million and $2.8 million, respectively, for each quarter. Engineering, research and development expenses of $18.0 million and $17.2 million in the first six months of fiscal 2003 and 2002, respectively, are net of capitalized software development costs of $5.9 million and $5.4 million, respectively. The significant project development efforts in the first six months of fiscal 2003 principally related to further development and enhancement of the Workforce Central(R) suite, Workforce HR(TM), Workforce Payroll(TM), Kronos 4500(TM) terminal and, to a lesser extent, the eForce(R) software acquired from SimplexGrinnell on December 28, 2001.

     General and administrative expenses increased $1.3 million, or 26%, to $6.4 million for the three month period ended March 29, 2003 as compared to an increase of $0.6 million, or 13%, to $5.1 million in the comparable period of fiscal 2002. For the first six months of 2003, general and administrative expenses increase $2.8 million, or 29%, to $12.4 million as compared to an increase of $1.0 million, or 12%, to $9.6 million for the first six months of fiscal 2002. The increase in general and administrative expenses in the three and six month periods ended March 29, 2003 was primarily due to Kronos' investment in personnel and related compensation and support costs (including those costs associated with the previously discussed reallocation of engineering resources to general and administrative expenses), an increase in fees related to tax planning services as well as audit and legal services, an increase in bad debt expense and continued investment in other infrastructure to support the growth of operations. General and administrative expenses as a percentage of revenues were 7% for both the three and six month periods ended March 29, 2003, as compared to 6% for the same periods in the prior fiscal year. General and administrative expenses primarily consist of personnel and overhead related expenses for administrative, information technology, finance, legal and human resources support functions.

     Amortization of intangible assets as a percentage of revenues were 1% for all periods presented. Other income, net as a percentage of revenues were 2% and 1% in the three and six month periods ended March 29, 2003, respectively, as compared to 2% and 1% for the same periods in the prior fiscal year. Other income, net is principally interest income earned from Kronos' cash as well as investments in its marketable securities and financing arrangements.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 36.0% in the three and six month periods ended March 29, 2003. As a percentage of pretax income, the three month period ended March 30, 2002 had a tax provision of 34.5% and the six month period ended March 30, 2002 had a tax provision of 34.8%. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials and state income taxes.

     Newly Issued Accounting Standards. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Kronos accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of FASB
Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. Kronos has implemented the required disclosure provisions in the three month period ended March 29, 2003. The adoption of this statement is not expected to have a material impact on Kronos' consolidated financial position, results of operations or cash flows as Kronos does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Kronos currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on Kronos' consolidated financial position, results of operations or cash flows. However, if Kronos enters into any such arrangement with a variable interest entity in the future, Kronos' consolidated financial position or results of operations may be adversely effected.

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

     Cash, cash equivalents and marketable securities (which includes both short and long term securities) amounted to $94.0 million as of March 29, 2003, and $74.7 million as of September 30, 2002. This increase in cash, cash equivalents and marketable securities is due to cash generated from operations. Working capital as of March 29, 2003 amounted to $7.3 million as compared with $2.4 million at September 30, 2002. This increase in working capital is primarily due to an increase in cash resulting from cash provided by operations.

     Cash provided by operations amounted to $40.1 million in the first six months of fiscal 2003 as compared to $34.5 million in the first six months of fiscal 2002. The increase in operating cash flows in fiscal 2003 is principally attributable to higher net income, increased non-cash charges that are added back in the calculation of cash flow from operations, as well as the net impact of changes in accounts receivable, deferred revenues, accounts payable and accrued expenses. In addition, although the tax benefit from exercise of stock options contributed less to cash flow from operations in the first six months of fiscal 2003, as compared to the same period last fiscal year, the related increase in taxes payable offsets this effect.

     Cash used for property, plant and equipment was $6.1 million in the first six months of fiscal 2003 compared to $5.2 million in the first six months of fiscal 2002. Kronos' use of cash for property, plant and equipment in both periods presented includes investments in information system and infrastructure to improve and support expanding operations. Kronos' use of cash for the acquisition of businesses and software for the six months ended March 29, 2003 and March 30, 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions. In addition, during the first six months of fiscal 2002, Kronos' use of cash for the acquisition of businesses and software included cash used for the acquisition of the source code license for the Abra Enterprise human resources and payroll software. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities decreased by $3.1 million in the first six months of fiscal 2003 compared to an increase of $16.7 million in the first six months of fiscal 2002.

     Under Kronos' stock repurchase program, Kronos repurchased 296,300 common shares in the first six months of fiscal 2003 at a cost of $11.0 million compared to 230,500 at a cost of $10.4 million for the same period in the prior fiscal year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. During the first quarter of fiscal 2003, Kronos received $2.6 million upon the maturity of a call option arrangement. As of March 29, 2003, Kronos did not have any outstanding call option arrangements. Please refer to Note I in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases.

     Kronos leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. In addition, certain acquisition agreements contain provisions that require Kronos to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Future minimum rental commitments under operating leases with noncancellable terms of one year or more, and future payment obligations related to guaranteed payments are as follows (in thousands):


                                                        Payments Due by Period
                                   -------------------------------------------------------------------
                                                Less than                                    More than
Contractual Obligations            Total         1 year         1-3 years      3-5 years      5 years
-----------------------            -----        ---------       ---------      ---------     ---------
Operating Lease Obligations        $36,795        $ 9,378        $15,793        $ 8,866        $ 2,758
Guaranteed Payment
   Obligations ............          4,877          2,795          1,970            112           --
                                   -------        -------        -------        -------        -------
Total .....................        $41,672        $12,173        $17,763        $ 8,978        $ 2,758
                                   =======        =======        =======        =======        =======



     Kronos believes that with cash generated from ongoing operations it has adequate cash and investments and operating cash flow to fund its investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

During the three months ended March 29, 2003, Kronos did not engage in:

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


     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent resellers and ADP under an OEM agreement. In the first six months of fiscal 2003, approximately 9% of Kronos' revenue was generated through sales to resellers and ADP. Management does not anticipate that its entrance into the HRMS market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of either Kronos' major resellers or ADP, or termination or changes in their relationships with Kronos, could have a material adverse effect on the results of Kronos' operations. During the three month period ended March 29, 2003, Kronos and ADP signed a letter of intent to extend their business relationship for an additional term of five years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Kronos is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments, foreign currency fluctuations and decreases in its common stock price affecting capped call options. Refer to Note A "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2002 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Kronos' marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at March 29, 2003, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Kronos' exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at March 29, 2003, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Kronos has periodically entered into short term capped call options in conjunction with its stock repurchase initiatives. As of March 29, 2003, there were no capped call option arrangements outstanding.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The 2003 Annual Meeting of Stockholders of Kronos Incorporated was held on February 6, 2003.

(b) At the Annual Meeting, Messrs. Mark S. Ain, W. Patrick Decker and David B. Kiser were elected as Class II Directors for three-year terms expiring in 2006. In addition, the Directors whose terms of office continue after the meeting are two Class I Directors: Messrs. D. Bradley McWilliams and Lawrence Portner and two Class III Directors: Messrs. Richard J. Dumler and Samuel Rubinovitz. The tabulation was as follows:

                                            FOR                 WITHHELD
                                            ---                 --------
          Mark S. Ain                    17,688,612              189,947
          W. Patrick Decker              17,834,691              43,868
          David B. Kiser                 17,834,242              44,317

(c) Adoption of the Company's 2003 Employee Stock Purchase Plan was approved as follows:

                            FOR            AGAINST                ABSTAIN
                            ---            -------                -------

                         17,510,770        224,994                142,795

(d) The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the 2003 fiscal year.

                            FOR            AGAINST                ABSTAIN
                            ---            -------                -------

                         17,463,927        411,045                  3,587


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     On April 8, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release, dated April 7, 2003, for the period ending March 29, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

     On April 24, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release, dated April 24, 2003, for the period ending March 29, 2003 (including financial statements ) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KRONOS INCORPORATED


May 12, 2003                          By   /s/ Paul A. Lacy
                                      ------------------------------------------
                                               Paul A. Lacy
                                      Executive Vice President,
                                      Chief Financial and Administrative Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)

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


Date: May 12, 2003                              /s/ Mark S. Ain
                                           ----------------------------
                                                    Mark S. Ain
                                             Chief Executive Officer

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


Date: May 12, 2003                         /s/ Paul A. Lacy
                                         -------------------------
                                               Paul A. Lacy
                                         Chief Financial Officer

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



Exhibit
Number      Description
-------     -----------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                                                   EXHIBIT 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Kronos Incorporated (the "Company") for the period ended March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark
S. Ain, Chief Executive Officer of the Company, and Paul A. Lacy, Executive Vice President, Chief Financial and Administrative Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Mark S. Ain
                                          ------------------------------------
Dated:   May 12, 2003                          Mark S. Ain
                                          Chief Executive Officer

                                           /s/ Paul A. Lacy
                                          ------------------------------------
Dated:   May 12, 2003                          Paul A. Lacy
                                          Executive Vice President, Chief
                                          Financial and Administrative Officer

A signed original of this written statement required by Section 906 has been provided to Kronos Incorporated and will be retained by Kronos Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.