Form 10-Q
period 2003-06-28
KRONOS INC
filed 2003-08-08
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 28, 2003

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                         to
                               -----------------------     ---------------------
Commission file number                0-20109
                      ----------------------------------------------------------
                               Kronos Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                       04-2640942
----------------------------------                ------------------------------
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

                    Yes    X                     No
                        --------                    --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes    X                     No
                        --------                    --------

     As of August 1, 2003, 20,177,589 shares of the registrant's common stock, $.01 par value, were outstanding.

                               KRONOS INCORPORATED

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the Three and
            Nine Months Ended June 28, 2003 and June 29, 2002                1

         Condensed Consolidated Balance Sheets at June 28, 2003
            and September 30, 2002                                           2

         Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended June 28, 2003 and June 29, 2002                     3

         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          31

Item 4.  Evaluation of Disclosure Controls and Procedures                   32

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   33

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                               KRONOS INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                    UNAUDITED

                                                             Three Months Ended                 Nine Months Ended
                                                      ------------------------------      ------------------------------
                                                          June 28,         June 29,          June 28,         June 29,
                                                            2003             2002              2003             2002
                                                      ------------      ------------      ------------      ------------
Net revenues:
   Product ......................................     $     42,185      $     40,458      $    125,215      $    109,651
   Maintenance ..................................           32,826            27,104            91,477            77,478
   Professional services ........................           23,205            19,508            67,714            56,004
                                                      ------------      ------------      ------------      ------------
                                                            98,216            87,070           284,406           243,133
Cost of sales:
   Costs of product .............................           10,097            10,106            30,453            26,956
   Costs of maintenance and professional services           28,156            24,770            81,656            68,514
                                                      ------------      ------------      ------------      ------------
                                                            38,253            34,876           112,109            95,470
                                                      ------------      ------------      ------------      ------------
       Gross profit .............................           59,963            52,194           172,297           147,663
Operating expenses and other income:
   Sales and marketing ..........................           31,052            28,337            91,474            79,586
   Engineering, research and development ........            9,894             9,023            27,929            26,210
   General and administrative ...................            6,063             5,507            18,498            15,114
   Amortization of intangible assets ............              985               746             2,493             2,113
   Other income, net ............................           (1,384)           (1,378)           (3,811)           (3,667)
                                                      ------------      ------------      ------------      ------------
                                                            46,610            42,235           136,583           119,356

       Income before income taxes ...............           13,353             9,959            35,714            28,307
Provision for income taxes ......................            4,969             3,462            13,019             9,840
                                                      ------------      ------------      ------------      ------------
       Net income ...............................     $      8,384      $      6,497      $     22,695      $     18,467
                                                      ============      ============      ============      ============

Net income per common share:
       Basic ....................................     $       0.42      $       0.33      $       1.15      $       0.94
                                                      ============      ============      ============      ============
       Diluted ..................................     $       0.41      $       0.32      $       1.10      $       0.90
                                                      ============      ============      ============      ============

Weighted-average common shares outstanding:
       Basic ....................................       19,885,619        19,658,011        19,792,994        19,607,647
                                                      ============      ============      ============      ============
       Diluted ..................................       20,655,010        20,349,674        20,540,124        20,501,109
                                                      ============      ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                    UNAUDITED





                                                                                                June 28,     September 30,
                                                                                                  2003           2002
                                                                                               ---------     -------------

                                          ASSETS
Current assets:
     Cash and equivalents ................................................................     $  44,558      $  34,117
     Marketable securities ...............................................................        22,118         16,096
     Accounts receivable, less allowances of $7,831 ......................................        75,084         84,128
         at June 28, 2003 and $9,697 at September 30, 2002
     Deferred income taxes ...............................................................         8,327          6,893
     Other current assets ................................................................        19,165         17,835
                                                                                               ---------      ---------
            Total current assets .........................................................       169,252        159,069

Property, plant and equipment, net .......................................................        39,261         38,635
Marketable securities ....................................................................        36,401         24,534
Intangible assets ........................................................................        25,012         20,545
Goodwill .................................................................................        68,427         56,167
Capitalized software, net ................................................................        22,644         22,237
Other assets .............................................................................        11,287         11,837
                                                                                               ---------      ---------
            Total assets .................................................................     $ 372,284      $ 333,024
                                                                                               =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................................     $   6,550      $   6,212
     Accrued compensation ................................................................        27,465         32,674
     Accrued expenses and other current liabilities ......................................        13,571         10,831
     Deferred product revenues ...........................................................         4,029          6,853
     Deferred professional service revenues ..............................................        34,413         33,551
     Deferred maintenance revenues .......................................................        73,943         66,550
                                                                                               ---------      ---------
            Total current liabilities ....................................................       159,971        156,671

Deferred maintenance revenues ............................................................         6,916          8,588
Deferred income taxes ....................................................................         6,577          4,565
Other liabilities ........................................................................         3,808          3,531

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
         no shares issued and outstanding ................................................          --             --
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 20,032,082 and
          19,911,952 shares issued at June 28, 2003 and September 30, 2002, respectively .           200            199
     Additional paid-in capital ..........................................................        29,084         31,494
     Retained earnings ...................................................................       165,870        143,175
     Cost of Treasury Stock (173 shares and 366,062 shares at
         June 28, 2003 and September 30, 2002, respectively) .............................            (6)       (14,020)
     Accumulated other comprehensive loss:
         Foreign currency translation ....................................................            11         (1,372)
         Net unrealized (loss)/gain on available-for-sale investments ....................          (147)           193
                                                                                               ---------      ---------
                                                                                                    (136)        (1,179)

            Total shareholders' equity ...................................................       195,012        159,669
                                                                                               ---------      ---------
            Total liabilities and shareholders' equity ...................................     $ 372,284      $ 333,024
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

                               KRONOS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED



                                                                                           Nine Months Ended
                                                                                        -----------------------
                                                                                         June 28,      June 29,
                                                                                           2003          2002
                                                                                        ---------      --------

Operating activities:
     Net income ..................................................................      $ 22,695       $ 18,467
     Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
           Depreciation ..........................................................         8,100          6,975
           Amortization of intangible assets .....................................         2,537          2,111
           Amortization of capitalized software ..................................         8,624          7,037
           Provision for deferred income taxes ...................................           601            874
           Changes in certain operating assets and liabilities:
               Accounts receivable, net ..........................................        10,015         13,662
               Deferred product revenues .........................................        (2,889)           997
               Deferred professional service revenues ............................          (399)        (1,187)
               Deferred maintenance revenues .....................................           879         (3,875)
               Accounts payable, accrued compensation
                 and other liabilities ...........................................        (3,278)        (6,215)
               Taxes payable .....................................................           (27)        (5,964)
               Other .............................................................          (409)          (454)
           Tax benefit from exercise of stock options ............................         6,760         10,291
                                                                                        --------       --------
               Net cash and equivalents provided by operating activities .........        53,209         42,719
Investing activities:
     Purchase of property, plant and equipment ...................................        (8,452)        (8,349)
     Capitalized internal software development costs .............................        (8,982)        (8,447)
     Increase in marketable securities ...........................................       (17,889)        (3,476)
     Acquisitions of businesses and software, net of cash acquired ...............       (13,245)       (30,407)
                                                                                        --------       --------
               Net cash and equivalents used in investing activities .............       (48,568)       (50,679)
Financing activities:
     Net proceeds from exercise of stock options and
        employee purchase plans ..................................................        16,929         15,856
     Purchase of treasury stock ..................................................       (14,704)       (20,881)
     Proceeds from (net investment in) call options ..............................         2,596         (2,810)
                                                                                        --------       --------
               Net cash and equivalents provided by/(used in) financing activities         4,821         (7,835)
Effect of exchange rate changes on cash and equivalents ..........................           979            318
                                                                                        --------       --------
Increase (decrease) in cash and equivalents ......................................        10,441        (15,477)
Cash and equivalents at the beginning of the period ..............................        34,117         36,561
                                                                                        --------       --------
Cash and equivalents at the end of the period ....................................      $ 44,558       $ 21,084
                                                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                               KRONOS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (the "Company" or "Kronos") considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 2002. The results of operations for the three and nine months ended June 28, 2003 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2003 presentation.

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

NOTE C - Other Current Assets

Other current assets consists of the following (in thousands):

                                   June 28,            September 30,
                                     2003                   2002
                                   --------            -------------

Inventory                          $ 6,303                $ 6,492
Prepaid expenses                    12,862                 11,343
                                   -------                -------
    Total                          $19,165                $17,835
                                   =======                =======

NOTE D - Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands).


As of June 28, 2003:
                                             Weighted
                                             Average          Gross
                                             Life in         Carrying         Accumulated          Net Book
                                              Years           Value           Amortization          Value
                                             --------        --------         ------------         --------

Intangible assets:
    Customer related ........                    9.8          $22,084            $ 8,693            $13,391

    Maintenance relationships                   11.9            9,091                910              8,181

    Tax benefits ............                   10.7            2,142                473              1,669

    Non-compete agreements ..                    4.2            3,353              1,582              1,771
                                                              -------            -------            -------

Total intangible assets .....                                 $36,670            $11,658            $25,012
                                                              =======            =======            =======


As of September 30, 2002:

Intangible assets:
    Customer related ........                    9.5          $19,166            $ 6,851            $12,315

    Maintenance relationships                   11.9            6,267                535              5,732

    Tax benefits ............                   10.7            2,127                309              1,818

    Non-compete agreements ..                    5.1            1,908              1,228                680
                                                              -------            -------            -------

Total intangible assets .....                                 $29,468            $ 8,923            $20,545
                                                              =======            =======            =======

For the three months ended June 28, 2003 and June 29, 2002, the amount of acquired goodwill is $2.7 million and $0.3 million, respectively. The amount of goodwill acquired during the nine months ended June 28, 2003 and June 29, 2002 is $12.3 million and $21.8 million, respectively.

For the three and nine months ended June 28, 2003, the Company recorded amortization expense for intangible assets of $1.0 million and $2.5 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

          Fiscal Year Ending                     Estimated Annual
            September 30,                      Amortization Expense
          ------------------                   --------------------

                 2003                                   $3,524
                 2004                                    3,678
                 2005                                    3,176
                 2006                                    2,888
                 2007                                    2,638
                 2008                                    2,531


NOTE E - Acquisitions

On May 16, 2003, the Company completed the acquisition of the Abra Enterprise customer base from Best Software. The aggregate purchase price was not material to the Company's financial position. The results of operations related to the purchase of these customers, which is not material to the Company's results of operations, has been included in the consolidated financial statements since that date. As a result of the acquisition, the Company gained access to the existing Abra Enterprise customers through its direct sales and service organizations, which broadens the Company's presence in the Human Resource Management Systems market. In addition, the Company gained access to the existing maintenance revenue stream from these customers. The deferred revenue related to the maintenance revenue stream, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On May 6, 2003, the Company completed the acquisition of certain assets of Simplex International Pty Ltd. ("Simplex International"). Based in Australia, Simplex International was engaged in the marketing, selling, supporting and maintaining integrated workforce management software solutions. The aggregate purchase price was not material to the Company's financial position. The results of Simplex International's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company expects to increase its presence in the mid-market sector in Australia, through its subsidiary in Australia, Kronos Australia Pty. Ltd. The mid market sector includes companies with between 250 and 1,000 employees. In connection with the acquisition, the Company assumed obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On March 11, 2003, the Company completed the acquisition of certain assets of Ban-koe Systems, Inc. ("BKS"), the former Minnesota-based Kronos dealer. The aggregate purchase price was not material to the Company's financial position. The results of BKS's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. BKS was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a dealer relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in several states (including Michigan, Illinois, Iowa, Wisconsin, and Minnesota) through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from BKS customers. The deferred revenue related to the maintenance revenue stream, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03. Due to the significant volume of customer maintenance support contracts assumed in conjunction with the BKS acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by September 30, 2003.

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

On December 28, 2001, the Company completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell's Workforce Solutions Division ("SimplexGrinnell"). The aggregate purchase price was $22.1 million in cash. The results of SimplexGrinnell's operations have been included in the consolidated financial statements since that date. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of the acquisition, the Company has increased its presence in the mid-market sector, which includes companies with between 250 and 1,000 employees.

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

                                                            At December 28, 2001
                                                            --------------------

Accounts receivable                                                 $ 6,678
Customer related intangible asset (amortized over                     1,100
12 years)
Maintenance relationships intangible asset                            2,500
(amortized over 12 years)
Goodwill                                                             17,933
Other assets                                                            768
                                                                    -------
    Total assets acquired                                            28,979

Deferred professional services revenue                              (1,564)
Deferred maintenance revenue                                        (5,025)
Other liabilities                                                     (340)
                                                                    -------
    Total liabilities assumed                                       (6,929)
                                                                    -------

Net assets acquired                                                 $22,050
                                                                    =======


In connection with the acquisition of the assets and liabilities of SimplexGrinnell in December 2001, the Company acquired obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The amounts of deferred revenue ascribed to acquired maintenance obligations and professional services amounts to $5.0 million and $1.6 million, respectively. The deferred revenue, which was recorded at an amount approximating cost, plus a normal profit margin, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03. The acquired maintenance arrangements required the Company to provide phone support, bug fixes and unspecified upgrades for the remaining contract terms. The acquired professional services obligations required the Company to provide installation services.

Certain agreements contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2003 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. There were no contingent payments earned during the three months ended June 28, 2003 and June 29, 2002. During the first nine months of fiscal 2003 and 2002, $1.8 million and $0.8 million, respectively, of contingent payments were earned, all of which were recorded as goodwill. There are several contingent payment arrangements currently outstanding, on which the Company may have future payment obligations, contingent upon the achievement of various financial performance goals. As of June 28, 2003, the Company has the obligation to pay $5.1 million in guaranteed payments. These payments will be made at various dates through fiscal 2006.

NOTE F - Comprehensive Income

For the three and nine months ended June 28, 2003 and June 29, 2002, comprehensive income consisted of the following (in thousands):


                                             Three Months Ended               Nine Months Ended
                                         --------------------------       -------------------------
                                         June 28,          June 29,       June 28,         June 29,
                                           2003              2002           2003             2002
                                         --------         ---------       --------         --------
Comprehensive income:
Net income ......................        $  8,384         $  6,497        $ 22,695         $ 18,467
Cumulative translation adjustment             923              298           1,383              626
Unrealized (loss)/gain on
available-for-sale securities ...             (70)             220            (340)            (205)
                                         --------         --------        --------         --------
Total comprehensive income ......        $  9,237         $  7,015        $ 23,738         $ 18,888
                                         ========         ========        ========         ========

NOTE G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):



                                                  Three Months Ended                      Nine Months Ended
                                            ------------------------------        ---------------------------------
                                              June 28,           June 29,           June 28,            June 29,
                                                2003               2002               2003                2002
                                            -----------        -----------        -----------        --------------

Net income .........................        $     8,384        $     6,497        $    22,695        $       18,467
                                            ===========        ===========        ===========        ==============

Weighted-average shares ............         19,885,619         19,658,011         19,792,994            19,607,647
Effect of dilutive securities:
    Employee stock options .........            769,391            691,663            747,130               893,462
                                            -----------        -----------        -----------        --------------
Adjusted weighted-average shares and
assumed conversions ................         20,655,010         20,349,674         20,540,124            20,501,109
                                            ===========        ===========        ===========        ==============
Basic earnings per share ...........        $       .42        $      0.33        $      1.15        $         0.94
                                            ===========        ===========        ===========        ==============
Diluted earnings per share .........        $       .41        $      0.32        $      1.10        $         0.90
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

NOTE I - Call Option Arrangements

The Company periodically enters into call option arrangements, which are classified as an equity instrument in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." During the nine month period ended June 28, 2003, a call option arrangement matured in December 2002. At maturity, the Company's stock price exceeded the strike price of $25.00 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which is credited to additional paid-in-capital. If at maturity the Company's stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. A call option arrangement provides the Company an opportunity to lock in a repurchase price for shares under the Company's stock repurchase program. There are no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to these call option arrangements. As of June 28, 2003, the Company did not have any call option arrangements outstanding.

NOTE J - Stock-Based Compensation

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (in thousands, except per share data).


                                                Three Months Ended         Nine Months Ended
                                               --------------------    ------------------------
                                               June 28,    June 29,    June 28,       June 29,
                                                 2003        2002        2003           2002
                                               --------    --------    --------      ----------

Net income, as reported ..................      $8,384      $6,497      $22,695      $   18,467
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects
                                                (1,522)     (1,287)      (5,652)         (5,322)
                                                ------      ------      -------      ----------

Pro forma net income .....................      $6,862      $5,210      $17,043      $   13,145
                                                ======      ======      =======      ==========

Earnings per share:
     Basic--as reported ..................      $ 0.42      $ 0.33      $  1.15      $     0.94
                                                ======      ======      =======      ==========
     Basic--pro forma ....................      $ 0.35      $ 0.27      $  0.86      $     0.67
                                                ======      ======      =======      ==========

     Diluted--as reported ................      $ 0.41      $ 0.32      $  1.10      $     0.90
                                                ======      ======      =======      ==========
     Diluted--pro forma ..................      $ 0.33      $ 0.26      $  0.83      $     0.64
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

Stock options are generally granted annually in conjunction with the Compensation Committee's formal review of the individual performance of its key executives, including its Chief Executive Officer, and their contributions to the Company. In the nine month period ended June 28, 2003, 76% of the options granted went to employees other than the Named Executive Officers. The Named Executive Officers for the first nine month period of fiscal 2003 and for fiscal 2002, for purposes of this footnote, are the same Named Executive Officers for fiscal 2002, which are identified in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders. The Named Executive Officers for fiscal 2001 are the officers which are identified in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders. All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest annually over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months.

Distribution and Dilutive Effect of Options:
--------------------------------------------

Employee and Named Executive Officer Option Grants:


                                                    For the Nine     For the Fiscal   For the Fiscal
                                                    Month Period      Year Ended       Year Ended
                                                   Ended June 28,    September 30,    September 30,
                                                        2003              2002             2001
                                                   --------------    --------------   --------------
Net grants during period as % of outstanding ...             4.1%           4.7%           4.2%
shares
Grants to Named Executive Officers during period            24.1%          25.3%          17.0%
as % of options granted
Grants to Named Executive Officers .............             1.0%           1.2%           0.7%
during period as % of shares outstanding


General Option Information:
---------------------------

Summary of Option Activity
(in thousands, except per share data)


                                                              Number of         Weighted-Average
                                        Shares Available    Option Shares        Exercise Price
                                          for Options        Outstanding           per Share
                                        ----------------    -------------       ----------------
Outstanding at  September 30, 2002             1,624              2,641             $   23.18

                Grants ...........              (828)               828                 25.36
                Exercises ........              --                 (770)                18.51


                Cancellations ....                10                (71)                24.12
                                              ------             ------             ---------

Outstanding at  June 28, 2003 ....               806              2,628             $   25.21
                                              ======             ======             =========


In-the-Money and Out-of-the-Money Option Information as of June 28, 2003 (in thousands, except per share data)

                                         Exercisable                     Unexercisable                     Total
                                  ---------------------------     ---------------------------    --------------------------
                                                 Weighted-                       Weighted-                     Weighted-
                                                  Average                         Average                       Average
                                               Exercise Price                  Exercise Price                Exercise Price
                                  Shares         per Share        Shares         per Share       Shares        per Share
                                  ------       --------------     ------       --------------    ------      --------------
In-the-Money ............            594          $   24.52       2,034          $   25.41       2,628          $   25.21

Out-of-the-Money (1) ....            --               --            --               --            --               --
                                   -----          ---------       -----          ---------       -----          ---------

Total Options Outstanding            594          $   24.52       2,034          $   25.41       2,628          $   25.21
                                   =====          =========       =====          =========       =====          =========


(1) Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $49.19 at the end of the current quarter.

Executive Options: The following tables summarize option grants and exercises during the nine month period ended June 28, 2003 to the Company's Named Executive Officers and the value of the options held by such persons at June 28, 2003.

Options Granted to Named Executive Officers
-------------------------------------------

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                                                                                Annual Rates of
                                                                                                  Stock Price
                                                                                                Appreciation for
                                               Individual Grants                                 Option Term(4)
                           ----------------------------------------------------------      -------------------------
                                            Percent of Total
                                            Options Granted
                             Number of      to Employees in
                             Securities       Nine Month      Exercise or
                             Underlying      Period Ended     Base Price
                           Options Granted   June 28, 2003    per Share    Expiration
Name                             (1)              (2)            (3)         Date             5%             10%
----                       ---------------  ---------------   ----------   ----------         --             ---

Mark S. Ain .............          60,000          7.2%         $24.86     04/07/07        $366,775        $801,444
CEO & Chairman

Paul A. Lacy ............          40,000          4.8%          24.86     04/07/07         244,517         534,296
Exec. V.P. and Chief
Financial &
Administrative Officer

Aron J. Ain .............          40,000          4.8%          24.86     04/07/07         244,517         534,296
Exec. V.P. and Chief
Operating Officer

Peter C. George .........          30,000          3.6%          24.86     04/07/07         183,388         400,722
V.P., Engineering & Chief
Technology Officer

James Kizielewicz .......          30,000          3.6%          24.86     04/07/07         183,388         400,722
V.P., Marketing and
Corporate Strategy


(1) Each option vests in four equal annual installments commencing one year from the date of grant.

(2) Based on an aggregate of 828,400 shares subject to options granted to employees of the Company in the nine month period ended June 28, 2003.

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

Option Exercises and Remaining Holdings of Named Executive Officers (for the nine month period ended June 28, 2003)


                                                                     Number of Securities
                                                                         Underlying              Value of Unexercised
                                                                     Unexercised Options         In-The-Money Options at
                                                                      at June 28, 2003             June 28, 2003 (2)

                         Shares Acquired       Value Realized           Exercisable/                 Exercisable/
Name                       on Exercise               (1)                Unexercisable                Unexercisable
----                     ---------------       --------------        --------------------        ----------------------
Mark S. Ain .....                67,500            $1,890,675            96,000/153,000            $2,331,240/3,584,970


Paul A. Lacy ....                51,750             1,307,691            27,750/98,500                677,929/2,292,454

Aron J. Ain .....                61,750             1,610,471            17,750/98,500                401,029/2,292,454


Peter C. George                  17,250               459,189            36,000/73,500                922,740/1,723,890

James Kizielewicz                31,500               878,034             9,000/75,000                176,835/1,734,930



(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2) Based on the fair market value of the common stock on June 28, 2003 ($49.19), the last day of the third quarter of the Company's 2003 fiscal year, less the option exercise price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This discussion includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to product and service revenues, revenue growth rates, operating expenses, gross profit, future acquisitions and available cash, investments and operating cash flow, Kronos' ability to obtain third-party financing, and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" in our Annual Report of Form 10-K for the fiscal year ended September 30, 2002 at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended September 30, 2002 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

     Management at Kronos believes that the continued economic environment may result in many customers deferring or reducing their technology purchases in the future. While management believes the impact on technology purchasing may be temporary, the effect may continue to cause delays or reductions in customer purchases of Kronos products and services in the future.

     Regarding expectations for the remainder of the current fiscal year, management presently anticipates that revenue growth for the fourth quarter and for the entire fiscal 2003, including revenues from customers obtained in the acquisition of businesses, will range between 7% - 11% and 14% - 15%, respectively.

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

Results of Operations

     Revenues. Revenues for the three and nine month periods ended June 28, 2003 of fiscal 2003 were $98.2 million and $284.4 million, respectively, as compared to $87.1 million and $243.1 million for the comparable periods in the prior fiscal year. Revenue growth was 13% and 17% for the three and nine month periods ended June 28, 2003, as compared to 15% and 17% for the three and nine months in the comparable periods in the prior fiscal year, respectively. Revenues from core business (business generated from customers that have not been part of an acquired business transaction over the last four fiscal quarters) accounted for 11% of the Company's revenue growth in the three month period ended June 28, 2003 and did not contribute to revenue growth in the three month period ended June 29, 2002. For the nine months ended June 28, 2003, core business growth accounted for 13% of the Company's revenue growth as compared to 5% for the comparable period in the prior fiscal year. Revenue growth attributable to acquisitions of businesses over the last four fiscal quarters was 2% and 4% for the three and nine months ended June 28, 2003, respectively, as compared to 15% and 11% for the comparable periods in the prior fiscal year.

     Product revenues for the three month period ended June 28, 2003 increased 4% to $42.2 million as compared to $40.5 million and a product revenue increase of 2% in the comparable period of fiscal 2002. Product revenue for the nine month period ended June 28, 2003 increased 14% to $125.2 million as compared to $109.7 million and a product revenue increase of 3% in the comparable period of fiscal 2002. The principal factors driving product revenue growth were increased customer demand for the newest badge terminal (Kronos' data collection device) in the three month period ended June 28, 2003, and increased customer demand for the newest badge terminal, as well as software capacity upgrades, in the nine month period ended June 28, 2003. Another factor driving product revenue growth experienced in the nine month period ended June 28, 2003 was revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers was not material in the three month period ended June 28, 2003, and $2.4 million or 2% of total product revenue in the nine month period ended June 28, 2003. Although product revenues increased during the quarter as compared to the same period in the prior year, management believes that the continued economic environment may result in customers deferring or reducing their technology purchases in the future. While management believes the impact on technology purchasing may be temporary, the effect may cause delays or reductions in customer purchases of Kronos products and services in the future.

     Maintenance revenues for the three month period ended June 28, 2003 increased 21% to $32.8 million as compared to $27.1 million and a maintenance revenue increase of 35% in the comparable period of fiscal 2002. Maintenance revenues for the first nine months of fiscal 2003 increased 18% to $91.5 million as compared to $77.5 million and a maintenance revenue increase of 33% in the first nine months of fiscal 2002. Maintenance revenue from core business accounted for 16% of Kronos' maintenance revenue growth in the three month period ended June 28, 2003 and accounted for 15% of Kronos' maintenance revenue growth in the same period of the prior fiscal year. Maintenance revenue from core business accounted for 13% of Kronos' maintenance revenue growth in the nine month period ended June 28, 2003 and accounted for 15% of Kronos' maintenance revenue growth in the same period of the prior fiscal year. Maintenance revenue growth attributable to acquisitions of businesses over the last four quarters was 5% for both the three and nine months ended June 28, 2003, as compared to 20% and 18% for the comparable periods in the prior fiscal year. The increase in core business maintenance revenues in both the three and nine month periods ended June 28, 2003 was the result of expansion of the installed base, an increase in the value of maintenance contracts, an improvement in the maintenance billing process, and incremental maintenance revenues attributable to customers obtained from the acquisition of businesses. The increase in the value of the maintenance contracts was principally attributable to the platform upgrade of existing customers to Kronos' new products. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts.

     Professional services revenues for the three month period ended June 28, 2003 increased 19% to $23.2 million as compared to $19.5 million and a professional services revenue increase of 22% in the comparable period of fiscal 2002. Professional service revenues for the first nine months of fiscal 2003 increased 21% to $67.7 million as compared to an increase of 27% to $56.0 million in the first nine months of fiscal 2002. Professional services revenue from core business accounted for 16% of Kronos' professional services revenue growth in the three month period ended June 28, 2003 and accounted for 7% of Kronos' professional services revenue growth in the same period of the prior fiscal year. Professional services revenue from core business accounted for 17% of Kronos' professional services revenue growth in the nine month period ended June 28, 2003 and accounted for 15% of Kronos' professional services revenue growth in the same period of the prior fiscal year. Professional services revenue growth attributable to acquisitions of businesses over the last four quarters was 3% and 4% for the three and nine months ended June 28, 2003, respectively, as compared to 15% and 12% for the comparable periods in the prior fiscal year. The growth in core business professional services revenues in both the three and nine month periods ended June 28, 2003, was primarily due to an increase in the level of professional services accompanying new and platform upgrade sales and an increase in demand for Kronos' services. The growth in professional service revenues for the three and nine months ended June 29, 2002 reflected an increase in the level of professional services accompanying new and upgrade sales, an increase in the level of follow-on services sold to the installed base, and an increase in delivery of professional services resulting from improving the efficiency of Kronos services organization.

     Deferred maintenance revenues increased 8% from September 30, 2002. Current deferred maintenance revenues increased 11% and long-term deferred maintenance revenues decreased 19% from September 30, 2002. Maintenance revenues have grown at a faster rate than deferred maintenance primarily due to the positive impact on the improvement in the billing process which appropriately captures the effective date of contract reinstatements, as well as the effect of the timing of the expiration of multi-year maintenance contracts sold in previous fiscal years and the effect of acquisitions completed near the end of the previous fiscal year. The decrease in the long-term portion was due to Kronos' decision in fiscal 2000 to curtail the practice of selling multi-year maintenance contracts. Deferred professional services revenues increased 3% from September 30, 2002. Professional services revenues have grown at a faster rate than the deferred professional services primarily due to an increase in the level of professional services that are billed in arrears as services are delivered, as well as an increase in the utilization efficiency of the service organization as compared to the prior fiscal year.

     Gross Profit. Gross profit as a percentage of revenues was 61% for both the three and nine month periods ended June 28, 2003, respectively, as compared to 60% in the three month period ended June 29, 2002 and 61% in the nine month period ended June 29, 2002. The increase in gross profit for the three month period ended June 28, 2003, as compared to the same period in the prior year is attributable to an increase in service gross profit and, to a lesser extent, an increase in product gross profit. Product gross profit as a percentage of product revenues was 76% for both the three and nine month periods ended June 28, 2003, respectively, compared to 75% both the three and nine month periods of the prior fiscal year. This increase in product gross profit is primarily attributable to favorable product mix and manufacturing volume. During the three month period ended June 28, 2003, the product mix contained a lower proportion of third party products for re-sale, which typically generate lower margins. In addition, an increase in the volume of badge terminals sold resulted in lower production costs per unit. Service gross profit as a percentage of service and maintenance revenues was 50% and 49% for the three and nine month periods ended June 28, 2003, respectively, as compared to 47% and 49% in the same periods of the prior fiscal year, respectively. This increase in service gross profit for the three month period ended June 28, 2003, as compared to the same period last, year was primarily the result of increased productivity in the service organization. The improvement in productivity is the result of leveraging and effectively managing the resources required to deliver customer support. Management anticipates overall gross profit in the fourth quarter of fiscal 2003 to exceed that experienced in the three month period ended June 28, 2003 despite anticipating that more revenue will be derived from newer products including its Kronos 4500 terminal and HRMS products, which carry higher production and royalty costs, and increased investment in infrastructure to support the introduction of its HRMS products.

     Net Operating Expenses. Net operating expenses for the three months ended June 28, 2003 increased $4.4 million, or 10%, to $46.6 million as compared to an increase of $1.2 million, or 3%, to $42.2 million for the comparable period in the prior fiscal year. For the nine month period ended June 28, 2003, net operating expenses increased $17.2 million, or 14%, to $136.6 million as compared to an increase of $2.5 million, or 2%, to $119.4 million for the comparable period in the prior fiscal year. The increase in actual spending for the three and nine month periods ended June 28, 2003, as compared to the same periods in the prior fiscal year was primarily attributable to investments in personnel and related compensation and support costs, including those associated with the introduction of the new HRMS products, as well as increased spending for outside consultants and professional fees, training costs, and additional investment in infrastructure costs required to support higher sales volumes. As a percentage of revenues, net operating expenses were 47% for the three month period ended June 28, 2003, and 48% for the nine month period ended June 28, 2003, as compared to 49% for both the three and nine month periods ended June 29, 2002. The reduction in net operating expenses as a percentage of revenues was attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. Although management intends to decrease operating expenses as a percentage of revenues during the remainder of fiscal 2003, principally through continued productivity improvements, uncertainty related to the current economic climate and its impact on the timing of customers' purchases, as well as increased investments in productivity programs and infrastructure to support the introduction of the new HRMS products, may prevent decreases in operating expenses as a percentage of revenues from being realized.

     Sales and marketing expenses increased $2.7 million, or 10%, to $31.1 million for the three month period ended June 28, 2003 as compared to an increase of $2.3 million, or 9%, to $28.3 million in the comparable period of fiscal 2002. For the first nine months of fiscal 2003, sales and marketing expenses increased $11.9 million, or 15%, to $91.5 million as compared to an increase of $6.6 million, or 9%, to $79.6 million for the first nine months of fiscal 2002. The increase in sales and marketing spending was attributable to Kronos' investments in sales personnel and related compensation and support costs to maximize the penetration of existing accounts and to add new customers, additional spending for personnel training, as well as initiatives to expand market awareness of Kronos products and services. As a percentage of revenues, sales and marketing were 32% for both three and nine month periods ended June 28, 2003, as compared to 33% for the same periods in the prior fiscal year. The decrease in sales and marketing expense as a percentage of revenues was primarily due to leveraging the investments in infrastructure to generate higher sales volumes.

     Engineering, research and development expenses have increased $0.9 million, or 10%, to $9.9 million for the quarter as compared to a decrease of $0.1 million, or 1%, to $9.0 million for the same period in the prior fiscal year. For the nine months ended June 28, 2003 engineering, research and development expenses increased $1.7 million, or 7%, to $27.9 million as compared to an increase of $0.8 million, or 3%, to $26.2 million for the first nine months of fiscal 2002. The increase in spending in the three month period ended June 28, 2003, as compared to the same period in the prior fiscal year, was primarily due to an increase in compensation related expenses, including those associated with the introduction of the new HRMS products, and an increase in costs associated with engineering consultants, partially offset by the reallocation of certain engineering resources focused upon information systems support to general and administrative expenses. The increase in spending in the first nine months of fiscal 2003, as compared to the same period in the prior fiscal year, was principally due to an increase in compensation related expenses, as well as an increase in training expenses and an increase in costs associated with
engineering   consultants,   partially   offset  by  the  previously   discussed
reallocation of engineering resources to general and administrative expenses. Engineering, research and development expenses as a percentage of revenues were 10% for both the three and nine month periods ended June 28, 2003, as compared to 10% and 11% for the same periods in the prior fiscal year. The decrease as a percentage of revenues for the nine months ended June 28, 2003, as compared to the same period in the prior fiscal year, was primarily due to higher sales volume in fiscal 2003. Engineering, research and development expenses of $9.9 million and $9.0 million in the third quarter of fiscal 2003 and 2002, respectively, are net of capitalized software development costs of $3.1 million and $3.0 million, respectively, for each quarter. Engineering, research and development expenses of $27.9 million and $26.2 million in the first nine months of fiscal 2003 and 2002, respectively, are net of capitalized software development costs of $9.0 million and $8.4 million, respectively. The significant project development efforts in the first nine months of fiscal 2003 principally related to further development and enhancement of the Workforce Central(R) suite, Workforce HR(TM), Workforce Payroll(TM), Kronos 4500(TM) terminal and, to a lesser extent, the eForce(R) software acquired from SimplexGrinnell on December 28, 2001.

     General and administrative expenses increased $0.6 million, or 10%, to $6.1 million for the three month period ended June 28, 2003 as compared to an increase of $0.6 million, or 11%, to $5.5 million in the comparable period of fiscal 2002. For the first nine months of 2003, general and administrative expenses increased $3.4 million, or 22%, to $18.5 million as compared to an increase of $1.5 million, or 11%, to $15.1 million for the first nine months of fiscal 2002. The increase in general and administrative expenses in the three and nine month periods ended June 28, 2003 was primarily due to Kronos' investment in personnel and related compensation and support costs (including those costs associated with the previously discussed reallocation of engineering resources to general and administrative expenses), an increase in fees related to tax planning services, an increase in bad debt expense and continued investment in other infrastructure to support the growth of operations. General and administrative expenses as a percentage of revenues were 6% and 7% for the three and nine month periods ended June 28, 2003, respectively, as compared to 6% for the same periods in the prior fiscal year. General and administrative expenses primarily consist of personnel and overhead related expenses for administrative, information technology, finance, legal and human resources support functions.

     Amortization of intangible assets as a percentage of revenues were 1% for all periods presented. Other income, net as a percentage of revenues were 1% in both the three and nine month periods ended June 28, 2003, as compared to 2% for the same periods in the prior fiscal year. Other income, net is principally interest income earned from Kronos' cash as well as investments in its marketable securities and financing arrangements.

     Income Taxes. The provision for income taxes as a percentage of pretax income was 37.2% in the three month period ended June 28, 2003, and 36.5% for the nine month period ended June 28, 2003. As a percentage of pretax income, the three month period ended June 29, 2002 had a tax provision of 34.8% and the nine month period ended June 29, 2002 had a tax provision of 34.8%. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials and state income taxes.

     Newly Issued Accounting Standards. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Kronos accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. Kronos implemented the required disclosure provisions in the three month period ended March 29, 2003. The adoption of this statement is not expected to have a material impact on Kronos' consolidated financial position, results of operations or cash flows as Kronos does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Kronos currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on Kronos' consolidated financial position, results of operations or cash flows. However, if Kronos enters into any such arrangement with a VIE in the future, Kronos' consolidated financial position or results of operations may be adversely affected.

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

     Cash, cash equivalents and marketable securities (which includes both short and long term securities) amounted to $103.1 million as of June 28, 2003, and $74.7 million as of September 30, 2002. This increase in cash, cash equivalents and marketable securities is due to cash generated from operations. Working capital as of June 28, 2003 amounted to $9.3 million as compared with $2.4 million at September 30, 2002. This increase in working capital is primarily due to an increase in cash resulting from cash provided by operations.

     Cash provided by operations amounted to $53.2 million in the first nine months of fiscal 2003 as compared to $42.7 million in the first nine months of fiscal 2002. The increase in operating cash flows in fiscal 2003 is principally attributable to higher net income, increased non-cash charges that are added back in the calculation of cash flow from operations, as well as the net positive impact of changes in accounts receivable, deferred revenues, accounts payable and accrued expenses. In addition, although the tax benefit from exercise of stock options contributed less to cash flow from operations in the first nine months of fiscal 2003, as compared to the same period last fiscal year, the related increase in taxes payable more than offsets this effect.

     Cash used for property, plant and equipment was $8.5 million in the first nine months of fiscal 2003 compared to $8.3 million in the first nine months of fiscal 2002. Kronos' use of cash for property, plant and equipment in both periods presented includes investments in information system and infrastructure to improve and support expanding operations. Kronos' use of cash for the acquisition of businesses and software for the nine months ended June 28, 2003 and June 29, 2002 was principally related to the acquisitions of specified assets and/or businesses of Kronos' dealers and/or other providers of labor management solutions. In addition, during the first nine months of fiscal 2002, Kronos' use of cash for the acquisition of businesses and software included cash used for the acquisition of the source code license for the Abra Enterprise human resources and payroll software. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities increased by $17.9 million in the first nine months of fiscal 2003 compared to an increase of $3.5 million in the first nine months of fiscal 2002.

     Under Kronos' stock repurchase program, Kronos repurchased 356,700 common shares in the first nine months of fiscal 2003 at a cost of $13.2 million, compared to 396,950 common shares at a cost of $17.0 million for the same period in the prior fiscal year. The common shares repurchased under the program are used for Kronos' employee stock option plans and employee stock purchase plan. During the first quarter of fiscal 2003, Kronos received $2.6 million upon the maturity of a call option arrangement. As of June 28, 2003, Kronos did not have any outstanding call option arrangements. Please refer to Note I in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases.

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


                                                              Payments Due by Period
                                   --------------------------------------------------------------------
Contractual                                      Less than                                    More than
Obligations                         Total          1 year      1-3 years       3-5 years       5 years
-----------                        -------       ---------     ---------       ---------      ---------

Operating Lease Obligations        $35,847        $ 9,619        $15,749        $ 7,752        $ 2,727
Guaranteed Payment
Obligations ...............          5,071          2,959          2,000            112           --
                                   -------        -------        -------        -------        -------
Total .....................        $40,918        $12,578        $17,749        $ 7,864        $ 2,727
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


During the three months ended June 28, 2003, Kronos did not engage in:

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

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent resellers and ADP under an OEM agreement. In the first nine months of fiscal 2003, approximately 9% of Kronos' revenue was generated through sales to resellers and ADP. Management does not anticipate that its entrance into the HRMS market will have a negative impact on its relationship with ADP. However, a reduction in the sales efforts of either Kronos' major resellers or ADP, or termination or changes in their relationships with Kronos, could have a material adverse effect on the results of Kronos' operations. Earlier in fiscal 2003, Kronos and ADP signed a letter of intent to extend their business relationship for an additional term of five years.

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

     Infringement of Intellectual Property Rights. Kronos cannot provide assurance that others will not claim that Kronos developed or acquired intellectual property rights infringe on their intellectual property rights or that Kronos does not in fact infringe on those intellectual property rights.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Kronos is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments, foreign currency fluctuations and decreases in its common stock price affecting capped call options. Refer to Note A "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2002 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Kronos' marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at June 28, 2003, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Kronos' exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at June 28, 2003, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

     Kronos has periodically entered into short term capped call options in conjunction with its stock repurchase initiatives. As of June 28, 2003, there were no capped call option arrangements outstanding.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of June 28, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive
Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1     Certification by Chief Executive Officer pursuant to Rule
                    13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2     Certification by Chief Financial Officer pursuant to Rule
                    13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32.1     Certificate by Chief Executive Officer and Chief Financial
                    Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         10.1(1)  Kronos Incorporated 2003 Employee Stock Purchase Plan as
                    amended.

(b) Reports on Form 8-K

     On July 24, 2003, the Company  furnished a Current Report on Form 8-K under
     Item 9, containing a copy of its earnings release, dated July 24, 2003, for the period ending June 28, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).


     (1) Incorporated by Reference to the Registrants Form S-8 filed on August 1, 2003 (File No. 333-107572)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KRONOS INCORPORATED


August 8, 2003                        By      /s/ Paul A. Lacy
                                      ------------------------------------------
                                                     Paul A. Lacy
                                             Executive Vice President,
                                      Chief Financial and Administrative Officer
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)

                               KRONOS INCORPORATED

                                  EXHIBIT INDEX



Exhibit
Number     Description
-------    -----------
31.1        Certification by Chief Executive Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2        Certification by Chief Financial Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1        Certificate by Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1(1)     Kronos Incorporated 2003 Employee Stock Purchase Plan as amended.



(1)         Incorporated by Reference to the Registrant's Form S-8 filed on
                  August 1, 2003 (File No. 333-107572).

                                                                    Exhibit 31.1


                                 CERTIFICATIONS

     I, Mark S. Ain, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Kronos Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 8, 2003                         /s/ Mark S. Ain
                                       -----------------------------------
                                                  Mark S. Ain
                                           Chief Executive Officer

                                                                    Exhibit 31.2


                                 CERTIFICATIONS

     I, Paul A. Lacy, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Kronos Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 8, 2003                     /s/ Paul A. Lacy
                                 -------------------------------------------
                                              Paul A. Lacy
                                  Executive Vice President, Chief Financial
                                        and Administrative Officer

                                                                    EXHIBIT 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q of Kronos Incorporated (the "Company") for the period ended June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark
S. Ain, Chief Executive Officer of the Company, and Paul A. Lacy, Executive Vice President, Chief Financial and Administrative Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         /s/ Mark S. Ain
                                     ------------------------------------------
Dated:  August 8, 2003                       Mark S. Ain
                                     Chief Executive Officer


                                         /s/ Paul A. Lacy
                                     ------------------------------------------
Dated:  August 8, 2003                       Paul A. Lacy
                                     Executive Vice President, Chief Financial
                                     and Administrative Officer

A signed original of this written statement required by Section 906 has been provided to Kronos Incorporated and will be retained by Kronos Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.