Form 10-K
period 2003-09-30
KRONOS INC
filed 2003-12-23
CIK 886903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2003
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________

Commission file number    0-20109
                       _________________

                               Kronos Incorporated
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

       Massachusetts                                      04-2640942
_______________________________                     ___________________________
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                                 Yes X     No
                                    -----    -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                          Non-Affiliate Voting                  Aggregate
     Date                 Shares Outstanding                  Market Value

March 29, 2003                19,584,610                      $473,294,768

     Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                       Class                     Outstanding Shares
                       Common Stock, $0.01 par
November 29, 2003          value per share                    30,751,302

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end, are incorporated by reference into Items 10-14 of Part III hereof. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

                                     PART I

Item 1.  Business

Kronos Incorporated (the "Company" or "Kronos") was organized in 1977 as a Massachusetts corporation. As part of its employee relationship management ("ERM") solution, the Company develops, manufactures, and markets human resources, payroll, scheduling, and time and labor systems. These solutions enable organizations to reduce costs and increase productivity, improve employee satisfaction, align employee performance with organizational objectives, and put real-time information in the hands of decision makers.

Kronos solutions collect data from, and deliver information to, all employees, including hourly workers, hourly professionals, and salaried professionals. Specifically, they collect time and labor data and other information using a variety of technologies such as desktop applications, Web-based applications, remote transmission applications for use with personal digital assistants
(PDAs), intelligent data collection terminals that the Company manufactures and interactive voice response and biometrics for employee identification.

The Company's systems are designed for a wide range of businesses, which can include everything from single-site companies to large, multi-site enterprises. These solutions can be purchased or financed from Kronos, or they can be obtained on a subscription basis via Kronos' application service provider delivery model.

The company's ERM solution can operate independently in a desktop environment, or it can be interfaced with related applications and technologies at many points throughout the enterprise to optimize the use of labor resources. In addition, the Company maintains an extensive services and technical support organization that maintains systems and provides professional and educational services. These services can be delivered on-site or via the Web.

The Company also collaborates with many industry-leading vendors who market products and services that are synergistic with Kronos solutions. These include major enterprise resource planning system (ERP) providers; manufacturing execution system (MES) providers; human resources, finance, scheduling, and payroll application providers; and consulting and systems integration firms. To date, substantially all of the Company's revenues and profits have been derived from its time and labor applications and related products and services. The Company introduced its human resources and payroll products during the course of fiscal 2002 and 2003.

Stock Split in the Form of 50% Common Stock Dividend
----------------------------------------------------

On September 26, 2003, the Board of Directors declared a three-for-two split of the Company's common stock, payable on October 31, 2003 to all stockholders of record as of the close of business on October 20, 2003. The stock split was effected in the form of a 50% common stock dividend. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the retroactive effect of the stock split.

     Kronos Products

              The Kronos Employee Relationship Management Solution
The Kronos ERM solution enables organizations to reduce costs and increase productivity, improve employee satisfaction, align employee performance with organizational objectives and put real-time information in the hands of decision makers.

Kronos' ERM solution consists of the following components: human resources, payroll, scheduling, time and labor, data collection and self-service, as well as analytics. These components can be deployed together or independently to meet the unique needs of various organizations.


                         The Workforce Central(R) Suite
                         ------------------------------

Using Web-based technology, the Workforce Central suite is a closely integrated system of human resources, payroll, scheduling and time and labor applications. It can be deployed individually or as a comprehensive solution for employee relationship management. The Workforce Central suite incorporates powerful applications for analytics and employee self-service, and employs a broad range of Kronos' own industry-leading data collection devices. Each component of the Workforce Central suite provides unmatched functionality, streamlined workflow technology, and an intuitive user interface.

The Workforce Central solutions include:

Human resources
     Workforce HR(TM) manages and automates human resources processes, from recruiting to benefits administration, so that organizations have more time to focus on strategic initiatives. Because it empowers employees to manage their own personal information, Workforce HR reduces operational expenses while it fosters employee satisfaction compared to a manual system. It provides superior control over critical processes and enables real-time sharing of employee information, all of which contributes to better decision-making and improved organizational performance.


     Workforce Recruiter(TM) is a Web-based recruiting application designed to help identify qualified candidates faster, more efficiently, and more cost-effectively. It enables organizations to automate the sourcing, management, and hiring of job candidates, and reduces time and costs to hire, while it helps them focus on the organization's strategic goals.

Payroll
     Workforce Payroll(TM) manages all of the complex information required to administer and complete payment of wages, bonuses, and other forms of compensation. With streamlined payroll processing in house, organizations will enjoy more flexibility and control, with quick and easy access to the critical data an organization needs.

     Workforce Tax Filing(TM) is a cost-effective solution to managing payroll tax filing activities without the resource demands that weigh heavily on productivity. Workforce Tax Filing is backed by Federal Liaison Services, Inc., or FLS, a compliance leader with more than 15 years of experience in managing payroll tax filing for more than 5,000 customers.

Scheduling
     Workforce Smart Scheduler(TM) is an expanded employee scheduling solution for retailers. Based on a history of key business drivers derived from a point-of-sale system, Workforce Smart Scheduler forecasts expected business, then translates that forecast into required staffing levels according to pre-determined labor standards. Workforce Smart Scheduler is designed to match the best employees to an organization's required staffing based on availability, skills, and preferences, freeing managers from the burden of processing schedules and enhancing productivity at minimum cost.

     Workforce Scheduler(TM) is a powerful, all-in-one solution to an organization's scheduling challenges. It provides the tools managers need to plan staff coverage -- by shift, by employee, or by job description -- and react with speed and effectiveness when unforeseen circumstances put productivity at risk. This product is planned for release during the second fiscal quarter of fiscal 2004.

Time and labor
     Workforce Timekeeper(TM) automates and streamlines the management, collection, and distribution of employee hours, eliminating the need for manual timesheets. Workforce Timekeeper has a robust, flexible pay rules engine that applies complex work and pay rules accurately and consistently throughout an organization.

     Workforce Accruals(R) provides a tightly integrated module for controlling leave liability and complying with corporate policies or contracts. It is designed to ensure accuracy across an organization with minimal supervision, enabling employees and managers to manage leave time easily and efficiently. Workforce Accruals has the flexibility to facilitate an organization's most complex leave and benefit policies.

     Workforce Record Manager(TM) makes maintaining Workforce Timekeeper database faster, easier, and more effective. It enables IT managers to easily move data from one Workforce Timekeeper database to another, and provides the functionality needed to create archiving processes.

     Workforce Activities(TM) enables real-time tracking of activity data for individual employees and teams. It reconciles direct and indirect labor to time paid, and enables an organization to compare productivity against standards. Workforce Activities also eliminates the process of manually entering job-costing data into ERP systems. Going beyond weekly or daily reporting, Workforce Activities provides up-to-the-minute information so that managers can adjust to the shifting demands of a production environment. This product is planned for release during the second fiscal quarter of fiscal 2004.

Data collection
     Kronos 4500(TM) badge terminals are high speed, network-centric data collection devices that capture and manage labor data easily and effectively. The Kronos 4500 terminals provide access to key self-service functionality, and their centralized configuration makes them easy to deploy and maintain. The Kronos 4500 terminals are designed with "swipe and go" badge functionality and keypads for fast interaction.

     Kronos 4500(TM) Touch ID terminal, like the Kronos 4500 badge terminal, is a high speed, network-centric data collection device that captures and manages labor data easily and effectively. The Kronos 4500 Touch ID terminal incorporates leading fingerprint verification technology, ideal for eliminating "buddy punching."

     Workforce TeleTime(R) leverages the convenience and accessibility of the telephone to collect time and labor information from employees on the move. Workforce TeleTime provides a solution for these employees and managers, whether they telecommute, work in multiple facilities, travel frequently, or otherwise don't have access to a data collection terminal or the Web. These employees can use this interactive touchtone application for a range of time and labor transactions, all completed through the telephone.

     Workforce MobileTime(TM) allows users to record and transmit labor information via personal digital assistants (PDAs), ideal for the mobile employees who routinely work away from the office or move from job site to job site during a workday. It supports reliable data collection when working offline, and is designed for overall ease of use -- no PC experience is required.

Self-service
     Workforce Employee(TM) is an intuitive, browser-based interface that employees can use to enter time and labor data and access human resources and payroll information and processes. It allows them to view hours worked, approve timecards, or even sign up for available shifts. Workforce Employee also provides convenient Web access to a breadth of human resources information, including available training, job openings, and benefits enrollment.

     Workforce Manager(TM) is designed to be a significant time saver in that it alerts managers to the issues that require immediate attention, such as an employee approaching an overtime threshold. Workforce Manager provides managers with broad visibility into their staff, including skills, experience, and completed training, all of which is essential to helping them optimize the workforce.

Analytics
     Workforce Decisions(R) is a complete analytics application that extends the value of labor data captured by our Kronos time and labor systems, providing managers with a method for tracking workforce performance against business targets.

     Visionware(R) is a labor analytics system for organizations in industries such as healthcare, where controlling labor costs is a significant challenge. Visionware enables organizations to manage productivity, reduce labor costs, and most importantly, align labor decisions with strategic objectives.

                        The Kronos iSeries Central suite
                        --------------------------------

The Kronos iSeries Central suite is comprised of time and labor applications designed specifically for the IBM eServer iSeries. The Kronos iSeries Central suite automates time and labor management processes on the frontline and provides access to real-time data for better decision-making. It employs a broad range of Kronos' own industry-leading data collection devices.


Kronos iSeries Central product solutions include:

     Kronos  iSeries  Timekeeper  is designed to automate  and  streamline   the
     management, collection, and distribution of employee hours, eliminating the need for manual timesheets.

     Kronos iSeries Accruals is a tightly integrated module designed to manage leave liability and complying with corporate policies or contracts.

     Kronos iSeries Attendance is designed to allow an organization to automate a no-fault attendance program by capturing lost time exceptions and absences.

     Kronos iSeries Shopfloor is designed to put an organization in control of manufacturing operations by capturing time, labor, and throughput at every stage of the production process and reconciling it with time and attendance in Kronos iSeries Timekeeper.

     Kronos iSeries Decisions is designed to provide sophisticated reporting capabilities that extend the value of employee data to decision makers throughout an organization.

     Kronos iSeries Access and Gatekeeper(R) terminals are an integrated solution designed to manage employee admittance into controlled areas in any facility.

     Kronos iSeries interface is a host of interfaces tailored  specifically for
     a  system,  designed  to  interact  with  payroll,  human  resources,   and
     manufacturing systems.


                        The Timekeeper Central(R) system
                        --------------------------------

The Timekeeper Central(R) system is an advanced time and attendance system for small and medium sized companies deploying on a site by site basis. It is designed to automate the capture, management, and distribution of critical employee labor data. The Timekeeper Central system runs on Windows and Citrix platforms. It eliminates the need for manual timesheets and helps ensure an organization's ability to produce an accurate payroll, measure variations in labor productivity, and administer time-related benefits.


Timekeeper Central software modules include a:

     Scheduling module designed to speed the process of creating and assigning employee schedules.

     Accruals module designed to ensure consistent benefit time administration.

     CardSaver(R) module designed to store individual punch history data for easy retrieval.

     Archive module designed to store historical work totals for easy retrieval.

     Database Poster designed to export time and attendance data to other software applications.

     Messaging module designed to download messages to employee terminals.


                             Complementary products
                             ----------------------

In addition to our core products, Kronos offers a variety of solutions designed to help maximize ERM capabilities.

     Data collection devices from Kronos provide powerful and convenient methods for capturing employees' time and labor information, and offer a wide range of interaction methods: badge terminals, biometrics, telephony, handheld devices, and more.

     Workforce Connect(TM) is an integration solution that reduces delays and modification costs. Data can be imported and exported quickly and easily from a variety of sources. It supports over 250 payroll systems and other essential integration needs.

     Gatekeeper(R) provides a method to control and track access to areas of an organization that require monitoring.

     NexTrak Attendance Management(TM) software automates almost any attendance program. It allows organizations to efficiently manage employee attendance and reduce absenteeism.

     NexTrak Leave Management(TM) software automates the process of managing and tracking earned employee leave time.

     ShopTrac Pro(R) helps to control manufacturing operations by capturing time, labor, and throughput at every stage of the production process.

     Kronos e-Central(TM) is a time and labor solution in a completely hosted ASP service model.

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

Marketing and Sales

     Kronos markets and sells its products to the major market (organizations up to 1,000 employees), the enterprise market (organizations with 1,000-10,000 employees) and the national market (organizations with 10,000 or more employees). The Company sells and markets in the United States and other countries through its direct sales and support organization and through independent resellers. In addition, the Company has a joint marketing agreement with Automatic Data Processing, Inc. ("ADP"), under which ADP markets proprietary versions of the Company's Timekeeper Central system, Workforce Central Suite and data collection terminals manufactured by the Company. The Company's direct sales force is organized to focus on the distinct market segments (major market, enterprise, national) and in some cases on distinct vertical industries or product lines. The direct sales force is organized by geographic region and the marketing department is organized into functional groups.

Marketing Organization:

The responsibilities of the marketing organization include:

o    developing product strategy, positioning and marketing;
o    vertical market strategy and programs;
o    interaction with press, industry analysts and the investment community;
o    management of the customer database and customer relationship programs;
o    lead generation programs, events and advertising;
o    marketing communications; and
o    management of strategic alliances.

Direct Sales Organization
-------------------------

     The Company has 46 direct sales and support offices located in the United States. In addition, the Company has four sales and support offices located in Canada, three in the United Kingdom, two in Mexico, five in Australia, and one in New Zealand. Each direct sales office covers a defined territory, and has sales and support functions. To capitalize on the specialization of the Company's Visionware product and the focus on major market, enterprise market and national market prospects, the Company has dedicated Visionware, major market, enterprise market, and national market sales teams within its direct sales organization.

     For the fiscal years ended September 30, 2003, 2002, and 2001, the Company's direct sales and support offices in the U.S. generated net revenues of $320.6 million, $279.1 million, and $230.2 million, respectively. For the fiscal years ended September 30, 2003, 2002, and 2001, the Company's international subsidiaries generated net revenues of $37.5 million, $25.8 million, and $23.4 million, respectively. Total assets at the Company's international subsidiaries for these periods were $29.8 million, $24.8 million, and $19.9 million, respectively. The increase in total assets in fiscal 2003 is attributable to increases in cash and accounts receivable balances in certain of the international subsidiaries.

Resellers
---------

     Kronos also markets and sells its products through independent resellers within designated geographic territories generally not covered by Kronos' direct sales offices. These resellers provide sales, support and installation services for Kronos' products. There are presently approximately 10 resellers in the United States actively selling and supporting Kronos' products. Sales to independent U.S. resellers for the years ended September 30, 2003, 2002, and 2001 were $10.8 million, $14.5 million, and $17.3 million, respectively. The decrease in revenues in fiscal 2003 and 2002 was principally due to the acquisitions by Kronos of various resellers during fiscal 2003, 2002 and 2001. Kronos also has resellers in Argentina, Bahamas, Bahrain, Barbados, Bermuda, Brazil, Chile, Columbia, Ghana, Guam, Guyana, Jamaica, Lebanon, Netherlands Antilles, Netherlands, Nigeria, Norway, Panama, The Philippines, Puerto Rico, Romania, Singapore, South Africa, Trinidad, and United Arab Emerites. Sales to independent international resellers were not material in any of the fiscal years 2001- 2003. Kronos supports its resellers with training, technical assistance, and major account marketing assistance.

Original Equipment Manufacturers (OEM)
--------------------------------------

     The Company has a joint marketing agreement with ADP under which ADP markets proprietary versions of the Company's Timekeeper Central system, Workforce Central Suite and data collection terminals manufactured by the Company.

     During fiscal 2003, the Company and ADP signed an agreement extending their business relationship for an additional term of five years. A reduction in the sales efforts of the Company's major resellers and/or ADP, or termination or changes in their relationships with the Company, could have a material adverse effect on the results of the Company's operations.

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

Product Development

     The Company's product development efforts are focused on enhancing the capabilities and increasing the performance of its existing products as well as developing new products and standard interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of its customers. During fiscal 2003, 2002, and 2001, Kronos' engineering, research and development expenses were $38.5 million, $37.0 million, and $33.3 million, respectively. The Company intends to continue to commit substantial resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company continually seeks to further enhance its product offerings and to develop new products and interfaces, including products for the ERM market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software products owned by third parties to develop its products. If these products are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

Competition

     The ERM market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share. With Kronos' efforts to expand its labor management offering with the recent introduction of its human resources and payroll product suite, Kronos will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of Kronos' human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than Kronos, as well as more experience in delivering human resources and payroll solutions. Although Kronos believes it has core competencies that position it strongly in the marketplace, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development and marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. There can be no assurance that Kronos will be able to compete successfully in the human resources and payroll marketplace, and its failure to do so could have a material adverse impact upon its business, prospects, financial condition and operating results.

Proprietary Rights

     The Company has developed, and through its acquisitions of businesses and technology, acquired, proprietary technology and intellectual property rights. The Company's success is dependent upon its ability to further develop and protect its proprietary technology and intellectual property rights. The Company seeks to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While the Company has attempted to safeguard and maintain its proprietary rights, it is unknown whether the Company has been or will be successful in doing so.

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

     The Company has registered trademarks for Kronos, Kronos TouchID, My Genies, Timekeeper, Timekeeper Central, TimeWeb, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, CardSaver, ShopTrac, ShopTrac Pro, the ShopTrac logo, Keep.Trac, Solution In A Box, Visionware, the Visionware logo, Workforce Central, Workforce Genie, Workforce Accruals, Workforce TeleTime, Workforce Express, Workforce Decisions, eForce, PeoplePlanner, PeoplePlanner design, StarComm, StarPort, StarSaver, StarTimer, and the Company's logo in the United States and other countries. In addition, Kronos eCentral, Timekeeper Web, Workforce Connect, FasTrack, Workforce Activities, Workforce Scheduler, Workforce Smart Scheduler, Workforce Manager, Workforce MobileTime, Workforce Timekeeper, FasTrack, Hyperfind, Kronos 4500, Kronos 4500 Touch ID, Labor Plus, Schedule Assistant, Winstar, Winstar Elite, WIP Plus, Workforce HR, Workforce View, Workforce Employee, Workforce Mobiletime, Smart Scheduler, StartLabor, StartQuality, StartWIP, Starter Series, Timekeeper Decisions, VisionPlus, Workforce Payroll, Workforce Record Manager, Workforce Recruiter, Workforce Tax Filing, and Workforce Web are trademarks of the Company. Certain trademarks have been obtained or are in process in various foreign countries.

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

Manufacturing and Sources of Supply

     The duplication of the Company's software and the printing of documentation are outsourced to suppliers. The Company currently has two suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. The majority of the assembly of the printed circuit boards used in the Company's data collection terminals is completed at the Company's facility in Chelmsford, Massachusetts. A portion of this assembly is completed by approved suppliers. All final assembly and testing of the Company's data collection terminals is completed at the Company's Chelmsford facility. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results.

Acquisitions

     The Company completed several acquisitions during fiscal 2003, none of which are material to the Company's business. Please refer to Note H of the Notes to Consolidated Financial Statements for further information.

Employees

     As of September 30, 2003, the Company had approximately 2,400 employees. None of the Company's employees is represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has historically encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.

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

     The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report. The Company's website address is included in this Annual Report as an inactive textual reference only.

Item 2.  Properties

     The Company owns its 129,000 square foot corporate headquarters facility and leases approximately 195,000 square feet in two additional facilities, all located in Chelmsford, Massachusetts. The Company's manufacturing operations, Global Support Center and various engineering and administrative operations are located in these leased facilities. The Company additionally leases 60 sales and support offices located throughout North America, Europe, Australia and New Zealand. The Company's aggregate rental expense for all of its facilities in fiscal 2003 was approximately $10.8 million. The Company considers its facilities to be adequate for its current requirements and believes that additional space will be available as needed in the future.

Item 3.  Legal Proceedings

     From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4A. Executive Officers

                      Executive Officers of the Registrant

Name                     Age     Position
----                     ---     --------

Mark S. Ain              60      Chief Executive Officer and Chairman

Paul A. Lacy             56      Executive Vice President, Chief Financial and
                                 Administrative Officer

Aron J. Ain              46      Executive Vice President, Chief Operating
                                 Officer

Lloyd B. Bussell         58      Vice President, Manufacturing

James Kizielewicz        44      Vice President, Marketing and Corporate
                                 Strategy

Peter C. George          43      Vice President, Engineering and Chief
                                 Technology Officer

Joseph DeMartino         54      Vice President, Customer Service

Laura Vaughan            55      Vice President, Sales


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

     Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

     James Kizielewicz has served in a variety of capacities at the Company from 1981 until his appointment as Vice President, Marketing and Corporate Strategy in January, 1997.

     Peter George has served as Vice President, Engineering, Chief Technology Officer since February 2002. Previously, Mr. George served as Vice President, Software Development since 1997 where he was responsible for the management of the development of the Company's software products.

     Joseph DeMartino has served as Vice President, Customer Service since June 2002. Previously, Mr. DeMartino served as Vice President, North America Field Service since 1998 where he was responsible for the management of the customer service delivery functions, including consulting, education and technical support, for the Company's North America operations.

     Laura Vaughan has served in a variety of capacities at the Company from 1992 until her appointment as Vice President, Sales in 2000. In this role, Ms. Vaughan is responsible for the Company's field sales operations for the U.S., Canada, Caribbean and Latin America territories. Ms. Vaughan was appointed to her current position as an executive officer in June 2002.

     Officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders at which time officers are appointed for the following fiscal year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Stockholder  Matters


Stock Market Information
------------------------

     The prices per share have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

     The Company's common stock is traded on the NASDAQ National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 2003 and 2002. Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  2003
                            ----------------------------------------------------
Fiscal                                High                      Low
--------------------------------------------------------------------------------
First quarter                       $31.287                   $15.853
Second quarter                       29.960                    22.000
Third quarter                        33.287                    23.367
Fourth quarter                       40.900                    32.720

                                                   2002
                            ----------------------------------------------------
Fiscal                                High                      Low
--------------------------------------------------------------------------------
First quarter                       $35.367                   $16.955
Second quarter                       40.267                    28.000
Third quarter                        31.727                    17.340
Fourth quarter                       22.700                    15.640


Holders
-------

     On November 29, 2003 there were approximately 4,500 stockholders of record of the Company's common stock.


Dividends
---------

     The Company has not paid cash dividends on its common stock, and the present policy of the Company is to retain earnings for use in its business.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2003 and 2002 and the statements of operations data for the years ended September 30, 2003, 2002, and 2001 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2001, 2000, and 1999 and the statements of operations data for the years ended September 30, 2000 and 1999 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K.


Financial Highlights                                          In thousands, except share data

                                                                  Year Ended September 30,
                                           ----------------------------------------------------------------
                                             2003          2002          2001          2000          1999
                                           --------      --------      --------      --------      --------
Operating Data:
     Net revenues ...................      $397,355      $342,377      $295,290      $271,195      $256,191
     Net income .....................      $ 34,666      $ 28,827      $ 16,504      $ 15,701      $ 22,378

     Net income per common share (1):
         Basic ......................      $   1.16      $   0.98      $   0.59      $   0.56      $   0.79
         Diluted ....................      $   1.12      $   0.94      $   0.57      $   0.54      $   0.76

Balance Sheet Data:
     Total assets ...................      $412,806      $333,024      $289,098      $240,641      $229,711


(1) The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.


Selected Quarterly Financial Data              In thousands, except share data

                                                    Three Months Ended (1)
                                    --------------------------------------------------
                                    Sept. 30,     June 28,      March 29,     Dec. 28,
                                      2003          2003          2003          2002
                                    ---------     --------      ---------     --------
Net revenues .................      $112,949      $ 98,216      $ 96,481      $ 89,709
Gross profit .................      $ 69,654      $ 59,963      $ 57,925      $ 54,409
Net income ...................      $ 11,971      $  8,384      $  7,262      $  7,049

Net income per share (2):
                 Basic .......      $   0.40      $   0.28      $   0.24      $   0.24
                 Diluted .....      $   0.38      $   0.27      $   0.24      $   0.23



                                            Three Months Ended (1)
                               -----------------------------------------------
                               Sept. 30,    June 29,     March 30,    Dec. 29,
                                 2002         2002         2002         2001
                               ---------    --------     ---------    --------
Net revenues ............      $99,244      $87,070      $79,934      $76,129
Gross profit ............      $63,076      $52,194      $48,608      $46,861
Net income ..............      $10,360      $ 6,497      $ 5,773      $ 6,197

Net income per share (2):
             Basic ......      $  0.35      $  0.22      $  0.19      $  0.21
             Diluted ....      $  0.35      $  0.21      $  0.19      $  0.20


     (1) The Company follows a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on a Saturday. The last month of the fiscal year always ends on September 30.

     (2) The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

     This discussion and the discussion under "Business" includes certain forward-looking statements about Kronos' business and its expectations, including statements relating to the timing of new product launches, product and service revenues, revenue growth rates, operating expenses, gross profit, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect Kronos' business and expectations, see "Certain Factors That May Affect Future Operating Results" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

     Although Kronos has been successful in continuing to increase annual revenues in all periods presented, management believes that the continued economic environment may result in many customers deferring or reducing their technology purchases in the future. While management believes the impact on technology purchasing may be temporary, the effect may continue to cause delays or reductions in customer purchases of Kronos products and services in the future.

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

     Revenue Recognition - The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, which include ADP and other independent resellers. Substantially all of the Company's software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company's end-user customers and indirect channel customers are generally recognized using the residual method when:

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

     o    Collectibility is probable; and

     o Vendor-specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

     Revenues from maintenance services are recognized ratably over the term of the maintenance contract period based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract's renewal rate. Maintenance services are typically stated separately in an arrangement. The Company has classified the allocated fair value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability. Revenues from time and material maintenance services are recognized as the services are delivered.

     Revenues from professional services are generally recognized based on vendor-specific objective evidence of fair value when:

     o A non-cancelable agreement for the services has been signed or a customer's purchase order has been received; and

     o    The professional services have been delivered.

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company's experience in completing product implementations, it has determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

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

     Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. These arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The term of these arrangements typically range between 18 and 48 months. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, the Company will initially defer the revenue and recognize when collection becomes probable, which typically is when payment is due assuming all other conditions for revenue recognition have been satisfied.

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

     Valuation  of   Intangible   Assets  and   Goodwill  -  In  assessing   the
recoverability of goodwill and other intangible assets, Kronos must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, Kronos may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, Kronos will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. Kronos has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If Kronos determines that there is an impairment in either an intangible asset, or goodwill, Kronos may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings. During the three-month period ended September 30, 2003, the Company completed its annual testing of the impairment of goodwill, as of June 29, 2003. As a result of the test, the Company has concluded that no impairment of goodwill existed as of June 29, 2003. Therefore, as a result of this impairment test, no impairment was recorded in fiscal 2003.

     Capitalization of Software Development Costs - Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software.

     Income Taxes - Kronos accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Kronos records a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While Kronos has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on Kronos' income tax provision and net income in the period in which such determination is made.

Results of Operations

     Revenues. Revenues amounted to $397.4 million, $342.4 million and $295.3 million in fiscal 2003, 2002 and 2001, respectively. Annual revenue growth amounted to 16% in fiscal 2003 and 2002, and 9% in fiscal 2001. Revenues from core business (business generated from customers that have not been part of an acquired business transaction over the preceding four fiscal quarters) accounted for 13% of Kronos' revenue growth in fiscal 2003, 5% in fiscal 2002 and 7% in fiscal 2001. The principal factors driving revenue growth were increased demand for Kronos products from new customers, including increased customer demand for the newest data collection hardware, as well as software capacity upgrades and platform conversions, continued demand for Kronos' professional and maintenance services from new and existing customers, and revenues attributable to acquisitions of businesses over the last four fiscal quarters. Revenues attributable to acquisitions of businesses over the last four fiscal quarters accounted for 3% of Kronos' revenue growth in fiscal 2003, 11% in fiscal 2002 and 2% in fiscal 2001. The revenue growth experienced in fiscal 2002 was attributable to the effect of incremental revenues derived from customers obtained from acquisitions of businesses over the preceding four quarters and core business growth resulting from increased demand for Kronos' services. Management presently anticipates that revenue growth will range between 12% - 16% for fiscal 2004.

     Product revenues amounted to $178.6 million, $158.5 million and $154.1 million in fiscal 2003, 2002 and 2001, respectively. Product revenues increased 13% in fiscal 2003, 3% in fiscal 2002 and 1% in fiscal 2001. The principal factors driving product revenue growth in fiscal 2003 were increased demand for Kronos products from new and existing customers, including demand for the newest data collection hardware, as well as software capacity upgrades and platform conversions. Although product revenues increased during fiscal 2003 as compared to the prior year, management believes that the continued economic environment may result in customers deferring or reducing their technology purchases. While management believes the impact on technology purchasing may be temporary, the effect may cause delays or reductions in customer purchases of Kronos products and services in the future. The product revenue growth during fiscal 2002 was attributable to revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers was $2.5 million during fiscal 2003 as compared to $10.7 million in fiscal 2002 and $0.4 million in fiscal 2001, respectively.

     Maintenance revenues amounted to $124.9 million, $105.5 million and $80.4 million in fiscal 2003, 2002 and 2001, respectively. Maintenance revenues increased 18% in fiscal 2003 as compared to 31% and 20% in fiscal 2002 and 2001, respectively. Maintenance revenue from core business accounted for 13% of Kronos' maintenance revenue growth in fiscal 2003 as compared to 14% and 15% of Kronos' maintenance revenue growth in fiscal 2002 and 2001, respectively. Maintenance revenue growth attributable to acquisitions of businesses over the preceeding four quarters was 5% in fiscal 2003, as compared to 17% and 5% in fiscal 2002 and 2001, respectively. The principal increase in maintenance revenues in all periods was the result of expansion of the installed base, an increase in the value of maintenance contracts, and incremental maintenance revenues attributable to customers obtained from the acquisition of businesses. The increase in the value of the maintenance contracts was principally attributable to the platform upgrade of existing customers to Kronos' new products. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts. In fiscal 2003, maintenance revenue growth also benefited from an improvement in the billing process which appropriately captures the effective date of contract reinstatements.

     Professional services revenues amounted to $93.8 million, $78.4 million and $60.8 million in fiscal 2003, 2002 and 2001, respectively. Professional services revenues increased 20% in fiscal 2003, as compared to 29% and 19% in fiscal 2002 and 2001, respectively. Professional services revenue from core business accounted for 16% of Kronos' professional services revenue growth in fiscal 2003 as compared to 17% and 15% of Kronos' professional services revenue growth in fiscal 2002 and 2001, respectively. Professional services revenue growth attributable to acquisitions of businesses over the preceeding four quarters was 4% in fiscal 2003 and 12% and 4% in fiscal 2002 and 2001, respectively. The growth in professional services revenues in fiscal 2003 was primarily due to an increase in demand for professional services accompanying sales to new customers, and an increase in the level of professional services accompanying new and platform conversion sales. The growth in core business professional service revenues in fiscal 2002 and 2001 was attributable to an increase in the level of professional services accompanying new and platform conversion sales, an increase in the level of follow-on services sold to the installed base, and an increase in delivery of professional services resulting from improving the efficiency of Kronos' services organization.

     Deferred maintenance revenues increased 10% from September 30, 2002. Current deferred maintenance revenues increased 13% and long-term deferred maintenance revenues decreased 15% from September 30, 2002. Maintenance revenues have grown at a faster rate than deferred maintenance primarily due to the positive impact on the improvement in the billing process which appropriately captures the effective date of contract reinstatements, as well as the effect of the expiration of multi-year maintenance contracts sold in previous fiscal years. As the multi-year maintenance contracts approach the end of their term, the revenue will remain constant, however, the deferred maintenance revenue balance continues to decrease. The decrease in the long-term portion was due to Kronos' decision to curtail the practice of selling multi-year maintenance contracts. Professional services revenues increased 20% in fiscal 2003, which approximates the 18% growth in deferred professional services revenues from September 30, 2002.

     International revenues, which include revenues from Kronos' international subsidiaries and sales to independent international resellers, amounted to $39.2 million, $27.1 million and $25.6 million in fiscal 2003, 2002 and 2001, respectively. International revenues grew by 45% in fiscal 2003 and 6% in fiscal 2002 and 2001. International revenues amounted to 10%, 8% and 9% of total revenues in fiscal 2003, 2002 and 2001, respectively. The growth in international revenues in fiscal 2003 was primarily attributable to the timing of several large customer orders which were executed during fiscal 2003. Kronos does not believe that the revenue growth experienced in fiscal 2003 is indicative of future results and expects the future year's revenue growth to be more consistent with that experienced in fiscal 2002 and 2001.

     Gross Profit. Gross profit as a percentage of revenues was 61% in fiscal 2003 and 62% in fiscal 2002 and 2001, respectively. The decline in gross profit in fiscal 2003 is primarily attributable to a higher proportion of service revenues, which typically carries a lower gross profit and a decline in service gross profit as compared to fiscal 2002.

     Product gross profit as a percentage of product revenues was 76% in fiscal 2003 and 2002, as compared to 78% in fiscal 2001. Although hardware revenues, which typically carry a lower gross profit than software revenues, were a greater proportion of total product revenues in fiscal 2003 than fiscal 2002, the negative impact on product margin was offset by a decrease in sales of third-party product for resale, which typically carry the lowest product gross profit. The decrease in product gross profit in fiscal 2002, as compared to fiscal 2001, is primarily related to higher production costs attributable to the Kronos 4500(TM) terminal and related modules. This decrease was partially offset by a higher proportion of software sales, which typically carry a higher gross profit than hardware sales.

     Service gross profit as a percentage of professional service and maintenance revenues was 48% in fiscal 2003 as compared to 49% and 44% in fiscal 2002 and 2001, respectively. The decrease in service gross profit in fiscal 2003 was primarily attributable to increased spending in support of Kronos' human resources and payroll product rollout, partially offset by growth in maintenance revenues and further leveraging of the existing support organization to support the increasing customer base. The improvement in gross profit in fiscal 2002, as compared to fiscal 2001, was primarily attributable to increased productivity in the service organization, which was the result of leveraging investments in service systems to more effectively manage the resources required to deliver professional services and customer support.

     Net Operating Expenses. Net operating expenses for fiscal 2003 increased $21.1 million, or 13%, to $187.4 million as compared to an increase of $9.2 million, or 6%, to $166.2 million in fiscal 2002. The increase in actual spending in fiscal 2003 was primarily attributable to investments in personnel and related compensation and support costs in response to increased customer demand and to support the development of new products, as well as increased spending for outside consultants and professional fees. Net operating expenses as a percentage of revenues were 47% in fiscal 2003, as compared to 49% and 53% in fiscal 2002 and 2001, respectively. The decrease in net operating expenses as a percentage of revenues in fiscal 2003 was primarily attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. The decrease in net operating expenses as a percentage of revenues in fiscal 2002 was primarily due to the special charges recorded in the second and third quarters of fiscal 2001 and the elimination of goodwill amortization due to Kronos' adoption of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001. On a proforma basis, excluding the special charge and amortization expense, net operating expenses as a percentage of revenues were 50% in fiscal 2001. Although management intends to decrease operating expenses as a percentage of revenues during fiscal 2004, principally through continued productivity improvements, uncertainty related to the current economic climate and its impact on the timing of customers' purchases, as well as increased investments in productivity programs and infrastructure to support the anticipated increase in sales volume, may prevent decreases in operating expenses as a percentage of revenues from being realized.

     Sales and marketing expenses were $123.9 million, $109.8 million and $99.8 million in fiscal 2003, 2002 and 2001, respectively. Sales and marketing expenses for fiscal 2003 increased $14.2 million, or 13%, as compared to an increase of $10.0 million, or 10% in fiscal 2002. The increase in actual spending in fiscal 2003 was primarily attributable to Kronos' investment in sales personnel and related compensation and support costs to add new customers and to maximize the penetration of existing accounts, additional spending on programs related to the expansion of market awareness of Kronos products and services, as well as additional spending for personnel training. The increase in sales and marketing expenses in fiscal 2002 and 2001 was attributable to Kronos' investments in sales personnel and related support costs, as well as, to a lesser extent, the impact of converting Kronos' reseller operations to direct sales operations. As a percentage of revenues, sales and marketing expenses were 31%, 32% and 34% in fiscal 2003, 2002 and 2001, respectively. The decrease in sales and marketing spending as a percentage of total revenues in fiscal 2003 and 2002 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes. These infrastructure investments include investments in information systems as well as investments in training programs.

     Engineering, research and development expenses were $38.5 million, $37.0 million and $33.3 million in fiscal 2003, 2002 and 2001, respectively. Engineering, research and development expenses increased $1.5 million, or 4%, as compared to an increase of $3.6 million, or 11%, in fiscal 2002. The increase in actual spending in fiscal 2003 was principally attributable to an increase in compensation-related expenses, expenses associated with the introduction of the new human resources and payroll products, as well as an increase in training expenses, partially offset by the reallocation of certain engineering resources focused upon information systems support to general and administrative expenses. The increase in spending in fiscal 2002 was primarily due to an increase in salary-related expenses, partially offset by a reduction in spending related to contract consultants. As a percentage of revenues, engineering, research and development expenses were 10% in fiscal 2003 as compared to 11% in both fiscal 2002 and 2001. The decrease as a percentage of revenues in fiscal 2003, as compared to fiscal 2002, was primarily due to higher sales volume in fiscal 2003. These expenses are net of capitalized software development costs of $12.1 million, $11.2 million and $11.1 million, in fiscal 2003, 2002 and 2001, respectively. The significant project development efforts in fiscal 2003 principally related to further development and enhancement of the Workforce Central(R) suite, Workforce HR(TM), Workforce Payroll(TM), and the Kronos 4500 terminal.

     General and administrative expenses were $25.9 million, $21.2 million and $18.5 million in fiscal 2003, 2002 and 2001, respectively. General and administrative expenses increased $4.7 million, or 22%, in fiscal 2003, as compared to an increase of $2.7 million, or 14% in fiscal 2002. General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal, and human resources support functions. The increase in general and administrative expenses in fiscal 2003 was primarily due to Kronos' investment in personnel and related compensation and support costs (including those costs associated with the previously discussed reallocation of engineering resources to general and administrative expenses), an increase in fees related to tax planning and other professional services, and continued investment in infrastructure to support the growth of operations. The increase in general and administrative expenses in fiscal 2002 is primarily due to Kronos' investment in personnel and other infrastructure to support the growth of operations. As a percentage of revenues, general and administrative expenses were 7% in fiscal 2003 as compared to 6% in fiscal 2002 and 2001.

     Amortization of intangible assets as a percentage of revenues were 1% in fiscal 2003 and 2002, as compared to 3% in fiscal 2001. The decrease in amortization in fiscal 2002 as compared to fiscal 2001 was the result of the elimination of goodwill amortization described in this Annual Report and/or Form 10-K. Other income, net as a percentage of revenues was 1% in fiscal 2003 and 2002, as compared to 2% in fiscal 2001. Other income, net is principally interest income earned from Kronos' cash as well as investments in its marketable securities and financing arrangements.

     Special Charge - Fiscal 2001. A special charge in the amount of $3.7 million was recorded in fiscal 2001. Approximately $3.0 million of the special charge was recorded in the second quarter of fiscal 2001 related to the termination of Kronos' Crosswinds Technology operations. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the standalone operating unit. The $3.0 million charge consisted of $1.6 million in termination costs, $1.3 million for the write-off of intangible assets and $0.1 million in other costs. Approximately $0.7 million of the special charge was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. This charge was the result of management's effort to streamline operations to better align costs with expected revenues. As of September 30, 2002, Kronos did not have any remaining liability related to the special charge.

     Income Taxes. The provision for income taxes as a percentage of pre-tax income was 36.5% in fiscal 2003, 35.2% in fiscal 2002 and 35.0% in fiscal 2001. Kronos' effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials and state income taxes. Management currently anticipates that the income tax rate will decline in fiscal 2004 as Kronos implements certain tax management strategies.

     Newly Issued Accounting Standards. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Kronos accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. Kronos implemented the required disclosure provisions in the three-month period ended March 29, 2003. The adoption of this statement did not have any impact on Kronos' consolidated financial position, results of operations or cash flows and Kronos does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

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

     In October 2003, the FASB issued FIN No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities." This FASB Staff Position deferred the effective date for applying the provisions of FIN No. 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN No. 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

     o    The variable interest entity was created before February 1, 2003.
     o The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN No. 46, other than certain required disclosures.

Kronos currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46-6 will not have a material effect on Kronos' consolidated financial position, results of operations or cash flows.


Liquidity and Capital Resources

     Kronos funds its business through cash generated by operations. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. Kronos believes that it has more than adequate financing to sustain its operations through the next fiscal year.

     Cash, cash equivalents and marketable securities (which includes both short- and long-term securities) amounted to $131.0 million as of September 30, 2003 and $74.7 million as of September 30, 2002. This increase in cash, cash equivalents and marketable securities is due to cash generated from operations. Working capital as of September 30, 2003 amounted to $21.2 million as compared with $2.4 million at September 30, 2002. This increase in working capital is primarily due to an increase in cash resulting from cash provided by operations.

     Cash provided by operations amounted to $82.6 million in fiscal 2003 as compared to $70.2 million and $54.4 million in fiscal 2002 and 2001, respectively. The increase in cash provided by operations in fiscal 2003 is principally attributable to higher net income, an increase in accruals related to taxes and compensation expenses due to the timing of payments, as well as increased non-cash charges that are added back in the calculation of cash flow from operations. These are partially offset by an increase in accounts receivable due to higher sales volume. The increase in cash provided by operations in fiscal 2002 is principally attributable to an increase in net income, collection of accounts receivable from trade customers and the tax benefit from the exercise of stock options. These are partially offset by a reduced rate of increase in Kronos' deferred revenues as well as an increase in cash used due to timing of compensation-related payments.

     Cash used for property, plant and equipment was $11.6 million in fiscal 2003 compared to $11.6 million in fiscal 2002 and $7.6 million in fiscal 2001. Kronos' use of cash for property, plant and equipment in all periods presented includes investments in information system and infrastructure to improve and support expanding operations. Kronos' use of cash for the acquisition of businesses and software in all periods presented was principally related to the acquisitions of specified assets and/or businesses of Kronos' resellers and/or other providers of labor management solutions. In addition, during fiscal 2002, Kronos' use of cash for the acquisition of businesses and software included cash used for the acquisition of the source code license for the Abra Enterprise human resources and payroll software. Kronos is assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Management anticipates making significant capital investments during fiscal 2004 in conjunction with the replacement of information technology systems. These investments could approximate up to 1% of total revenues in fiscal 2004. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities increased by $20.5 million in fiscal 2003 compared to an increase of $8.4 million in fiscal 2002 and an increase of $4.0 million in fiscal 2001.

     Under Kronos' stock repurchase program, Kronos repurchased 535,050 shares of common stock in fiscal 2003 at a cost of $13.2 million, compared to 814,425 shares of common stock at a cost of $21.3 million in fiscal 2002 and 532,012 shares of common stock at a cost of $8.7 million in fiscal 2001. The common stock repurchased under the program is used for Kronos' employee stock option plans and employee stock purchase plan. During the first quarter of fiscal 2003, Kronos received $2.6 million upon the maturity of a call option arrangement. As of September 30, 2003, Kronos did not have any outstanding call option arrangements. Please refer to Note A in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements. Cash provided by operations was sufficient to fund investments in capitalized software development costs, property, plant and equipment and stock repurchases.

     Kronos leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. In addition, certain acquisition agreements contain provisions that require Kronos to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Future minimum rental commitments under operating leases with non-cancelable terms of one year or more, and future payment obligations related to guaranteed payments are as follows (in thousands):


                                                            Payments Due by Period
                                      ---------------------------------------------------------------------
                                                                   More Than       More Than
                                                                   1 Year,         3 Year,
                                                    Less Than      Less Than       Less Than      More Than
Contractual Obligations                Total         1 Year        3 Years         5 Years        5 Years
-----------------------               -------       ---------      ---------       ---------      ---------
Operating lease obligations ..        $34,665        $ 9,441        $14,541        $ 6,364        $ 4,319
Guaranteed payment obligations          3,652          1,713          1,939           --             --
                                      -------        -------        -------        -------        -------
Total ........................        $38,317        $11,154        $16,480        $ 6,364        $ 4,319
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


Certain Factors That May Affect Future Operating Results

     Except for historical matters, the matters discussed in this Annual Report and/or Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Kronos desires to take advantage of the safe harbor provisions of the Act and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties.

     Kronos' actual operating results may differ from those indicated by forward-looking statements made in this Annual Report and/or Form 10-K and presented elsewhere by management from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by Kronos and its competitors, the dependence on Kronos' time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of Kronos' intellectual property and the potential infringement on Kronos' intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below.

     Potential Fluctuations in Results. Kronos' operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including the purchasing patterns of its customers, mix of products and services sold, the ability of Kronos to effectively integrate acquired businesses into Kronos' operations, the timing of the introduction of new products and product enhancements by Kronos and its competitors, the strategy employed by Kronos to enter the human resources and payroll market, market acceptance of new products, competitive pricing pressure and general economic conditions. Kronos historically has realized a relatively larger percentage of its annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of Kronos' product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for Kronos' products weakens or if significant anticipated sales in any quarter do not close when expected, Kronos' revenues for that quarter will be adversely affected. Kronos believes that its operating results for any one period are not necessarily indicative of results for any future period.

     Competition. The employee relationship management ("ERM") market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect Kronos' operating results through price reductions and/or loss of market share. With Kronos' efforts to expand its labor management offering with the recent introduction of its human resources and payroll product suite, Kronos will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of Kronos' human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than Kronos, as well as more experience in delivering human resources and payroll solutions. Although Kronos believes it has core competencies that position it strongly in the marketplace, maintaining Kronos' technological and other advantages over competitors will require continued investment by Kronos in research and development and marketing and sales programs. There can be no assurance that Kronos will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain its competitive advantages. There can be no assurance that Kronos will be able to compete successfully in the human resources and payroll marketplace, and its failure to do so could have a material adverse impact upon its business, prospects, financial condition and operating results.

     Dependence on Time and Labor Product Line. To date, more than 90% of Kronos' revenues have been attributable to sales of labor management systems and related services. Although Kronos has introduced products for the licensed human resources and payroll market during fiscal 2002, Kronos expects that its dependence on the time and labor product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause Kronos' time and labor products to lose market acceptance or experience significant price erosion, adversely affecting the results of Kronos' operations.

     Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for ERM systems. Kronos' future success will depend largely on its ability to enhance the capabilities and increase the performance of its existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of its customers. Although Kronos is continually seeking to further enhance its ERM offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that Kronos' competitors will not develop and market products which are superior to Kronos' products or achieve greater market acceptance.

     Dependence on Alternate Distribution Channels. Kronos markets and sells its products through its direct sales organization, independent resellers and ADP under an OEM agreement. In fiscal 2003, approximately 10% of Kronos' revenue was generated through sales to resellers and ADP. Management does not anticipate that its entrance into the human resources and payroll market will have a negative impact on its relationship with ADP. During fiscal 2003, Kronos and ADP signed an agreement extending their business relationship for an additional term of five years. However, a reduction in the sales efforts of either Kronos' major resellers or ADP, or termination or changes in their relationships with Kronos, could have a material adverse effect on the results of Kronos' operations.

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

Additional Stock Option Program Information

     Option Program Description. The Company intends that its stock option program be its primary vehicle for offering long-term incentives and rewarding its executives and key employees. Stock options are granted to key employees based upon prior performance, the importance of retaining their services for the Company and the potential for their performance to help the Company attain its long-term goals. However, there is no set formula for the award of options to individual executives or employees.

Stock options are generally granted annually in conjunction with the Compensation Committee's formal review of the individual performance of its key executives, including its Chief Executive Officer, and their contributions to the Company. In fiscal 2003, 76% of the options granted went to employees other than the top five officers ("Named Executive Officers"). All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest in four equal annual installments beginning one year from the date of grant and have a contractual life of four years and six months.

The presentation of share and per share amounts have been restated to reflect the Company's three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

         Distribution and Dilutive Effect of Options.

Employee and Executive Option Grants as of September 30,

                                           2003           2002          2001
                                           -----          -----         -----
Net grants during period as % of            4.1%           4.7%          4.2%
outstanding shares
Grants to Named Executive Officers*        24.1%          25.3%         17.0%
during period as % of options granted
Grants to Named Executive Officers*         1.0%           1.2%          0.7%
during period as % of shares outstanding


*The following individuals are Kronos' Named Executive Officers for fiscal 2003:

Mark S. Ain           Chief Executive Officer and Chairman

Paul A. Lacy          Executive Vice President, Chief Financial and
                      Administrative Officer

Aron J. Ain           Executive Vice President, Chief Operating Officer

Peter C. George       Vice President, Engineering and Chief Technology Officer

James Kizielewicz     Vice President, Marketing and Corporate Strategy

The figures for fiscal 2002 and 2001 reflect the Named Executive Officers as reported in the Company's definitive proxy statement for those years.

         General Option Information.

Summary of Option Activity
(in thousands, except per share data)


                                                                Weighted-Average
                                   Shares Available  Number of   Exercise Price
                                     for Options      Shares        per Share
                                   ----------------  ---------  ----------------
Outstanding at September 30, 2002        2,436         3,962          $15.45

                Grants                  (1,243)        1,243           16.91
                Exercises                  --         (1,415)          12.95


                Cancellations (1)           36          (150)          16.22
                                         -----         -----          ------
Outstanding at September 30, 2003        1,229         3,640          $16.89
                                         =====         =====          ======


     (1) Includes 114,000 shares cancelled under the 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002.

In-the-Money and Out-of-the-Money Option Information as of September 30, 2003 (in thousands, except per share data)


                                    Exercisable             Unexercisable              Total
                                ---------------------    --------------------    --------------------
                                            Weighted-               Weighted-               Weighted-
                                             Average                 Average                 Average
                                            Exercise                Exercise                Exercise
                                            Price per               Price per               Price per
                                Shares        Share      Shares       Share      Shares       Share
                                ------        -----      ------       -----      ------       -----

In-the-Money ............          645        $16.61     2,995        $16.95     3,640        $16.89

Out-of-the-Money (1) ....           --            --        --            --        --            --
                                  ----        ------     -----        ------     -----        ------

Total Options Outstanding          645        $16.61     2,995        $16.95     3,640        $16.89
                                  ====        ======     =====        ======     =====        ======


     (1) Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $35.27 at the end of the fiscal year.

     Executive Options. The following tables summarize option grants and exercises during the fiscal year ended September 30, 2003 to the Company's Named Executive Officers and the value of the options held by such persons at the end of fiscal 2003.

Options Granted to Named Executive Officers


                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                              Annual Rates of
                                                                                                Stock Price
                                                                                              Appreciation for
                                                Individual Grants                              Option Term(4)
                               -----------------------------------------------------      ------------------------
                               Number of       Percent of
                               Securities     Total Options
                               Underlying      Granted to     Exercise
                                Options       Employees in     or Base
                                Granted         Friscal       Price per   Expiration
Name                              (1)           Year (2)      Share (3)      Date           5%              10%
----                           ----------     -------------   ---------   ----------        --              ---

Mark S. Ain ............          90,000          7.2%         $16.57     04/07/07        $366,775        $801,444
CEO and Chairman

Paul A. Lacy ...........          60,000          4.8%          16.57     04/07/07         244,517         534,296
Exec. V.P. and Chief
Financial and
Administrative Officer

Aron J. Ain ............          60,000          4.8%          16.57     04/07.07         244,517         534,296
Exec. V.P. and Chief
Operating Officer

Peter C. George ........          45,000          3.6%          16.57     04/07/07         183,388         400,722
V.P., Engineering and
Chief Technology Officer

James Kizielewicz ......          45,000          3.6%          16.57     04/07/07         183,388         400,722
V.P., Marketing and
Corporate Strategy


(1) Each option vests in four equal annual installments commencing one year from the date of grant.

(2) Based on an aggregate of 1,242,600 shares subject to options granted to employees of the Company in fiscal 2003.

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

Option Exercises and Remaining Holdings of Named Executive Officers



                                                                     Number of Securities
                                                                          Underlying              Value of Unexercised
                                                                     Unexercised Options         In-The-Money Options at
                                                                     at Fiscal Year-End            Fiscal Year-End (2)
                                   Shares
                                 Acquired on      Value Realized        Exercisable/                 Exercisable/
Name                              Exercise             (1)              Unexercisable                Unexercisable
----                             -----------      --------------     --------------------        -----------------------

Mark S. Ain ..........             101,250          $1,890,675          144,000/229,500          $2,688,360/4,154,130


Paul A. Lacy .........             102,375           1,920,668           16,875/147,750             262,894/2,658,874

Aron J. Ain ..........             116,438           2,147,980            2,813/147,750              16,706/2,658,874


Peter C. George ......              25,875             459,189           54,000/110,250           1,056,660/1,997,310

James Kizielewicz ....              58,500           1,118,055            2,250/112,500              13,365/2,013,930



(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2) Based on the fair market value of the common stock on September 30, 2003 ($35.27), the last day of the Company's 2003 fiscal year, less the option exercise price.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Kronos is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments, foreign currency fluctuations and decreases in its common stock price affecting capped call options. Refer to Note A, "Summary of Significant Accounting Policies", in the Notes to Consolidated Financial Statements for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Kronos' marketable securities that expose it to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2003, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Kronos' exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 2003, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose the Company to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

     Kronos has periodically entered into short-term capped call options in conjunction with its stock repurchase initiatives. During the first quarter of fiscal 2003, Kronos received $2.6 million upon the maturity of a call option arrangement. For more information on this call option, please refer to Note A in the Notes to Condensed Consolidated Financial Statements. As of September 30, 2003, there were no capped call option arrangements outstanding.

Item 8. Financial Statements and Supplementary Data

     The financial  statements and supplementary  data are included herein under
Item 6 and in the Consolidated Financial Statements and related notes thereto. See Item 15 of this Form 10-K.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and
     (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registrant

     Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" in Part I, following
Item 4 of this Form 10-K. Information relating to the directors is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 under the captions "Election of Directors" and "Board of Directors and Committees."

Item 11. Executive Compensation

     Incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 under the following captions: "Director Compensation," "Executive Compensation," "Option Grants and Exercises," "Equity Compensation Plan Information," and "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 under the caption "Security Ownership of Certain Beneficial Owners and Management." The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 under the caption "Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions

     Information related to executive officers' retention agreements is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 under the caption "Employment Contracts and Retention Agreements."

Item 14. Principal Accountant Fees and Services

     Incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 under the caption "Relationship with Independent Auditors."

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements

     The following are filed as a part of this report:

     1. Financial Statements                                               Page
                                                                           ----
        Consolidated Statements of Income for the Years Ended              F-1
           September 30, 2003, 2002 and 2001

        Consolidated Balance Sheets as of September 30, 2003 and 2002      F-2

        Consolidated Statements of Shareholders' Equity for
           the Years Ended September 30, 2003, 2002 and 2001               F-3

        Consolidated Statements of Cash Flows for the Years Ended
           September 30, 2003, 2002 and 2001                               F-4

        Notes to Consolidated Financial Statements                         F-5

        Report of Ernst & Young LLP, Independent Auditors                  F-25

     2.  Financial Statement Schedules

Information required by schedule II is shown in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(b)   Reports on Form 8-K

     On July 24, 2003, the Company  furnished a Current Report on Form 8-K under
Item 12, containing a copy of its earnings release, dated July 24, 2003, for the period ended June 28, 2003.

     On October 28, 2003, the Company furnished a Current Report on Form 8-K under Item 12, containing a copy of its earnings release, dated October 28, 2003, for the period ending September 30, 2003.

     On October 7, 2003, the Company furnished a Current Report on Form 8-K under Item 5, containing a copy of its press release announcing the declaration of a three-for-two stock split of the Company's common stock, in the form of a 50% common stock dividend.


(c)   Exhibits

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index following the audit report to this Form 10-K and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 2003.


                                           KRONOS INCORPORATED

                                           By  /s/ Mark S. Ain
                                           -------------------------------------
                                                   Mark S. Ain
                                           Chief Executive Officer
                                           and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2003.

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


/s/ D. Bradley McWilliams       Director
-------------------------
    D. Bradley McWilliams


/s/ Lawrence Portner            Director
-------------------------
    Lawrence Portner


/s/ Samuel Rubinovitz           Director
-------------------------
    Samuel Rubinovitz


/s/ David B. Kiser              Director
-------------------------
    David B. Kiser


Consolidated Statements of Income                             In thousands, except share and per share data


Year Ended September 30,
                                                              2003                 2002                 2001
                                                          ------------         ------------         ------------
Net revenues:
    Product ......................................        $    178,607         $    158,466         $    154,064
    Maintenance ..................................             124,911              105,519               80,393
    Professional services ........................              93,837               78,392               60,833
                                                          ------------         ------------         ------------
                                                               397,355              342,377              295,290
Cost of sales:
    Costs of product .............................              42,507               37,577               33,993
    Costs of maintenance and professional services             112,897               94,061               78,808
                                                          ------------         ------------         ------------
                                                               155,404              131,638              112,801
                                                          ------------         ------------         ------------
        Gross profit .............................             241,951              210,739              182,489
Operating expenses and other income:
    Sales and marketing ..........................             123,937              109,780               99,767
    Engineering, research and development ........              38,463               36,970               33,333
    General and administrative ...................              25,884               21,196               18,520
    Amortization of intangible assets ............               3,481                2,970                7,557
    Other income, net ............................              (4,375)              (4,668)              (5,768)
    Special charge ...............................                --                   --                  3,689
                                                          ------------         ------------         ------------
                                                               187,390              166,248              157,098
                                                          ------------         ------------         ------------

        Income before income taxes ...............              54,561               44,491               25,391
Provision for income taxes .......................              19,895               15,664                8,887
                                                          ------------         ------------         ------------
        Net income ...............................        $     34,666         $     28,827         $     16,504
                                                          ============         ============         ============

Net income per common share:
        Basic ....................................        $       1.16         $       0.98         $       0.59
                                                          ============         ============         ============
        Diluted ..................................        $       1.12         $       0.94         $       0.57
                                                          ============         ============         ============

Weighted-average common shares outstanding:
        Basic ....................................          29,834,942           29,413,316           28,134,765
                                                          ============         ============         ============
        Diluted ..................................          31,003,019           30,543,812           29,019,492
                                                          ============         ============         ============


          See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets                                                          In thousands, except share and per share data


September 30,                                                                                         2003             2002
                                                                                                   ----------       ----------

                                              ASSETS
Current assets:
     Cash and equivalents ..................................................................       $  69,884        $  34,117
     Marketable securities .................................................................          17,056           16,096
     Accounts receivable, less allowances of $7,833 ........................................          84,275           84,128
         at September 30, 2003 and $9,697 at September 30, 2002
     Deferred income taxes .................................................................           8,427            6,893
     Other current assets ..................................................................          18,649           17,835
                                                                                                   ---------        ---------
             Total current assets ..........................................................         198,291          159,069

Property, plant and equipment, net .........................................................          39,263           38,635
Marketable securities ......................................................................          44,065           24,534
Intangible assets ..........................................................................          22,938           20,545
Goodwill ...................................................................................          70,446           56,167
Capitalized software, net ..................................................................          23,012           22,237
Other assets ...............................................................................          14,791           11,837
                                                                                                   ---------        ---------
             Total assets ..................................................................       $ 412,806        $ 333,024
                                                                                                   =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................................       $   6,584        $   6,212
     Accrued compensation ..................................................................          35,655           32,674
     Accrued expenses and other current liabilities ........................................          16,169           10,831
     Deferred product revenues .............................................................           3,387            6,853
     Deferred professional service revenues ................................................          39,745           33,551
     Deferred maintenance revenues .........................................................          75,505           66,550
                                                                                                   ---------        ---------
             Total current liabilities .....................................................         177,045          156,671

Deferred maintenance revenues ..............................................................           7,319            8,588
Deferred income taxes ......................................................................           8,190            4,565
Other liabilities ..........................................................................           3,655            3,531

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:  authorized 1,000,000 shares,
         no shares issued and outstanding ..................................................            --               --
     Common Stock, par value $.01 per share:  authorized 50,000,000 shares, 30,439,778 and
         29,867,928 shares issued at September 30, 2003 and September 30, 2002, respectively             304              299
     Additional paid-in capital ............................................................          38,110           31,394
     Retained earnings .....................................................................         177,841          143,175
     Cost of Treasury Stock (260 shares and 549,093 shares at
         September 30, 2003 and September 30, 2002, respectively) ..........................              (6)         (14,020)
     Accumulated other comprehensive income/(loss):
         Foreign currency translation ......................................................              (8)          (1,372)
         Net unrealized gain on available-for-sale investments .............................             356              193
                                                                                                   ---------        ---------
                                                                                                         348           (1,179)

             Total shareholders' equity ....................................................         216,597          159,669
                                                                                                   ---------        ---------
             Total liabilities and shareholders' equity ....................................       $ 412,806        $ 333,024
                                                                                                   =========        =========


          See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

                                                                          In thousands


                                                                              Accumulated
                                       Common Stock     Additional                Other        Treasury Stock
                                     ----------------    Paid-in     Retained Comprehensive   ----------------
                                     Shares    Amount    Capital     Earnings Income (Loss)   Shares    Amount      Total
                                     ----------------   ----------   -------- -------------   ----------------     --------

Balance at September 30, 2000 ..     28,428      $285     $23,683    $ 97,844    $(1,366)     698    $(12,656)     $107,790

 Net income ....................         --        --          --      16,504         --       --          --        16,504
 Foreign currency translation ..         --        --          --          --       (518)      --          --          (518)
 Net unrealized gain on
   available-for-sale securities         --        --          --          --        400       --          --           400
                                                                                                                   --------
   Comprehensive income ........         --        --          --          --         --       --          --        16,386

 Proceeds from exercise of
   stock options ...............        303         3      (6,660)         --         --     (891)     15,560         8,903
 Proceeds from employee stock
   purchase plan ...............         --        --      (2,053)         --         --     (327)      5,534         3,481
 Purchase of treasury stock ....         --        --          --          --         --      665     (11,026)      (11,026)
 Tax benefit from the exercise
     of stock options and other          --        --       5,482          --         --       --          --         5,482
                                     ------      ----     -------    --------    -------   -------   --------      --------

Balance at September 30, 2001 ..     28,731       288      20,452     114,348     (1,484)     145      (2,588)      131,016

 Net income ....................         --        --          --      28,827         --       --          --        28,827
 Foreign currency translation ..         --        --          --          --        424       --          --           424
 Net unrealized loss on
   available-for-sale securities         --        --          --          --       (119)      --          --          (119)
                                                                                                                   --------
   Comprehensive income ........         --        --          --          --         --       --          --        29,132

 Proceeds from exercise of
   stock options ...............      1,012        10       4,115          --         --     (411)     10,041        14,166
 Proceeds from employee stock
   purchase plan ...............        125         1         402          --         --     (125)      3,666         4,069
 Purchase of treasury stock ....         --        --         (13)         --         --      940     (25,139)      (25,152)
 Tax benefit from the exercise
     of stock options and other          --        --       9,248          --         --       --          --         9,248
 Net investment in call options          --        --      (2,810)         --         --       --          --        (2,810)
                                     ------     ------   ---------   --------    -------   -------   --------      --------

Balance at September 30, 2002 ..     29,868       299      31,394     143,175     (1,179)     549     (14,020)      159,669

 Net income ....................         --        --          --      34,666         --       --          --        34,666
 Foreign currency translation ..         --        --          --          --      1,364       --          --         1,364
 Net unrealized gain on
   available-for-sale securities         --        --          --          --        163       --          --           163
                                                                                                                   --------
   Comprehensive income ........         --        --          --          --         --       --          --        36,193

 Proceeds from exercise of
   stock options ...............        441         4      (6,158)         --         --     (975)     24,489        18,335
 Proceeds from employee stock
   purchase plan ...............        131         1       1,238          --         --     (165)      4,214         5,453
 Purchase of treasury stock ....         --        --         (15)         --         --      591     (14,689)      (14,704)
 Tax benefit from the exercise
     of stock options and other          --        --       9,054          --         --       --          --         9,054
 Proceeds from call options ....         --        --       2,597          --         --       --          --         2,597
                                     ------      ----     -------    --------    -------   -------   --------      --------

Balance at September 30, 2003 ..     30,440      $304     $38,110    $177,841    $   348       --    $     (6)     $216,597
                                     ======      ====     =======    ========    =======   =======   ========      ========

        See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows                                               In thousands


Year Ended September 30,                                                  2003          2002          2001
                                                                        --------      --------      --------
Operating activities:
  Net income ......................................................     $ 34,666      $ 28,827      $ 16,504
  Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
       Depreciation ...............................................       11,210         9,513         8,362
       Amortization of intangible assets ..........................        3,481         2,970         7,557
       Amortization of capitalized software .......................       11,470         9,511         8,249
       Provision for deferred income taxes ........................        2,223         4,759         1,976
       Changes in certain operating assets and liabilities:
          Accounts receivable, net ................................       (3,005)        4,724        (5,659)
          Deferred product revenues ...............................       (3,545)        2,716         3,049
          Deferred professional service revenues ..................        4,853         2,216         5,524
          Deferred maintenance revenues ...........................        3,092        (1,282)          771
          Accounts payable, accrued compensation
          and other liabilities ...................................        6,347           226         3,887
          Taxes payable ...........................................        2,431        (2,118)       (1,039)
          Non-cash portion of special charge ......................         --            --           1,753
          Other ...................................................          315        (1,096)       (2,043)
       Tax benefit from exercise of stock options and other .......        9,054         9,248         5,482
                                                                        --------      --------      --------
          Net cash and equivalents provided by operating activities       82,592        70,214        54,373
Investing activities:
  Purchase of property, plant and equipment .......................      (11,559)      (11,557)       (7,585)
  Capitalized internal software development costs .................      (12,128)      (11,216)      (11,059)
  Increase in marketable securities ...............................      (20,491)       (8,417)       (3,974)
  Acquisitions of businesses and software, net of cash acquired ...      (15,605)      (31,859)      (19,506)
                                                                        --------      --------      --------
          Net cash and equivalents used in investing activities ...      (59,783)      (63,049)      (42,124)
Financing activities:
  Net proceeds from exercise of stock options and
    employee purchase plans .......................................       23,788        18,235        12,384
  Purchase of treasury stock ......................................      (14,704)      (25,152)      (11,026)
  Proceeds from (net investment in) call options ..................        2,597        (2,810)         --
                                                                        --------      --------      --------
          Net cash and equivalents provided by/(used in)
             financing activities .................................       11,681        (9,727)        1,358

Effect of exchange rate changes on cash and equivalents ...........        1,277           118          (247)
                                                                        --------      --------      --------
Increase (decrease) in cash and equivalents .......................       35,767        (2,444)       13,360
Cash and equivalents at the beginning of the period ...............       34,117        36,561        23,201
                                                                        --------      --------      --------
Cash and equivalents at the end of the period .....................     $ 69,884      $ 34,117      $ 36,561
                                                                        ========      ========      ========


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED


NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2003 presentation. The Company operates in one business segment, the development, manufacturing and marketing of employee relationship management systems that improve workforce productivity and the utilization of labor resources.

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

Translation of Foreign Currencies: The assets and liabilities of the Company's foreign subsidiaries are denominated in each country's local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders' equity.

Stock Split: On September 26, 2003, the Company's Board of Directors approved a three-for-two stock split, effective on October 7, 2003, in the form of a 50% stock dividend. This stock dividend was paid on October 31, 2003 to stockholders of record as of October 20, 2003. Accordingly, the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split.

Cash Equivalents: Cash equivalents consist of highly liquid investments with maturities of three months or less at date of acquisition.

Marketable Securities: The Company's marketable securities consist of United States government agency bonds, corporate bonds and state revenue bonds. Bonds with a maturity of 12 months or longer at the balance sheet date are classified as non-current marketable securities. At September 30, 2003, no bonds had effective maturities that extend beyond October 2008. Marketable securities are carried at fair value as determined from quoted market prices. Interest income earned on the Company's cash, cash equivalents and marketable securities are included in other income, net and amounted to $1,779,000, $1,740,000, and $2,490,000, in fiscal 2003, 2002 and 2001, respectively.

Financial Instruments: The carrying value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, current and non-current accounts receivable and accounts payable, approximated their fair value at September 30, 2003 and September 30, 2002, respectively, due to the short-term nature of these instruments.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

                                                          Estimated
Assets                                                   Useful Life
--------------------------------------------------------------------------------
Building                                                  30 years
Machinery, equipment and software                         3-5 years
Furniture and fixtures                                    8-10 years
Leasehold improvements                                Shorter of economic
                                                      life or lease-term

Valuation of Intangible Assets and Goodwill: In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit's fair value. The Company has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. No impairment was recorded during fiscal 2003. See Note G for a discussion of the Company's impairment tests and related results.

Revenue Recognition: The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, which include ADP and other independent resellers. Substantially all of the Company's software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company's end-user customers and indirect channel customers are generally recognized using the residual method when:

o Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;
o Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;
o The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;
o    Collectibility is probable; and
o Vendor-specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

     Revenues from maintenance services are recognized ratably over the term of the maintenance contract period based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract's renewal rate. Maintenance services are typically stated separately in an arrangement. The Company has classified the allocated fair value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability. Revenues from time and material maintenance services are recognized as the services are delivered.

     Revenues from professional services are generally recognized based on vendor-specific objective evidence of fair value when:

o A non-cancelable agreement for the services has been signed or a customer's purchase order has been received; and
o    The professional services have been delivered.

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company's experience in completing product implementations, it has determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

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

     Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. These arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The term of these arrangements typically range between 18 and 48 months. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, the Company will initially defer the revenue and recognize when collection becomes probable, which typically is when payment is due assuming all other conditions for revenue recognition have been satisfied.

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

Capitalization of Software Development Costs: Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software.

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      September 30,
                                          --------------------------------------
                                          2003            2002         2001
--------------------------------------------------------------------------------
Expected volatility                       60.0%           55.8%        50.9%
Risk-free interest rate                    2.5%            3.9%         5.6%
Expected lives (in years)                  4.0             4.0          4.0


The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 2002 and 2001 was $8.17 and $6.36, respectively. The weighted-average fair value of options granted under the 2002 Equity Incentive Plan during fiscal 2003 and 2002 was $8.07 and $12.63, respectively.

For purposes of the pro forma disclosure below, the estimated fair value of the Company's stock-based compensation plan and the estimated benefit derived from the Company's 1992 Employee Stock Purchase Plan is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per share for the years ended September 30, 2003, 2002 and 2001 are as follows (in thousands, except per share data):



                                                     2003           2002             2001
                                                     ----           ----             ----

Net income, as reported ..................        $ 34,666        $ 28,827        $   16,504
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects ......................           7,533           6,821             4,764
                                                  --------        --------        ----------

Pro forma net income .....................        $ 27,133        $ 22,006        $   11,740
                                                  ========        ========        ==========

Earnings per share:
      Basic - as reported ................        $   1.16        $   0.98        $     0.59
                                                  ========        ========        ==========
      Basic - pro forma ..................        $   0.91        $   0.75        $     0.42
                                                  ========        ========        ==========

      Diluted - as reported ..............        $   1.12        $   0.94        $     0.57
                                                  ========        ========        ==========
      Diluted - pro forma ................        $   0.88        $   0.72        $     0.40
                                                  ========        ========        ==========


Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options (see Notes M and N).

Derivatives: The Company from time to time holds foreign currency forward exchange contracts having durations of no more than 12 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payables due from the Company's foreign subsidiaries. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes in the fair value are recognized in other comprehensive income until the gain or loss of the hedged item is recognized in earnings, at which time the change in the fair value is reclassified to earnings. For fiscal 2003, the difference between the cumulative change in the fair value of the hedge instruments and the cumulative change in the value of the hedged transactions was not material. As of September 30, 2003, the fair value of these forward contracts was not material. In addition, the Company has periodically entered into a limited number of call option arrangements. A call option arrangement provides the Company an opportunity to lock in a repurchase price for shares under the Company's stock repurchase program. There are no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to these call option arrangements. The Company has classified the call option arrangements as an equity instrument in accordance with the provisions of Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." A call option matured during fiscal 2003. At maturity, the Company's stock price exceeded the strike price of $16.67 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which was credited to additional paid-in capital. If at maturity, the Company's stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. As of September 30, 2003, there were no call option arrangements outstanding.

Newly Issued Accounting Standards:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Kronos accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. Kronos implemented the required disclosure provisions in the three-month period ended March 29, 2003. The adoption of this statement did not have any impact on Kronos' consolidated financial position, results of operations or cash flows and Kronos does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

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

In October 2003, the FASB issued FIN No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities." This FASB Staff Position deferred the effective date for applying the provisions of FIN No. 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN No. 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

o    The variable interest entity was created before February 1, 2003.
o The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN No. 46, other than certain required disclosures.

Kronos currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46-6 will not have a material effect on Kronos' consolidated financial position, results of operations or cash flows.


NOTE B--Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, independent resellers and an OEM agreement with ADP. The Company's resellers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews a customer's (including reseller's) credit history before extending credit and generally does not require collateral. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends and other information.

NOTE C - Marketable Securities

The following is a summary of marketable securities (in thousands):

                                                            Gross          Gross         Estimated
                                                          Unrealized     Unrealized        Fair
                                              Cost          Gains          Losses          Value
                                             -------      ----------     ----------      ---------
September 30, 2003
       Available-for-sale securities:
         United States government
           and agency debt securities        $13,019        $    57        $    10        $13,066
         Municipal debt securities            36,229            243             19         36,453
         U.S. corporate securities            11,517            120             35         11,602
                                             -------        -------        -------        -------
                                             $60,765        $   420        $    64        $61,121
                                             =======        =======        =======        =======

September 30, 2002
       Available-for-sale securities:
         United States government
           and agency debt securities        $ 5,605        $    40        $  --          $ 5,645
         Municipal debt securities            15,982             17            120         15,879
         U.S. corporate securities            18,850            281             25         19,106
                                             -------        -------        -------        -------
                                             $40,437        $   338        $   145        $40,630
                                             =======        =======        =======        =======


The Company recorded gross proceeds from the sale of available-for-sale securities of $43.1 million, $22.5 million and $23.7 million in fiscal 2003, 2002 and 2001, respectively, and recorded a gross realized gain of $434,000 and $298,000 in fiscal 2003 and 2002, respectively, and a gross realized loss of $296,000 in fiscal 2001. In fiscal 2003, 2002 and 2001, the net unrealized gain of $163,000, the net unrealized loss of $119,000, and the net unrealized gain of $400,000, respectively, is included as a separate component of shareholders' equity.

The amortized costs and estimated fair value of debt securities at September 30, 2003 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

                                                                   Estimated
                                                                     Fair
                                                   Cost              Value
                                                   ----            ---------
Available-for-sale securities:
  Due in one year or less                        $16,972            $17,056
  Due after one year through two years            24,115             24,211
  Due after two years through four years          18,490             18,671
  Due after four years                             1,188              1,183
                                                ---------          ---------
                                                 $60,765            $61,121
                                                =========          =========

NOTE D -Accounts Receivable

Accounts receivable consists of the following (in thousands):


                                                                September 30,
                                                   ----------------------------------------
                                                     2003            2002            2001
                                                   --------        --------        --------
Trade accounts receivable .................        $ 92,108        $ 93,825        $ 88,202
Non-current trade accounts receivable .....          14,435          11,386          12,679
                                                   --------        --------        --------
                                                    106,543         105,211         100,881

Less:
Allowance for doubtful accounts ...........           4,455           6,546           5,099
Allowance for sales returns and adjustments           3,378           3,151           3,524
                                                   --------        --------        --------
                                                      7,833           9,697           8,623
                                                   --------        --------        --------

                                                   $ 98,710        $ 95,514        $ 92,258
                                                   ========        ========        ========


Non-current trade accounts receivable relate to balances not due within the next 12 months and are included in other assets.


Allowance activity consists of the following (in thousands):

                                                         September 30,
                                            ---------------------------------------
                                              2003           2002            2001
                                            -------         -------         -------
Beginning balance ..................        $ 9,697         $ 8,623         $ 7,462

Plus:
Provisions .........................          1,183             924           2,357
Acquired accounts receivable reserve           --             1,628            --
Recoveries .........................         (1,077)           (365)           --
                                            -------         -------         -------
                                                106           2,187           2,357

Less:
Write-offs .........................         (1,970)         (1,113)         (1,196)
                                            -------         -------         -------

                                            $ 7,833         $ 9,697         $ 8,623
                                            =======         =======         =======


In fiscal 2001 provisions of $2,357,000 included reserves for specific accounts, which were substantially recovered during fiscal 2003 and 2002. In fiscal 2002, $1,628,000 was reserved for accounts receivable acquired via acquisitions and recorded through purchase accounting. Charges against the allowances of $1,970,000, $1,113,000, and $1,196,000 in fiscal 2003, 2002 and 2001, respectively, principally relate to uncollectible accounts written off. Included in the fiscal 2003 charges were $1,284,000 of write-offs of acquired accounts receivable. It is the Company's practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.


NOTE E - Other Current Assets

Other current assets consists of the following (in thousands):

                                                       September 30,
                                             --------------------------------
                                               2003                    2002
                                             -------                  -------
Inventory                                    $ 5,197                  $ 6,492
Prepaid expenses                              13,452                   11,343
                                             -------                  -------
    Total                                    $18,649                  $17,835
                                             =======                  =======

NOTE F--Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                                        September 30,
                                                  -------------------------
                                                    2003             2002
                                                  --------          -------

Land                                              $  2,810          $ 2,810
Building                                            13,522           13,522
Machinery, equipment and software                   69,366           62,038
Furniture and fixtures                              15,503           13,768
Leasehold improvements                               6,925            5,870
                                                  --------          -------
                                                   108,126           98,008
Less accumulated depreciation                       68,863           59,373
                                                  --------          -------
                                                  $ 39,263          $38,635
                                                  ========          =======


NOTE G--Goodwill and Other Intangible Assets - Adoption of Statements 141 and
        142


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

During the three-month period ended September 30, 2003, the Company completed its annual testing of the impairment of goodwill, as of June 29, 2003. As a result of the test, the Company has concluded that no impairment of goodwill existed as of June 29, 2003. Therefore, as a result of this impairment test, no impairment was recorded in fiscal 2003.

The following table presents the impact of the new standards related to goodwill amortization (and related tax effects) on net income and earnings per share, as if they had been in effect for the fiscal year ended September 30, 2001 (in thousands, except per share data).


                                                 Twelve Months Ended

                                                    September 30,
                                   ----------------------------------------------
                                      2003              2002              2001
                                   ----------        ----------        ----------
Reported net income .......        $   34,666        $   28,827        $   16,504
    Add back:  Goodwill
amortization ..............              --                --               3,544
                                   ----------        ----------        ----------
    Adjusted net income ...        $   34,666        $   28,827        $   20,048
                                   ==========        ==========        ==========

Basic earnings per share:
    Reported net income ...        $     1.16        $     0.98        $     0.59
    Goodwill amortization .              --                --                0.13
                                   ----------        ----------        ----------
    Adjusted net income ...        $     1.16        $     0.98        $     0.71
                                   ==========        ==========        ==========

Diluted earnings per share:
    Reported net income ...        $     1.12        $     0.94        $     0.57
    Goodwill amortization .              --                --                0.12
                                   ----------        ----------        ----------
    Adjusted net income ...        $     1.12        $     0.94        $     0.69
                                   ==========        ==========        ==========


Certain earnings per share amounts may not sum to the total due to rounding.

Acquired intangible assets subject to amortization are presented in the following table (in thousands).


                                          Weighted
                                          Average     Gross
                                          Life in    Carrying     Accumulated       Net Book
                                           Years       Value      Amortization       Value
                                          --------   --------     ------------      --------
As of September 30, 2003:

Intangible assets:
    Customer related ........                9.7      $21,327        $ 9,261        $12,066

    Maintenance relationships               11.9        8,092          1,101          6,991

    Tax benefits ............               10.7        2,144            527          1,617

    Non-compete agreements ..                4.0        4,060          1,796          2,264
                                                      -------        -------        -------

Total intangible assets .....                         $35,623        $12,685        $22,938
                                                      =======        =======        =======


As of September 30, 2002:

Intangible assets:
    Customer related ........                9.5      $19,166        $ 6,851        $12,315

    Maintenance relationships               11.9        6,267            535          5,732

    Tax benefits ............               10.7        2,127            309          1,818

    Non-compete agreements ..                5.1        1,908          1,228            680
                                                      -------        -------        -------

Total intangible assets .....                         $29,468        $ 8,923        $20,545
                                                      =======        =======        =======



The amount of goodwill acquired during fiscal 2003 and 2002 is $14.3 million and $22.0 million, respectively.

During fiscal 2003, the Company recorded amortization expense for intangible assets of $3.5 million. The estimated annual amortization expense for intangible assets for the next five fiscal years is as follows (in thousands):


          Fiscal Year Ending                     Estimated Annual
            September 30,                      Amortization Expense
          ------------------                   --------------------

                 2004                                   $3,791
                 2005                                    3,293
                 2006                                    2,865
                 2007                                    2,476
                 2008                                    2,370

NOTE H--Acquisitions

On May 16, 2003, the Company completed the acquisition of the Abra Enterprise customer base from Best Software. The aggregate purchase price was not material to the Company's financial position. The results of operations related to the purchase of these customers, which is not material to the Company's results of operations, have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company gained access to the existing Abra Enterprise customers through its direct sales and service organizations, which broadens the Company's presence in the human resources and payroll market. In addition, the Company gained access to the existing maintenance revenue stream from these customers. The deferred revenue related to the maintenance revenue stream, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On May 6, 2003, the Company completed the acquisition of certain assets of Simplex International Pty Ltd. ("Simplex International"). Based in Australia, Simplex International was engaged in the marketing, selling, supporting and maintaining integrated workforce management software solutions. The aggregate purchase price was not material to the Company's financial position. The results of Simplex International's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company expects to increase its presence in the mid-market sector in Australia, through its subsidiary in Australia, Kronos Australia Pty. Ltd. The mid market sector includes companies with between 250 and 1,000 employees. In connection with the acquisition, the Company assumed obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On March 11, 2003, the Company completed the acquisition of certain assets of Ban-koe Systems, Inc. ("BKS"), the former Minnesota-based Kronos reseller. The aggregate purchase price was not material to the Company's financial position. The results of BKS's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. BKS was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a reseller relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in several states (including Michigan, Illinois, Iowa, Wisconsin, and Minnesota) through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from BKS customers. In connection with the acquisition, the Company assumed obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On January 20, 2003, the Company completed the acquisition of the maintenance agreements of DataPro Solutions, Inc. ("DP"), the former Washington State-based Kronos reseller. The aggregate purchase price was not material to the Company's financial position. The results of DP operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. DP was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a reseller relationship. As a result of the acquisition, the Company gained access to the existing maintenance revenue stream from DP customers. The deferred revenue related to the maintenance revenue stream, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On November 20, 2002, the Company completed the acquisition of certain assets and the ongoing business operations of Hi-Tek Special Systems, Inc. ("HT"), the former Texas-based Kronos reseller. The aggregate purchase price was not material to the Company's financial position. The results of HT's operations, which are not material to the Company's results of operations, have been included in the consolidated financial statements since that date. HT was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company's products through a reseller relationship. As a result of the acquisition, the Company gained access to existing and prospective customers in the Texas, New Mexico and Mexico area through its direct sales and service organizations, as well as access to the existing maintenance revenue stream from HT customers. In connection with the acquisition, the Company assumed obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

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

                                                          At December 28, 2001
                                                          --------------------
Accounts receivable                                                 $ 6,678
Customer related intangible asset (amortized over                     1,100
12 years)
Maintenance relationships intangible asset                            2,500
(amortized over 12 years)
Goodwill                                                             17,655
Other assets                                                            768
                                                                    -------
    Total assets acquired                                            28,701

Deferred professional services revenue                              (1,564)
Deferred maintenance revenue                                        (4,747)
Other liabilities                                                     (340)
                                                                    -------
    Total liabilities assumed                                       (6,651)
                                                                    -------

Net assets acquired                                                 $22,050
                                                                    =======


In connection with the acquisition of the assets and liabilities of SimplexGrinnell in December 2001, the Company acquired obligations to provide services associated with maintenance contracts and obligations to provide professional services, primarily installation services. The amounts of deferred revenue ascribed to acquired maintenance obligations and professional services amounts to $4.8 million and $1.6 million, respectively. The deferred revenue, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03. The acquired maintenance arrangements required the Company to provide phone support, bug fixes and unspecified upgrades for the remaining contract terms. The acquired professional services obligations required the Company to provide installation services.

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

                                                        Twelve Months Ended
                                                           September 30,
                                                            (unaudited)
                                                    ---------------------------
                                                      2002               2001
                                                    --------           --------
           Total revenues                           $348,946           $321,699
           Net income                                 27,664             12,732
           Earnings per share - basic                  $0.94              $0.45
           Earnings per share - diluted                $0.91              $0.44


The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

Certain agreements related to the Company's acquisitions contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire at various dates through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During fiscal 2003, 2002, and 2001, $2.6 million, $1.0 million and $1.1 million, respectively, of contingent payments were earned, all of which were recorded as goodwill, except for approximately $0.2 million and $0.3 million in fiscal 2003 and 2001, respectively, which were recorded as compensation expense. There are several contingent payment arrangements currently outstanding, on which the Company may have future payment obligations, contingent upon the achievement of various financial performance goals. As of September 30, 2003, the Company has the obligation to pay $3.7 million in guaranteed payments, which is included in the September 30, 2003 balance sheet as accrued expenses and other liabilities. These payments will be made at various dates through fiscal 2006.


NOTE I--Capitalized Software

Capitalized software and accumulated amortization consists of the following (in thousands):

                                                      September 30,
                                                 -----------------------
                                                   2003           2002
                                                 --------       --------

Internal development costs                       $ 71,182       $ 59,054
Acquired from third parties                         4,051          3,934
                                                 --------       --------
                                                   75,233         62,988
Less accumulated amortization                      52,221         40,751
                                                 --------       --------
                                                  $23,012        $22,237
                                                 ========       ========


Total internal development costs capitalized were $12,128,000, $11,216,000 and $11,059,000 in fiscal 2003, 2002 and 2001, respectively. Amortization of capitalized software amounted to $11,470,000, $9,511,000 and $8,249,000 in fiscal 2003, 2002 and 2001, respectively. Total research and development expenses charged to operations amounted to $20,200,000, $19,700,000 and $17,300,000 in fiscal 2003, 2002 and 2001, respectively. Total expenses for engineering activities related to the maintenance of existing products charged to operations amounted to $18,300,000, $17,300,000 and $16,000,000 in fiscal
2003, 2002 and 2001, respectively.

NOTE J -Special Charge

A special charge in the amount of $3.7 million was recorded during fiscal 2001. In the second quarter of fiscal 2001, the Company recorded a special charge in the amount of $3.0 million related to the termination of the Company's Crosswinds Technology operations. The Crosswinds Technology Group, which was purchased in May 1999, was responsible for the product development, marketing and sales support of time and attendance applications that operated as a Microsoft Outlook plug-in product. Lower than anticipated sales of these applications, redundant infrastructure and ongoing operating losses resulted in the termination of the stand-alone operating unit. The $3.0 million charge consisted of $1.6 million in termination costs, $1.3 million for the write-off of intangible assets and $0.1 million in other costs. In addition, $0.7 million was recorded in the third quarter of fiscal 2001 related to termination costs from a reduction in workforce of approximately 90 employees. The charge was the result of management's effort to streamline operations to better align costs with expected revenues. As of September 30, 2002, the Company did not have any remaining liability related to the special charge.


NOTE K--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with non-cancelable terms of one year or more are as follows (in thousands):


                                               Operating Lease
              Fiscal Year                        Commitments
              -------------------------------------------------
                 2004                              $ 9,441
                 2005                                8,320
                 2006                                6,221
                 2007                                4,336
                 2008                                2,028
                 Thereafter                          4,319
                                                   -------
                                                   $34,665
                                                   =======


Rent expense was  $12,066,000,  $11,704,000  and $9,715,000 in fiscal 2003, 2002 and 2001, respectively.


NOTE L--Income Taxes

The provision for income taxes consists of the following (in thousands):



                                                                                       Year Ended September 30,
                                                                                   ---------------------------------
                                                                                    2003         2002         2001
                                                                                   -------      -------      -------
Current:
     Federal ................................................................      $14,877      $ 8,313      $ 5,280
     State ..................................................................        1,841        1,694        1,140
     Foreign ................................................................          954          898          491
                                                                                   -------      -------      -------
                                                                                    17,672       10,905        6,911
                                                                                   -------      -------      -------

Deferred:
     Federal ................................................................        1,941        4,164        1,729
     State ..................................................................          282          595          247
                                                                                   -------      -------      -------
                                                                                     2,223        4,759        1,976
                                                                                   -------      -------      -------
                                                                                   $19,895      $15,664      $ 8,887
                                                                                   =======      =======      =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                      September 30,
                                                                 -----------------------
                                                                   2003           2002
                                                                 --------       --------
Deferred tax assets:
   Accounts receivable reserves ...........................      $  2,545       $  2,115
   Inventory reserves .....................................           557            706
   Accrued expenses .......................................         2,813          1,688
   Deferred maintenance revenues ..........................         2,414          4,695
   Intangible and goodwill-related amortization ...........           253          1,581

   Net operating loss carryforwards of foreign subsidiaries           120            125
                                                                 --------       --------
   Total deferred tax assets ..............................         8,702         10,910
     Less valuation allowance .............................           120            125
                                                                 --------       --------
                                                                    8,582         10,785
Deferred tax liabilities:
   Capitalized internal development costs .................        (8,185)        (7,893)
   Other ..................................................          (160)          (564)
                                                                 --------       --------
     Net deferred tax assets ..............................           237          2,328
     Less non-current portion in other liabilities ........         8,190          4,565
                                                                 --------       --------
     Net current deferred tax asset .......................      $  8,427       $  6,893
                                                                 ========       ========


The effective tax rate differed from the United States statutory rate as follows:

                                             Year Ended September 30,
                                           ----------------------------
                                           2003        2002        2001
                                           ----        ----        ----

Statutory rate                              35%         35%         35%
State income taxes, net of federal
   income tax benefit                        3           3           3
Goodwill                                   ---          ---          2
Tax exempt interest                         (1)         (1)         (1)
Foreign tax rate differentials             ---           1         ---
Income tax credits                          (2)         (3)         (6)
Other                                        1          ---          2
                                           ---          ---        ---
                                            36%         35%         35%
                                           ===          ===        ===


As of September 30, 2003, $314,000 of net operating loss carryforwards from foreign operations remain available to reduce future income taxes payable. These net operating loss carryforwards may be carried forward indefinitely. The Company has fully reserved for the net operating loss carryforwards due to the uncertainty of their realizability.

The Company made income tax payments of $6,796,000, $6,054,000, and $3,641,000 in fiscal 2003, 2002, and 2001, respectively.

NOTE M--Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Year Ended September 30,
                                        -------------------------------------------------

                                            2003              2002               2001
                                        -----------        -----------        -----------

   Net income (in thousands) ...        $    34,666        $    28,827        $    16,504
                                        ===========        ===========        ===========


   Weighted-average shares .....         29,834,942         29,413,316         28,134,765

Effect of dilutive securities:
   Employee stock options ......          1,168,077          1,130,496            884,727
                                        -----------        -----------        -----------

Adjusted weighted-average shares
   and assumed conversions .....         31,003,019         30,543,812         29,019,492
                                        ===========        ===========        ===========

Basic earnings per share .......        $      1.16        $      0.98        $      0.59
                                        ===========        ===========        ===========

Diluted earnings per share .....        $      1.12        $      0.94        $      0.57
                                        ===========        ===========        ===========


NOTE N--Capital Stock, Stock Repurchase Program and Stock Rights Agreement

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

The Company has periodically entered into a limited number of call option arrangements. A call option arrangement provides the Company an opportunity to lock in a repurchase price for shares under the Company's stock repurchase program. There are no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to these call option arrangements. The Company has classified the call option arrangements as an equity instrument in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." A call option matured during fiscal 2003. At maturity, the Company's stock price exceeded the strike price of $16.67 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which was credited to additional paid-in capital.

Stock Repurchase Program: In fiscal 1997, the Company's Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company's outstanding common shares to be used for the Company's employee stock option plans and employee stock purchase plan. As of September 30, 2003, the Company's Board of Directors had authorized the repurchase of 5,437,500 common shares, of which 964,912 remain to be repurchased. Under the stock repurchase program, the Company repurchased 535,050, 814,425 and 532,012 common shares in fiscal 2003, 2002 and 2001, respectively, at a cost of $13,212,000, $21,301,000 and $8,671,000, respectively. In addition, the Company is also authorized to and does repurchase stock held for at least six months from employees related to the exercise of stock options.

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


NOTE O--Employee Benefit Plans

Stock Option Plans: In February 2002, the stockholders approved the adoption of the 2002 Stock Incentive Plan. Under this plan, the Compensation Committee of the Board of Directors may grant awards in the form of stock options as defined by the plan. During fiscal 2003 and 2002, under the 2002 Stock Incentive Plan, the Company granted stock options to purchase 1,242,600 and 114,225 shares, respectively, at a purchase price equal to the fair value of the common stock at the date of grant. Options granted in fiscal 2003 and 2002 under the 2002 Stock Incentive Plan are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. As of September 30, 2003, there are 1,229,025 options available for grant.

The 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002, also enabled the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options as defined in the plan. During fiscal 2002 and 2001, the Company granted under the plan stock options to purchase 1,258,013 and 1,193,850 shares, respectively, of common stock at a purchase price equal to the fair value of the common stock at the date of grant. Options granted in fiscal 2002 and 2001 under the 1992 Equity Incentive Plan are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. No further grants may be made under this plan.

The Company also had several nonqualified and incentive stock option plans adopted from 1979 through 1987. No additional options were granted under these plans since fiscal 1992, all outstanding options have been exercised and all the plans have expired.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 2003. Options exercisable under the plans were 644,598, 880,110 and 1,042,855 in fiscal 2003, 2002 and 2001, respectively.

                                               Weighted - Average
                                                 Exercise Price     Exercise Price
                            Number of Shares       Per Share          Per Share
                            ----------------   ------------------   --------------
Outstanding at
   September 30, 2000           4,400,006              $10.56        $1.45 - 28.89
   Granted ..........           1,193,850               14.25        12.42 - 17.86
   Exercised ........          (1,193,559)               7.46         1.45 - 16.95
   Canceled .........            (239,796)              12.34         5.19 - 16.95
                               ----------              ------       --------------

Outstanding at
   September 30, 2001           4,160,501               12.41         1.48 - 28.89
   Granted ..........           1,372,238               18.89        17.77 - 29.33
   Exercised ........          (1,424,016)               9.95         1.48 - 18.45
   Canceled .........            (146,942)              14.67         5.19 - 26.61
                               ----------              ------       --------------

Outstanding at
   September 30, 2002           3,961,781               15.45         8.19 - 29.33
   Granted ..........           1,242,600               16.91        16.57 - 27.98
   Exercised ........          (1,415,399)              12.95         8.19 - 27.55
   Cancelled ........            (149,433)              16.22         8.19 - 27.07
                               ----------              ------       --------------

Outstanding at
   September 30, 2003           3,639,549              $16.89       $10.22 - 29.33
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

The following summarizes information about options outstanding and exercisable at September 30, 2003:

                              Outstanding                      Exercisable
                   ------------------------------------    --------------------
                                Weighted-     Weighted-               Weighted-
                                 Average      Average                 Average
                                Remaining     Exercise                Exercise
Exercise Price      Number     Contractual    Price Per     Number    Price Per
  Per Share        of Shares      Life          Share      of Shares    Share
--------------     ---------   -----------    ---------    ---------  ---------
$10.22 - 13.55       273,906     1.3 years      $12.42      118,761     $12.41
 13.75 - 15.09       576,336     1.6 years       14.34      134,670      14.34
 15.33 - 17.07     1,596,287     2.7 years       16.59      195,957      16.65
 17.77 - 23.47       972,670     2.5 years       17.77      142,092      17.77
 24.21 - 29.33       220,350     2.9 years       27.42       53,118      28.49
--------------     ---------    ----------    ---------    ---------  ---------
$10.22 - 29.33     3,639,549     2.4 years      $16.89      644,598     $16.61
==============     =========    ==========    =========    =========  =========


Stock Purchase Plan: In February 2003, the stockholders approved the adoption of the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the six-month option period. No shares were issued under this plan during fiscal 2003.

In accordance with the 1992 Employee Stock Purchase Plan, which expired by its terms on June 30, 2003, eligible employees could authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period. During fiscal 2003, 295,752 shares were issued to employees at prices ranging from $16.43 to $20.97 per share.

At September 30, 2003, a total of 5,918,574 shares of common stock were reserved for issuance. Included in this amount are 2,546,625 shares for the 2002 Stock Incentive Plan, 2,321,949 shares for the 1992 Equity Incentive Plan, and 1,050,000 shares for the 2003 Employee Stock Purchase Plan.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $2,602,000, $2,477,000 and $2,210,000 in fiscal 2003, 2002 and 2001, respectively.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note G to the financial statements, the Company changed its method of accounting for acquisitions consummated subsequent to June 30, 2001 and effective October 1, 2001 the Company changed its method of accounting for goodwill.



                                                       /s/  ERNST & YOUNG LLP

Boston, Massachusetts
October 24, 2003

                                  Exhibit Index

Exhibit
  No.        Description
-------      -----------

3.1(5)       Restated Articles of Organization of the Registrant, as amended.
3.2*         Amended and Restated By-laws of the Registrant.
4.1*         Specimen Stock Certificate.
10.1(5)(6)   1992 Equity Incentive Plan, as amended and restated.
10.2(6)(10)  2002 Employee Stock Incentive Plan
10.3(6)(11)  Kronos Incorporated 2003 Employee Stock Purchase Plan as amended.
10.4(1)      Lease dated November 16, 1993, between Teachers Realty Corporation and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(2)      Lease dated August 8, 1995, between Principal Mutual Life Insurance
             Company and the Registrant, relating to premises leased in
             Chelmsford, MA.
10.6(4)      Fleet Bank Letter Agreement and Promissory Note dated January 1,
             1997, relating to amendment of $3,000,000 credit facility.
10.7(8)      Software License, Hardware Purchase and Support Agreement dated
             July 24, 2003 between ADP, Inc. and the Registrant, superceding the
             Restated Software License & Support & Hardware Purchase Agreement
             dated September 25, 2000.
10.8*        Form of Indemnity Agreement entered into among the Registrant and
             Directors of the Registrant.
10.9(9)      Lease Agreement Between W/9TIB Real Estate Limited Partnership, as
             Landlord, and Kronos Incorporated, as Tenant Dated 2/26/99
10.10(7)     Construction Agreement Between Cranshaw Construction of New England
             Limited Partnership and Kronos Incorporated Dated March 10, 1999.
10.11(7)     Agreement of Purchase and Sale Beyond Between W/9TIB Real Estate
             Limited Partnership and Kronos Incorporated Dated March 29, 1999.
10.12(6)     Form  of  Senior  Executive   Retention  Agreement  with
             accompanying schedule.
10.13(8)(9)  Asset Purchase Agreement, dated as of December 28, 2001 by and among the Registrant and SimplexGrinnell L.P., Tyco International
             Canada, Ltd., Simplex International Pty. Ltd., and ADT Services
             A.G.
10.14(8)(10) Best Software Inc./Kronos Incorporated Agreement, dated as of
             March 15, 2002 by and between Kronos Incorporated and Best
             Software, Inc.
14.1         Code of Ethics of Registrant
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Auditors.
31.1         Certification by Chief Executive Officer pursuant to Rule
             13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2         Certification by Chief Financial Officer pursuant to Rule
             13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(6) Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K.

(7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1999.

(8)  Confidential   treatment  was  requested  for  certain   portions  of  this
     agreement.

(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 29, 2001.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 2002.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 28, 2003.