Form 10-Q
period 2004-01-03
KRONOS INC
filed 2004-02-17
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 3, 2004

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number    0-20109

Kronos Incorporated

         (Exact name of registrant as specified in its charter)

Massachusetts	04-2640942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 Billerica Road, Chelmsford, MA 01824

(Address of principal executive offices) (Zip Code)

(978) 250-9800

         (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__           No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes __X__           No ____

As of January 31, 2004, 30,908,747 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended
	January 3, 2004	December 28, 2002
Net revenues:
Product	$39,140	$38,887
Maintenance	34,147	28,985
Professional services	26,386	21,837

	99,673	89,709
Cost of sales:
Costs of product	9,700	9,427
Costs of maintenance and professional services	32,045	26,237

	41,745	35,664

Gross profit	57,928	54,045
Operating expenses and other income:
Sales and marketing	31,020	28,689
Engineering, research and development	9,675	8,483
General and administrative	6,359	6,045
Amortization of intangible assets	1,007	719
Other income, net	(1,518)	(905)

	46,543	43,031
Income before income taxes	11,385	11,014
Provision for income taxes	3,973	3,965

Net income	$7,412	$7,049

Net income per common share:
Basic	$0.24	$0.24

Diluted	$0.23	$0.23

Weighted-average common shares outstanding:
Basic	30,689,641	29,459,739

Diluted	31,883,117	30,614,628

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	January 3,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$49,733	$69,884
Marketable securities	46,474	17,056
Accounts receivable, less allowances of $7,551	73,480	84,275
at January 3, 2004 and $7,833 at September 30, 2003
Deferred income taxes	8,818	8,427
Other current assets	19,076	18,649

Total current assets	197,581	198,291
Property, plant and equipment, net	39,491	39,263
Marketable securities	48,771	44,065
Intangible assets	22,723	22,938
Goodwill	72,591	70,446
Capitalized software, net	23,061	23,012
Other assets	14,811	14,791

Total assets	$419,029	$412,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,275	$6,584
Accrued compensation	30,356	35,655
Accrued expenses and other current liabilities	10,834	16,169
Deferred product revenues	3,312	3,387
Deferred professional service revenues	36,856	39,745
Deferred maintenance revenues	76,944	75,505

Total current liabilities	164,577	177,045
Deferred maintenance revenues	6,925	7,319
Deferred income taxes	8,715	8,190
Other liabilities	3,792	3,655
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 30,887,026 and
30,439,778 shares issued at January 3, 2004 and September 30, 2003, respectively	309	304
Additional paid-in capital	48,335	38,110
Retained earnings	185,253	177,841
Cost of Treasury Stock ( 132 shares and 260 shares at
January 3, 2004 and September 30, 2003, respectively)	(5)	(6)
Accumulated other comprehensive income:
Foreign currency translation	991	(8)
Net unrealized gain on available-for-sale investments	137	356

	1,128	348
Total shareholders' equity	235,020	216,597

Total liabilities and shareholders' equity	$419,029	$412,806

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Three Months Ended
	January 3, 2004	December 28, 2002
Operating activities:
Net income	$7,412	$7,049
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	2,937	2,610
Amortization of intangible assets	1,007	719
Amortization of capitalized software	3,114	2,764
Provision for deferred income taxes	140	263
Changes in certain operating assets and liabilities:
Accounts receivable, net	11,064	6,829
Deferred product revenues	(92)	(549)
Deferred professional service revenues	(3,139)	(559)
Deferred maintenance revenues	(282)	1,469
Accounts payable, accrued compensation
and other liabilities	(8,009)	(8,342)
Taxes payable	(3,631)	(337)
Other	(160)	(547)
Tax benefit from exercise of stock options	4,476	2,413

Net cash and equivalents provided by operating activities	14,837	13,782
Investing activities:
Purchase of property, plant and equipment	(3,019)	(2,238)
Capitalized internal software development costs	(3,115)	(2,824)
(Increase) decrease in marketable securities	(34,124)	3,193
Acquisitions of businesses, net of cash acquired	(1,333)	(1,646)

Net cash and equivalents used in investing activities	(41,591)	(3,515)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	8,396	5,126
Purchase of treasury stock	(2,703)	(2,518)
Proceeds from call options	--	2,596

Net cash and equivalents provided by financing activities	5,693	5,204
Effect of exchange rate changes on cash and equivalents	910	157

(Decrease) increase in cash and equivalents	(20,151)	15,628
Cash and equivalents at the beginning of the period	69,884	34,117

Cash and equivalents at the end of the period	$49,733	$49,745

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2003. The results of operations for the three months ended January 3, 2004 are not necessarily indicative of the results for a full fiscal year. Certain reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2004 presentation.

NOTE B — Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (95 days in fiscal 2004 and 89 days in fiscal 2003) and fourth quarter (89 days in fiscal 2004 and 94 days in fiscal 2003) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C – Stock-Based Compensation

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”). Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended
	January 3, 2004	December 28, 2002
Net income, as reported	$7,412	$7,049
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(2,016)	(1,605)

Pro forma net income	$5,396	$5,444

Earnings per share:
Basic--as reported	$0.24	$0.24

Basic--pro forma	$0.18	$0.18

Diluted--as reported	$0.23	$0.23

Diluted--pro forma	$0.17	$0.18

NOTE D – Other Current Assets

Other current assets consists of the following (in thousands):

	January 3, 2004	September 30, 2003
Inventory	$5,584	$5,197
Prepaid expenses	13,492	13,452

Total	$19,076	$18,649

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands).

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of January 3, 2004:
Intangible assets:
Customer related	9.7	$21,954	$9,925	$12,029
Maintenance relationships	12.0	8,338	1,271	7,067
Tax benefits	10.7	2,159	583	1,576
Non-compete agreements	4.0	4,162	2,111	2,051

Total intangible assets		$36,613	$13,890	$22,723

As of September 30, 2003:
Intangible assets:
Customer related	9.7	$21,327	$9,261	$12,066
Maintenance relationships	11.9	8,092	1,101	6,991
Tax benefits	10.7	2,144	527	1,617
Non-compete agreements	4.0	4,060	1,796	2,264

Total intangible assets		$35,623	$12,685	$22,938

For the three months ended January 3, 2004 and December 28, 2002, the amount of acquired goodwill increased by $2.1 million and $1.3 million, respectively.

For the three months ended January 3, 2004 and December 28, 2002, the Company recorded amortization expense for intangible assets of $1.0 million and $0.7 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2004 2005 2006 2007 2008 2009	$3,905 3,389 2,954 2,551 2,437 2,114

NOTE F – Acquisitions

During the three months ended January 3, 2004, the Company completed two immaterial acquisitions. The aggregate purchase price for these acquisitions was $1.1 million. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the consolidated financial statements since their acquisition date. Acquired entities were engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management software and hardware systems, including the resale of the Company’s products through a dealer relationship. As a result of these acquisitions, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

Certain agreements, which were previously entered into, contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2004 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of January 3, 2004, the Company has the obligation to pay $3.7 million in guaranteed payments, which is included in the balance sheet as accrued expenses and other liabilities. These payments will be made at various dates through fiscal 2006. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. There were no contingent payments earned during the three months ended January 3, 2004. There were $0.6 million of contingent payments earned during the three months ended December 28, 2002 and all were recorded as goodwill.

NOTE G — Comprehensive Income

For the three months ended January 3, 2004 and December 28, 2002, comprehensive income consisted of the following (in thousands):

	Three Months Ended
	January 3, 2004	December 28, 2002
Comprehensive income:
Net income	$7,412	$7,049
Cumulative translation adjustment	999	198
Unrealized loss on available-for-sale
securities	(219)	(115)

Total comprehensive income	$8,192	$7,132

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended
	January 3, 2004	December 28, 2002
Net income	$7,412	$7,049

Weighted-average shares	30,689,641	29,459,739
Effect of dilutive securities:
Employee stock options	1,193,476	1,154,889

Adjusted weighted-average shares
and assumed conversions	31,883,117	30,614,628

Basic earnings per share	$0.24	$0.24

Diluted earnings per share	$0.23	$0.23

NOTE I – Stock Split

On October 7, 2003, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend. This stock dividend was paid on October 31, 2003 to stockholders of record as of October 20, 2003. Accordingly the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split. The par value of the additional shares was transferred from additional paid-in capital to common stock.

NOTE J — New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk or loss or entitled to receive a majority of the variable interest entity’s residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the Company’s related parties in that same entity as its own interest. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (Kronos’ fiscal 2004 first quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (Kronos’ fiscal 2004 second quarter).

Kronos currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and 46-6 did not have an effect on Kronos’ consolidated financial position, results of operations or cash flows.

NOTE K – Call Option Arrangements

The Company previously entered into a call option arrangement, which was classified as an equity instrument in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The call option arrangement provided the Company an opportunity to lock in a repurchase price for shares under the Company’s stock repurchase program. The call option arrangement matured in December 2002. At maturity, the Company’s stock price exceeded the strike price of $16.67 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which was credited to additional paid-in-capital. If at maturity the Company’s stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. There were no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to this call option arrangement. As of January 3, 2004, the Company did not have any call option arrangements outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to product and service revenues, revenue growth rates, product and service gross profit, operating expenses, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report of Form 10-K for the fiscal year ended September 30, 2003. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

        We provide a suite of solutions that automate employee-centric processes and provide tools to optimize the workforce. Our solutions, which include human resources, payroll, scheduling, and time and labor applications, are designed for a wide range of businesses from single-site to large multi-site enterprises. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services as well as ongoing customer support and maintenance.

        We have been successful in continuing to increase revenues in all periods presented. Although we believe that the current economic environment is improving, certain factors such as a lack of job creation and the apparent lag in technology purchasing in the current economic recovery, as well as the diversion of resources towards compliance with new regulatory requirements on internal controls may result in many customers deferring or reducing their technology purchases in the future.

         Regarding expectations for the remainder of the current fiscal year, we presently anticipate that revenue growth for the second quarter and for the entire fiscal 2004, including revenues from customers obtained in the acquisition of businesses, will range between 10% — 14% and 12% — 16%, respectively.

Critical Accounting Policies and Estimates

         Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

         We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Item 15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for further information.

         Revenue Recognition – We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as indirect channel customers, which include Automatic Data Processing, Inc. (“ADP”) and other independent resellers. Substantially all of our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

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

         Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of our product revenue is recognized in this manner. If we cannot determine the fair value of any undelivered element included in an arrangement, we will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

         As part of an arrangement, end-user customers typically purchase maintenance contracts as well as professional services from us. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, installation of the data collection hardware, training, building simple interfaces, running test data, and assisting in the development and documentation of pay rules and best practices consulting.

         Revenues from maintenance services are recognized ratably over the term of the maintenance contract period based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement. We have classified the allocated fair value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability. Revenues from time and material customer support services are recognized as the services are delivered.

         Revenues from professional services are generally recognized based on vendor-specific objective evidence of fair value when:

o	A non-cancelable agreement for the services has been signed or a customer's purchase order has been received;

o	The professional services have been delivered;

o	The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

o	Collectibility is probable.

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing product implementations, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore have classified deferred professional services as a current liability.

         Our arrangements with end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. Generally, our arrangements with end-user customers also do not include any acceptance provisions. However, if an arrangement does include acceptance provisions, they typically are based on our standard acceptance provision. Our standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. Generally, we determine that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

         At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. For end-user customers, our typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement are ordinarily due within one year of contract signing. Our payment terms for indirect channel customers are less than 90 days and typically payments are due within 30 days of invoice date.

         If the payment terms for the arrangement are considered extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

         Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The term of these arrangements typically range between 18 and 48 months. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize when collection becomes probable, which typically is when payment is due assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, we apply a present value factor using interest rates ranging from 5% to 8%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

         Allowance for Doubtful Accounts and Sales Returns Allowance – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by us after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. In addition, we maintain a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by us using estimates based on historical experience. If we experience an increase in sales returns and adjustments, additional allowances and charges against revenue may be required.

         Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset, or goodwill, we may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings. During fiscal 2003, we completed the annual testing of the impairment of goodwill, and as a result of this test, we concluded that no impairment of goodwill existed as of June 29, 2003, the annual goodwill impairment measurement date.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the three months ended January 3, 2004.

         Capitalization of Software Development Costs — Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software.

         Income Taxes – We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

         Revenues.         Revenues amounted to $99.7 million for the three months ended January 3, 2004 as compared to $89.7 million for the comparable period in the prior fiscal year. Revenue growth amounted to 11% for the three months ended January 3, 2004 as compared to 18% for the comparable period in the prior fiscal year. This reduced rate of growth is principally due to the three months ended January 3, 2004 benefiting less from incremental revenues from acquired businesses due to the timing of acquisitions than the three months ended December 28, 2002. Revenues from core business (business generated from customers that have not been part of an acquired business transaction over the preceding four fiscal quarters) accounted for $7.7 million, or 9% of our revenue growth in the three month period ended January 3, 2004 and contributed $8.2 million, or 11% in the three month period ended December 28, 2002. The principal factor driving revenue growth in the first quarter of fiscal 2004 was increased demand for our professional and maintenance services from new and existing customers.

         Product revenues amounted to $39.1 million for the three months ended January 3, 2004 as compared to $38.9 million for the comparable period in the prior fiscal year. Product revenues increased 1% for the three months ended January 3, 2004 as compared to 10% for the comparable period in the prior fiscal year. We believe that the reduction in product revenue growth rate in the first quarter of 2004 is principally attributable to unusually high product sales volume in the first quarter of the prior year, and to a lesser extent, some deferral of product sales at the end of the current quarter due to general business shutdowns during the traditional holiday period. One factor driving the product revenue growth experienced in the first quarter of fiscal 2003 was revenues related to the conversion to Kronos products by, and add-on sales to, customers acquired from other providers of labor management solutions. Product revenue derived from acquired customers accounted for 6% of the growth in the first quarter of fiscal 2003, or $2.1 million in revenue, whereas it was less than $.1 million in the first quarter of fiscal 2004. Other factors driving product revenue growth in the first quarter of 2003 include increased customer demand for Kronos products, as well as platform and capacity upgrades and upgrades to the newest badge terminals from existing customers.

         Maintenance revenues amounted to $34.1 million for the three months ended January 3, 2004 as compared to $29.0 million for the comparable period in the prior fiscal year. Maintenance revenues increased 18% for the first three months ended January 3, 2004 as compared to 24% for the comparable period in the prior fiscal year. This reduced rate of growth is principally due to the three months ended January 3, 2004 benefiting less from incremental revenues from acquired businesses due to the timing of acquisitions than the three months ended December 28, 2002. Maintenance revenue from core business accounted for 13% of our maintenance revenue growth for the three months ended January 3, 2004 as compared to 14% of our maintenance revenue growth for the comparable period in the prior fiscal year. Maintenance revenue growth attributable to acquisitions of businesses over the preceding four quarters was 5% in the three months ended January 3, 2004 as compared to 10% for the comparable period in the prior fiscal year. The increase in maintenance revenues in both periods was principally the result of expansion of the installed base, an increase in the value of maintenance contracts, and incremental maintenance revenues attributable to customers obtained from the acquisition of businesses. The increase in the value of the maintenance contracts was principally attributable to the sales of platform and capacity upgrade licenses to existing customers. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts. In addition, we continue to drive incremental maintenance revenues from our focus of enforcing the appropriate effective dates on maintenance contracts upon customer reinstatements.

         Professional services revenues amounted to $26.4 million for the three months ended January 3, 2004 as compared to $21.8 for the comparable period in the prior fiscal year. Professional services revenues increased 21% for the three months ended January 3, 2004, as compared to 25% for the comparable period in the prior fiscal year. Professional services revenue from core business accounted for 17% of our professional services revenue growth for the three months ended January 3, 2004, as compared to 19% of our professional services revenue growth for the comparable period in the prior fiscal year. Professional services revenue growth attributable to acquisitions of businesses over the preceding four quarters was 4% in the three months ended January 3, 2004 as compared to 6% for the comparable period in the prior fiscal year. The growth in professional services revenues in both periods was principally due to an increase in demand for professional services accompanying sales to new customers, an increase in the level of professional services accompanying new and platform conversion sales, and an increase in the delivery of services attributable to customers obtained from the acquisition of businesses.

         Gross Profit. Gross profit as a percentage of revenues was 58% for the three months ended January 3, 2004 as compared to 60% for the comparable period in the prior fiscal year. The decline in gross profit in the three months ended January 3, 2004 is primarily attributable to a higher proportion of service revenues, which typically carries a lower gross profit and a decline in service gross profit as compared to the comparable period in the prior year. We anticipate gross profit as a percentage of revenues to increase over the remainder of fiscal 2004 principally as a result of our expectation that the proportion of product revenues to total revenues will increase over the remainder of the fiscal year.

         Product gross profit as a percentage of product revenues was 75% for the three months ended January 3, 2004 as compared to 76% for the comparable period in the prior fiscal year. Although software revenues, which typically carry a higher gross profit than hardware revenues, were a greater proportion of total product revenues in the first quarter of 2004 than the comparable period in the prior year, increased costs related to the amortization of capitalized software development costs and higher production costs related to our 4500 terminal offset the effect of favorable software mix.

         Service gross profit as a percentage of professional service and maintenance revenues was 47% for the three months ended January 3, 2004 as compared to 48% for the comparable period in the prior fiscal year. The decrease in service gross profit in the first quarter of 2004 was principally attributable to increased volume of human resources and payroll product implementations which are currently less efficient than our time and labor implementations, increased overhead related to the development of training materials for our newer products, and a decrease in the average hourly bill rate when compared to the comparable period in the prior year. Although we anticipate productivity increases in our human resources and payroll implementations in the latter half of the fiscal year due to improvements in our service delivery tools and processes, we expect service margins will continue to be negatively impacted by our continued investments in training and personnel to support our human resources, payroll and other new product introductions planned for the remainder of fiscal 2004.

         Net Operating Expenses.      Net operating expenses for the three months ended January 3, 2004 increased $3.5 million, or 8%, to $46.5 million as compared to an increase of $6.1 million, or 16%, to $43.0 million for the comparable period in the prior fiscal year. The increase in actual expenses for the three months ended January 3, 2004 was principally attributable to investments in personnel and related compensation in response to increased customer demand and to support the development of new products. Net operating expenses as a percentage of revenues were 47% for the three months ended January 3, 2004, as compared to 48% for the comparable period in the prior fiscal year. The reduction in net operating expenses as a percentage of revenues was attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. Although we intend to continue efforts to contain costs and to leverage our infrastructure to generate higher sales volume, we anticipate that net operating expenses as a percentage of revenues will increase in the near term as we significantly invest in initiatives related to our new product introductions and the replacement of our information technology systems.

         Sales and marketing expenses for the three months ended January 3, 2004 increased $2.3 million, or 8%, to $31.0 million as compared to an increase of $3.9 million, or 16%, to $28.7 million for the comparable period in the prior fiscal year. The increase in actual spending in both periods was primarily attributable to investment in sales personnel and related compensation and support costs to add new customers and to maximize the penetration of existing accounts as well as additional spending on programs related to the expansion of market awareness of our products and services. As a percentage of revenues, sales and marketing expenses were 31% for the three months ended January 3, 2004 as compared to 32% for the comparable period in the prior fiscal year. The decrease in sales and marketing spending as a percentage of total revenues for the first three months ended January 3, 2004 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes.

         Engineering, research and development expenses for the three months ended January 3, 2004 increased $1.2 million, or 14%, to $9.7 million as compared to an increase of $0.5 million, or 7%, to $8.5 million for the comparable period in the prior fiscal year. These expenses are net of capitalized software development costs of $3.1 million and $2.8 million for the first three months of fiscal 2004 and 2003, respectively. As a percentage of revenues, engineering, research and development expenses were 10% for the three months ended January 3, 2004 as compared to 9% for the comparable period in the prior fiscal year. The increase in spending for the three month period ended January 3, 2004 was attributable to investment in engineering personnel and their compensation-related expenses. The increase in spending in the first quarter of the prior year was also attributable to investment in engineering personnel and their compensation-related expenses as well as engineering consultants. The increases in prior year’s expenses were partially offset by the reclassification of certain engineering resources focused upon information systems support to general and administrative expenses. The significant project development efforts in the first quarter of fiscal 2004 were principally related to further development and enhancement of the Workforce Central® suite, including scheduling, activities and workflow modules as well as Workforce HR™, Workforce Payroll™ and the Kronos 4500™ terminal.

         General and administrative expenses for the three months ended January 3, 2004 increased $0.4 million, or 5%, to $6.4 million as compared to an increase of $1.5 million, or 33%, to $6.0 million for the comparable period in the prior fiscal year. General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions. The increase in general and administrative expenses in both periods was primarily due to investment in personnel and related compensation and support costs, an increase in fees related to professional services, and continued investment in infrastructure to support the growth of operations. The increase in prior year’s expenses also includes those costs associated with the previously discussed reallocation of engineering resources to general and administrative expenses. As a percentage of revenues, general and administrative expenses decreased to 6% for the three months ended January 3, 2004 as compared to 7% for the comparable period in the prior year.

         Amortization of intangible assets as a percentage of revenues was 1% for both periods presented. Other income, net as a percentage of revenues was 2% for the three months ended January 3, 2004, as compared to 1% for the comparable period in the prior fiscal year. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements.

         Income Taxes.     The provision for income taxes as a percentage of pre-tax income was 34.9% for the three months ended January 3, 2004 and 36.0% for the comparable period in the prior fiscal year. Our effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials and state income taxes. We currently anticipate that the income tax rate will range between 34% and 35% for the remainder of the fiscal year.

         Newly Issued Accounting Standards.     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk or loss or entitled to receive a majority of the variable interest entity’s residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the Company’s related parties in that same entity as its own interest. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (our fiscal 2004 first quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (our fiscal 2004 second quarter).

         We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and No. 46-6 did not have an effect on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

         We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. We believe, however, that we have more than adequate financing to sustain our operations through the next fiscal year.

         Cash, cash equivalents and marketable securities (which includes both short- and long-term securities) amounted to $145.0 million as of January 3, 2004 and $131.0 million as of September 30, 2003. This increase in cash, cash equivalents and marketable securities is due to cash generated from operations. Working capital as of January 3, 2004 amounted to $33.0 million as compared with $21.2 million as of September 30, 2003. This increase in working capital is primarily due to an increase in cash resulting from cash provided by operations.

         Cash provided by operations amounted to $14.8 million for the three months ended January 3, 2004 as compared to $13.8 million for the comparable period in the prior fiscal year. The increase in cash provided by operations in the first three months of fiscal 2004 is principally attributable to collection of accounts receivable from trade customers, the tax benefit from the exercise of stock options as well as increased non-cash charges that are added back in the calculation of cash flow from operations. These are partially offset by a reduced rate of increase in our deferred revenues as well as an increase in cash used due to timing of tax-related payments.

         Cash used for property, plant and equipment was $3.0 million for the three months ended January 3, 2004 as compared to $2.2 million for the comparable period of the prior fiscal year. Our use of cash for property, plant and equipment in all periods presented includes investments in information system and infrastructure to improve and support expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2004 in conjunction with the replacement of information technology systems. To date, we have invested approximately $1.3 million related to this project. We expect our total investment in this project to range between $3.0 million and $4.0 million in fiscal 2004. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisitions of specified assets and/or businesses of our resellers and/or other providers of labor management solutions. Cash used for acquisitions of businesses during the three months ended January 3, 2004 was $1.3 million. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities. Net investments in marketable securities increased by $34.1 million for the three months ended January 3, 2004 as compared to a decrease of $3.2 million for the comparable period of the prior fiscal year.

         We repurchased no shares of common stock during the three months ended January 3, 2004 under our stock repurchase program, compared to 97,500 shares of common stock at a cost of $2.5 million during the comparable period of the prior fiscal year. The common stock repurchased under the program is used for our employee stock option plans and employee stock purchase plan. During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. As of January 3, 2004, we did not have any outstanding call option arrangements. Please refer to Note K in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements.

         We lease certain office space, manufacturing facilities and equipment under long-term operating lease agreements. In addition, certain acquisition agreements contain provisions that require us to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Future minimum rental commitments under operating leases with non-cancelable terms of one year or more, and future payment obligations related to guaranteed payments are as follows:

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations	$32,938	$9,575	$13,929	$5,482	$3,952
Guaranteed payment obligations	3,718	1,751	1,967	--	--

Total	$36,656	$11,326	$15,896	$5,482	$3,952

         We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

Certain Factors That May Affect Future Operating Results

         Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to take advantage of the safe harbor provisions of the Act and include this statement for the express purpose of availing ourselves of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties.

         Actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which are specifically incorporated by reference herein.

         Potential Fluctuations in Results.     Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effect on workforce size, the purchasing patterns of our customers, the diversion of public companies' resources to address compliance with new regulatory requirements on internal controls, the mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us to enter the human resources and payroll market, market acceptance of new products and competitive pricing pressure. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

    Competition.         The employee relationship management (“ERM”) market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions and/or loss of market share. With our efforts to expand our labor management offering with the recent introduction of our human resources and payroll product suite, we will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition and operating results.

         Dependence on Time and Labor Product Line.     To date, more than 90% of our revenues have been attributable to sales of labor management systems and related services. Although we have introduced products for the licensed human resources and payroll market during fiscal 2002, we expect that our dependence on the time and labor product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause our time and labor products to lose market acceptance or experience significant price erosion, adversely affecting the results of our operations.

         Product Development and Technological Change.    Continual change and improvement in computer software and hardware technology characterize the markets for ERM systems. Our future success will depend largely on our ability to enhance the capabilities and increase the performance of our existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of our customers. Although we are continually seeking to further enhance our ERM offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products which are superior to our products or achieve greater market acceptance.

         Dependence on Alternate Distribution Channels.     We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In the first three months of fiscal 2004, approximately 9% of our revenue was generated through sales to resellers and ADP. We do not anticipate that our entrance into the human resources and payroll market will have a negative impact on our relationship with ADP. During fiscal 2003, we signed an agreement with ADP extending our business relationship for an additional term of five years. However, a reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

         Attracting and Retaining Sufficient Technical Personnel for Product Development, Support and Sales.     We have encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

         Protection of Intellectual Property.      We have developed, and through our acquisitions of businesses and software, acquired proprietary technology and intellectual property rights. Our success is dependent upon our ability to further develop and protect our proprietary technology and intellectual property rights. We seek to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, it is unknown whether we have been or will be successful in doing so.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that is regarded as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. We can offer no assurance that we can adequately protect our proprietary rights or that our competitors will not reverse engineer or independently develop similar technology.

         Infringement of Intellectual Property Rights.      We cannot provide assurance that others will not claim that our developed or acquired intellectual property rights infringe on their intellectual property rights or that we do not in fact infringe on those intellectual property rights.

         Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements, and in this event, we may not be able to obtain royalty or license agreements on acceptable terms, if at all. We may also be subject to significant damages or an injunction against the use of our products. A successful claim of patent or other intellectual property infringement against us could cause immediate and substantial damage to our business and financial condition.

Additional Stock Option Program Information

         Option Program Description.      We intend that our stock option program be our primary vehicle for offering long-term incentives and rewarding executives and key employees. Stock options are granted to key employees based upon prior performance, the importance of our retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the award of options to individual executives or employees.

         Stock options are generally granted annually in conjunction with the Compensation Committee’s formal review of the individual performance of key executives, including our Chief Executive Officer, and their contributions to the Company. In the three month period ended January 3, 2004, 74% of the options granted went to employees other than our “Named Executive Officers” (as set forth in the table below). All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest in four equal annual installments beginning one year from the date of grant and have a contractual life of four years and six months.

         The presentation of share and per share amounts have been restated to reflect our three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

         Distribution and Dilutive Effect of Options.

Employee and Executive Option Grants:

	For the Three Month Period Ended January 3, 2004	For the Fiscal Year Ended September 30, 2003	For the Fiscal Year Ended September 30, 2002
Net grants during period as % of outstanding	3.7%	4.1%	4.7%
shares
Grants to Named Executive Officers* during period	25.5%	24.1%	25.3%
as % of options granted
Grants to Named Executive Officers*	0.9%	1.0%	1.2%
during period as % of shares outstanding

*The following individuals are Kronos’ Named Executive Officers for fiscal 2003 and for the first quarter of fiscal 2004:

Mark S. Ain	Chief Executive Officer and Chairman
Paul A. Lacy	Executive Vice President, Chief Financial and Administrative Officer
Aron J. Ain	Executive Vice President, Chief Operating Officer
Peter C. George	Vice President, Engineering and Chief Technology Officer
James Kizielewicz	Vice President, Marketing and Corporate Strategy

The figures for fiscal 2002 reflect the Named Executive Officers as reported in our definitive proxy statement for our 2003 Annual Meeting of Shareholders.

         General Option Information.

Summary of Option Activity (in thousands, except per share data)

	Shares Available for Options	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at September 30, 2003	1,229	3,640	$16.89
Grants	(1,144)	1,144	38.81
Exercises	--	(517)	23.36
Cancellations (1)	2	(12)	16.06

Outstanding at January 3, 2004	87	4,255	$22.84

(1) Includes 9,679 shares cancelled under the 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002.

In-the-Money and Out-of-the-Money Option Information as of January 3, 2004 (in thousands, except per share data)

	Exercisable		Unexercisable		Total
	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share
In-the-Money	1,122	$16.53	3,133	$25.10	4,255	$22.84
Out-of-the-Money (1)	--	--	--	--	--	--

Total Options Outstanding	1,122	$16.53	3,133	$25.10	4,255	$22.84

(1) Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $40.88 at the end of the current quarter.

         Executive Options.    The following tables summarize option grants and exercises during the three months ended January 3, 2004 to our Named Executive Officers and the value of the options held by such persons at January 3, 2004.

Options Granted to Named Executive Officers

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price per Share (3)	Expiration Date	5%	10%
Mark S. Ain	88,500	7.7%	$38.81	05/21/08	$844,568	$1,845,473
CEO and Chairman
Paul A. Lacy	58,500	5.1%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Financial and
Administrative Officer
Aron J. Ain	58,500	5.1%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Operating Officer
Peter C. George	43,500	3.8%	38.81	05/21/08	415,127	907,097
V.P., Engineering and
Chief Technology Officer
James Kizielewicz	43,500	3.8%	38.81	05/21/08	415,127	907,097
V.P., Marketing and
Corporate Strategy

(1)	Each option vests in four equal annual installments commencing one year from the date of grant.

(2)	Based on an aggregate of 1,144,250 shares subject to options granted to our employees in the three month period ended January 3, 2004.

(3)	The exercise price of each option was equal to the fair market value of our common stock on the date of grant as reported by The NASDAQ National Market®.

(4)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date (and are shown net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares.) Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment with us through the option vesting period and the date on which the options are exercised.

Option Exercises and Remaining Holdings of Named Executive Officers

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End (2) Exercisable/ Unexercisable
Mark S. Ain	112,500	$2,599,875	121,500/228,000	$2,970,000/3,429,045
Paul A. Lacy	12,375	292,793	58,312/152,438	1,375,654/2,291,029
Aron J. Ain	12,375	299,244	44,250/152,438	1,050,681/2,291,029
Peter C. George	28,125	704,612	58,500/121,125	1,427,569/1,913,929
James Kizielewicz	15,375	338,261	27,937/115,838	677,827/1,742,869

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)	Based on the fair market value of the common stock on January 3, 2004 ($40.88), the last day of the first quarter of our 2004 fiscal year, less the option exercise price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments, foreign currency fluctuations and decreases in our common stock price affecting capped call options. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2003 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at January 3, 2004, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at January 3, 2004, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        We previously entered into short-term capped call options in conjunction with our stock repurchase initiatives. During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. For more information on this call option, please refer to Note K in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of January 3, 2004, there were no capped call option arrangements outstanding.

Item 4. Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 3, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)         Reports on Form 8-K

On January 6, 2004, the Company furnished a Current Report on Form 8-K under Item 12, containing a copy of its earnings release, dated January 6, 2004, for the period ending January 3, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

On January 29, 2004, the Company furnished a Current Report on Form 8-K under Item 12, containing a copy of its earnings release, dated January 29, 2004, for the period ending January 3, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

On February 2, 2004, the Company filed a Current Report on Form 8-K under Item 5, containing an amendment to a proposal contained in the Company’s definitive proxy materials regarding the approval of the issuance of additional common stock for the Company’s 2002 Stock Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 17, 2004

KRONOS INCORPORATED

By /s/ Paul A. Lacy
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