Form 10-Q
period 2004-04-03
KRONOS INC
filed 2004-05-17
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 3, 2004

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
(Address of principal executive offices)(Zip Code)

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

Yes __X__           No ____

As of May 7, 2004, 31,049,849 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net revenues:
Product	$44,966	$44,143	$84,106	$83,030
Maintenance	34,595	29,666	68,742	58,651
Professional services	28,418	22,672	54,804	44,509

	107,979	96,481	207,652	186,190
Cost of sales:
Costs of product	10,512	10,929	20,212	20,356
Costs of maintenance and professional services	33,303	28,036	65,348	54,273

	43,815	38,965	85,560	74,629

Gross profit	64,164	57,516	122,092	111,561
Operating expenses and other income:
Sales and marketing	32,344	30,960	63,364	59,649
Engineering, research and development	10,773	9,552	20,448	18,035
General and administrative	8,053	6,390	14,412	12,435
Amortization of intangible assets	1,001	789	2,008	1,508
Other income, net	(1,853)	(1,522)	(3,371)	(2,427)

	50,318	46,169	96,861	89,200

Income before income taxes	13,846	11,347	25,231	22,361
Provision for income taxes	4,226	4,085	8,199	8,050

Net income	$9,620	$7,262	$17,032	$14,311

Net income per common share:
Basic	$0.31	$0.24	$0.55	$0.48

Diluted	$0.30	$0.24	$0.53	$0.47

Weighted-average common shares outstanding:
Basic	30,992,982	29,780,302	30,841,312	29,620,022

Diluted	32,025,582	30,833,413	31,954,350	30,724,022

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	April 3, 2004	September 30, 2003
ASSETS
Current assets:
Cash and equivalents	$37,393	$42,509
Marketable securities	66,531	44,431
Accounts receivable, less allowances of $7,845	83,111	84,275
at April 3, 2004 and $7,833 at September 30, 2003
Deferred income taxes	10,086	8,427
Other current assets	18,605	18,649

Total current assets	215,726	198,291

Marketable securities	46,566	44,065
Property, plant and equipment, net	39,593	39,263
Intangible assets	21,729	22,938
Goodwill	72,807	70,446
Capitalized software, net	23,036	23,012
Other assets	16,340	14,791

Total assets	$435,797	$412,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,450	$6,584
Accrued compensation	28,079	35,655
Accrued expenses and other current liabilities	9,715	16,169
Deferred product revenues	5,486	3,387
Deferred professional service revenues	36,613	39,745
Deferred maintenance revenues	81,202	75,505

Total current liabilities	168,545	177,045

Deferred maintenance revenues	6,679	7,319
Deferred income taxes	8,665	8,190
Other liabilities	3,650	3,655

Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000
shares, no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,127,455 and 30,439,778 shares issued at
April 3, 2004 and September 30, 2003, respectively	311	304
Additional paid-in capital	53,484	38,110
Retained earnings	194,873	177,841
Cost of Treasury Stock (45,158 shares and 260 shares at
April 3, 2004 and September 30, 2003, respectively)	(1,503)	(6)
Accumulated other comprehensive income:
Foreign currency translation	983	(8)
Net unrealized gain on available-for-sale investments	110	356

	1,093	348
Total shareholders' equity	248,258	216,597

Total liabilities and shareholders' equity	$435,797	$412,806

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Six Months Ended
	April 3, 2004	March 29, 2003
Operating activities:
Net income	$17,032	$14,311
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	5,825	5,317
Amortization of intangible assets	2,008	1,514
Amortization of capitalized software	6,491	5,673
Provision for deferred income taxes	(613)	1,061
Changes in certain operating assets and liabilities:
Accounts receivable, net	263	12,487
Deferred product revenues	2,084	(1,302)
Deferred professional service revenues	(3,366)	(480)
Deferred maintenance revenues	3,728	1,055
Accounts payable, accrued compensation
and other liabilities	(8,942)	(2,212)
Taxes payable	(4,349)	(1,960)
Other	53	419
Tax benefit from exercise of stock options	6,174	4,258

Net cash and equivalents provided by operating activities	26,388	40,141
Investing activities:
Purchase of property, plant and equipment	(6,031)	(6,106)
Capitalized internal software development costs	(6,468)	(5,870)
Increase in marketable securities	(24,601)	(7,518)
Acquisitions of businesses and software, net of cash acquired	(2,790)	(9,943)

Net cash and equivalents used in investing activities	(39,890)	(29,437)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	16,146	10,582
Purchase of treasury stock	(8,734)	(12,474)
Proceeds from call options	--	2,596

Net cash and equivalents provided by financing activities	7,412	704
Effect of exchange rate changes on cash and equivalents	974	348

Increase (decrease) in cash and equivalents	(5,116)	11,756
Cash and equivalents at the beginning of the period	42,509	20,892

Cash and equivalents at the end of the period	$37,393	$32,648

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2003. The results of operations for the six months ended April 3, 2004 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and equivalents to short-term marketable securities. This resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $27.4 million on the September 30, 2003 balance sheet. Certain other reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2004 presentation.

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

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income, as reported	$9,620	$7,262	$17,032	$14,311

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of related tax effects	(2,577)	(2,525)	(4,593)	(4,130)

Pro forma net income	$7,043	$4,737	$12,439	$10,181

Earnings per share:
Basic-as reported	$0.31	$0.24	$0.55	$0.48

Basic-pro forma	$0.23	$0.16	$0.40	$0.34

Diluted-as reported	$0.30	$0.24	$0.53	$0.47

Diluted-pro forma	$0.22	$0.15	$0.39	$0.33

NOTE D – Other Current Assets

Other current assets consists of the following (in thousands):

	April 3, 2004	September 30, 2003
Inventory	$5,059	$5,197
Prepaid expenses	13,546	13,452

Total	$18,605	$18,649

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands).

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of April 3, 2004:
Intangible assets:
Customer related	9.7	$21,957	$10,410	$11,547
Maintenance relationships	12.0	8,339	1,444	6,895
Tax benefits	10.7	2,162	639	1,523
Non-compete agreements	4.0	4,163	2,399	1,764

Total intangible assets		$36,621	$14,892	$21,729

As of September 30, 2003:
Intangible assets:
Customer related	9.7	$21,327	$9,261	$12,066
Maintenance relationships	11.9	8,092	1,101	6,991
Tax benefits	10.7	2,144	527	1,617
Non-compete agreements	4.0	4,060	1,796	2,264

Total intangible assets		$35,623	$12,685	$22,938

For the three months ended April 3, 2004 and March 29, 2003, the amount of goodwill acquired is $ 0.2 million and $8.3 million, respectively. The amount of goodwill acquired during the six months ended April 3, 2004 and March 29, 2003 is $ 2.4 million and $9.6 million, respectively.

For the three and six months ended April 3, 2004, the Company recorded amortization expense for intangible assets of $1.0 million and $2.0 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense

2004	$3,945
2005	3,412
2006	2,975
2007	2,569
2008	2,452
2009	2,119

NOTE F – Acquisitions

During the six months ended April 3, 2004, the Company completed two acquisitions with a combined purchase price of $1.1 million. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the consolidated financial statements since their acquisition date. Acquired entities were engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management software and hardware systems, including the resale of the Company’s products through a dealer relationship. As a result of these acquisitions, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

Certain agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2004 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of April 3, 2004, the Company has the obligation to pay $2.5 million in guaranteed payments. These payments will be made at various dates through fiscal 2006. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During the three months ended April 3, 2004, $.1 million of contingent payments were earned, all of which were recorded as compensation expense. During the three months ended March 29, 2003, $1.2 million of contingent payments were earned, all of which were recorded as goodwill. There were $.1 million of contingent payments earned during the six months ended April 3, 2004 and all were recorded to compensation expense. There were $1.8 million of contingent payments earned during the six months ended March 29, 2003 and all were recorded as goodwill.

NOTE G — Comprehensive Income

For the three and six months ended April 3, 2004 and March 29, 2003, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Comprehensive income:
Net income	$9,620	$7,262	$17,032	$14,311
Cumulative translation adjustment	(8)	262	991	460
Unrealized loss on available-for-sale
securities	(27)	(155)	(246)	(270)

Total comprehensive income	$9,585	$7,369	$17,777	$14,501

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income	$9,620	$7,262	$17,032	$14,311

Weighted-average shares	30,992,982	29,780,302	30,841,312	29,620,022
Effect of dilutive securities:
Employee stock options	1,032,600	1,053,111	1,113,038	1,104,000

Adjusted weighted-average shares and
assumed conversions	32,025,582	30,833,413	31,954,350	30,724,022

Basic earnings per share	$0.31	$0.24	$0.55	$0.48

Diluted earnings per share	$0.30	$0.24	$0.53	$0.47

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

NOTE J — New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the Company’s related parties in that same entity as its own interest. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (Kronos’ fiscal 2004 first quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (Kronos’ fiscal 2004 second quarter).

Kronos currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and 46-6 did not have an effect on Kronos’ consolidated financial position, results of operations or cash flows.

NOTE K – Call Option Arrangements

The Company previously entered into a call option arrangement, which was classified as an equity instrument in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The call option arrangement provided the Company an opportunity to lock in a repurchase price for shares under the Company’s stock repurchase program. The call option arrangement matured in December 2002. At maturity, the Company’s stock price exceeded the strike price of $16.67 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which was credited to additional paid-in-capital. If at maturity the Company’s stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. There were no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to this call option arrangement. The Company currently does not have any call option arrangements outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to product and service revenues, revenue growth rates, product and service gross profit, operating expenses, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, the current economic climate, and the future effects of accounting pronouncements. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

         We have been successful in continuing to increase revenues in all periods presented. While we believe that the current economic environment is improving, certain factors such as a lack of job creation and the apparent lag in technology purchasing in the current economic recovery, as well as the diversion of resources towards compliance with new regulatory requirements on internal controls may result in many customers deferring or reducing their technology purchases in the future.

         Our revenues for the three and six month periods ended April 3, 2004 posted increases over the comparable periods of the prior year of 12% for the three and six month periods. Although our product revenue growth was negatively impacted by unusually high product revenue in the same periods last year, our maintenance and professional services revenues grew during the three and six month periods (17% for both periods for maintenance revenues and 25% and 23% respectively for professional services revenues).

         Net income for the three month period ended April 3, 2004 increased 32% to $9.6 million from $7.3 million, with earnings per share increasing to $0.30 from $0.24 per diluted share. Net income for the six month period ended April 3, 2004 increased 19% to $17.0 million from $14.3 million, with earnings per share increasing to $0.53 from $0.47. Net income growth for both the three and six month periods ended April 3, 2004 was primarily the result of continued growth in revenues as well as continued corporate-wide efforts to contain costs. In addition, the increase in earnings per share in both the three and six month periods was favorably impacted by an improvement in the tax rate from 35% in the three month period ended January 3, 2004 to 31% in the three month period ended April 3, 2004, resulting from the completion of tax audits, the results of which reduced the overall tax exposure for the company. We will continue to leverage investments in infrastructure to generate higher sales volumes, and continue corporate-wide efforts to contain costs. However, anticipated costs related to the release of additional product offerings may partially offset these efforts.

         Regarding expectations for the remainder of the current fiscal year, we presently anticipate that revenue growth for the third quarter and for the entire fiscal 2004, including revenues from customers obtained in the acquisition of businesses, will range between 15% — 19% and 12% — 14%, respectively, with earnings per share in the range of $0.32 — $0.38 for the third quarter and $1.29 — $1.35 for the entire fiscal 2004.

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

         Revenue Recognition – We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as indirect channel customers, which include Automatic Data Processing, Inc. (“ADP”) and other independent resellers. Substantially all of our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

o	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;
o	Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;
o	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;
o	Collectibility is probable; and
o	Vendor-specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

         Revenues from professional services are generally recognized based on vendor-specific objective evidence of fair value when:

o	A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;
o	The professional services have been delivered;
o	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and
o	Collectibility is probable.

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

         Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset, or goodwill, we may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings. During fiscal 2003, we completed the annual testing of the impairment of goodwill, and as a result of this test, we concluded that no impairment of goodwill existed as of June 29, 2003, the annual goodwill impairment measurement date.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the six months ended April 3, 2004.

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

Total Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Total revenues	$107,979	$96,481	12%	$207,652	$186,190	12%

         The principal factor driving revenue growth in the three and six month periods ended April 3, 2004 was increased demand for our professional and maintenance services from new and existing customers. To a lesser extent, revenues were also positively impacted in the three month period ended April 3, 2004 by incremental revenues from acquired businesses.

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenues from acquired
businesses*	$2,812	$1,269	$5,119	$6,634
Percentage of total
revenues	2.6%	1.3%	2.5%	3.6%

         * Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Product revenues	$44,966	$44,143	2%	$84,106	$83,030	1%
Product revenues as
a percent of total
revenues	42%	46%	--	41%	45%	--

         The rate of product revenue growth and the decline in the proportion of product revenues to total revenues in the three and six month periods ended April 3, 2004 is principally attributable to the unusually high product sales volume in the comparable periods of the prior year. In addition, the product revenues in the six month period ended April 3, 2004 benefited less from incremental revenues from acquired businesses due to the timing of acquisitions than the same period of the prior year.

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenues from acquired
businesses	$271	$278	$316	$2,378
Percentage of product
revenues	0.6%	0.6%	0.4%	2.9%

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Maintenance revenues	$34,595	$29,666	17%	$68,742	$58,651	17%
Maintenance revenues
as a percent of
total revenues	32%	31%	--	33%	32%	--

         The increase in maintenance revenues in the three and six month periods ended April 3, 2004 was principally the result of expansion of the installed base and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of platform and capacity upgrade licenses to existing customers. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts due to the higher value typically associated with the new platform’s product or increased value in the product resulting from the additional capacity. To a lesser extent, maintenance revenue was also positively impacted by an increase in revenues from acquired businesses in both the three and six month periods ended April 3, 2004.

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenues from acquired
businesses	$1,489	$659	$3,018	$2,835
Percentage of maintenance
revenues	4.3%	2.2%	4.4%	4.8%

         In addition, we continue to drive incremental maintenance revenues from our focus of enforcing the appropriate effective dates on maintenance contracts upon customer reinstatements.

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Professional
services revenues	$28,418	$22,672	25%	$54,804	$44,509	23%
Professional
services revenues
as a percent of
total revenues	26%	23%	--	26%	24%	--

         The growth in professional services revenues in the three and six month periods ended April 3, 2004 was principally due to an increase in demand for professional services accompanying sales to new customers and an increase in the level of professional services accompanying new and platform conversion sales, as well as an increase in the utilization rate and bill rate experienced in the services organization. Professional services revenues were also positively impacted by an increase in revenues from acquired businesses in both the three and six month periods ended April 3, 2004.

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenues from acquired
businesses	$1,052	$331	$1,785	$1,420
Percentage of professional
services revenues	3.7%	1.5%	3.3%	3.2%

Gross Profit.      Gross profit is the net result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs, as well as the cost of royalties paid to third-parties for certain products. Service cost of sales primarily consists of salaries, facilities and related expenses for service personnel, as well as the cost of maintenance contracts paid to third-parties for certain products.

Gross Profit/Gross Margin (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Product gross profit	$34,454	$33,214	4%	$63,894	$62,674	2%
Service gross profit	29,710	24,302	22%	58,198	48,887	19%

Total gross profit	$64,164	$57,516	12%	$122,092	$111,561	9%

Product gross margin	77%	75%	--	76%	75%	--
Service gross margin	47%	46%	--	47%	47%	--
Total gross margin	59%	60%	--	59%	60%	--

         The decline in total gross margin in the three and six month periods ended April 3, 2004 is primarily attributable to a higher proportion of service revenues, which typically carries a lower gross margin. The impact is partially offset by a slight increase in service gross margin in the three month period ended April 3, 2004. We anticipate total gross margin to increase over the remainder of fiscal 2004 principally as a result of our expectation that the proportion of product revenues to total revenues will increase over the remainder of the fiscal year.

         Product gross margin increased in the three and six month periods ended April 3, 2004 primarily due to a favorable product mix during the periods. Product revenues from hardware and software, which typically carry a higher gross margin than sales of third-party product for resale, were a greater proportion of total product revenues in both the three and six month periods ended April 3, 2004 as compared to the comparable period in the prior year (94% and 91% for the three month periods, respectively and 93% and 91% for the six month periods, respectively). Also contributing to the increased product gross margin is an improvement in the gross margin related to hardware sales, which is primarily attributable to an increase in the average sales price related to sales of our 4500 terminal. Partially offsetting these improvements in the product gross margin is the increased cost related to the amortization of capitalized software costs.

         The increase in service gross margin in the three month period ended April 3, 2004 was principally attributable to an increase in the utilization rate of the service personnel, as well as an increase in the overall average hourly bill rate as compared to the comparable period in the prior year. The utilization rate increase is in part due to an increase in the productivity in our human resources and payroll implementations. Although we anticipate continued productivity increases in our human resources and payroll implementations in the latter half of the fiscal year due to improvements in our service delivery tools and processes, we expect these benefits to be partially offset by our continued investments in training and personnel to support our human resources, payroll and other new product introductions planned for the remainder of fiscal 2004.

Net Operating Expenses.     Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Net operating
expenses	$50,318	$46,169	9%	$96,861	$89,200	9%
Net operating
expenses as a % of
total revenues	47%	48%	--	47%	48%	--

         The increase in total net operating expenses for the three and six month periods ended April 3, 2004 was principally attributable to investments in personnel and related compensation in response to increased customer demand and to support the development of new products. The three month period ended April 3, 2004 was also impacted, to a lesser extent, by an increase in consulting services and training related to the replacement of information technology systems. The reduction in total net operating expenses as a percentage of revenues was attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. We intend to continue efforts to contain costs and to leverage our infrastructure to generate higher sales volume, and believe that net operating expenses as a percentage of revenues in the three month period ended July 3, 2004 will approximate that experienced to date and will decrease in the three month period ended September 30, 2004 due to anticipated increased sales volume during that three month period.

         Sales and Marketing Expenses:     Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Sales and marketing
expenses	$32,344	$30,960	4%	$63,364	$59,649	6%
Sales and marketing
expenses as a % of
total revenues	30%	32%	--	31%	32%	--

         The increase in sales and marketing expense in both periods was primarily attributable to investment in sales personnel and related compensation and support costs to add new customers and to maximize the penetration of existing accounts. The decrease in sales and marketing expense as a percentage of total revenues for the three and six month periods ended April 3, 2004 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes.

         Engineering,Research and Development Expenses:      Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Total Engineering,
research and
development spending	$14,126	$12,599	12%	$26,916	$23,905	13%
Capitalized software
development costs	(3,353)	(3,047)	10%	(6,468)	(5,870)	10%

Engineering, research
and development expenses	$10,773	$9,552	13%	$20,448	$18,035	13%

Engineering, research
and development
expenses as a % of
total revenues	10%	10%	--	10%	10%	--

         The increase in engineering, research and development spending for the three and six month periods ended April 3, 2004 was attributable to continued investment in engineering personnel and their compensation-related expenses. The significant project development efforts in the first six months of fiscal 2004 were principally related to further development and enhancement of the Workforce Central® suite, including scheduling, activities and workflow modules as well as Workforce HR™, Workforce Payroll™ and the Kronos 4500™ terminal.

         General and Administrative Expenses:      General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
General and
administrative
expenses	$8,053	$6,390	26%	$14,412	$12,435	16%
General and
administrative
expenses as a % of
total revenues	7%	7%	--	7%	7%	--

         The increase in general and administrative expenses in the three and six month periods ended April 3, 2004 was primarily due to investment in personnel and related compensation and support costs and an increase in fees related to consulting services and training associated with the replacement of information technology systems. The three month period ended April 3, 2004 was also impacted by an increase in the bad debt reserve, which is the result of an increase in our accounts receivable balance.

         Amortization of Intangible Assets and Other Income, Net:      Amortization of intangible assets includes the amortization expense related to the identified intangible assets recorded by us related to acquisitions of other businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Amortization of
intangible assets	$1,001	$789	27%	$2,008	$1,508	33%
Amortization of
intangible assets as a
% of total revenues	1%	1%	--	1%	1%	--
Other income, net	$1,853	$1,522	22%	$3,371	$2,427	39%
Other income, net as a
% of total revenues	2%	2%	--	2%	1%	--

         The increase in amortization of intangible assets in the three and six month periods ended April 3, 2004, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions which were completed during the last twelve months. The increase in other income, net in the three and six month period ended April 3, 2004, as compared to the comparable period in the prior year, is principally attributed to the reversal of excess interest and other accruals as a result of the favorable completion of certain tax audits during the three month period ended April 3, 2004. This increase was also due, to a lesser extent, to an increase in interest income related to an increase in the cash and marketable securities balances since the prior year.

         Income Taxes.      The provision for income taxes as a percentage of pre-tax income was 30.5% for the three month period ended April 3, 2004 and 32.5% for the six month period ended April 3, 2004. For the comparable periods in the prior fiscal year, the provision for income taxes as a percentage of pre-tax income was 36%. The provision for income taxes was favorably impacted as a result of the completion of certain tax audits during the three month period ended April 3, 2004. We currently anticipate that the income tax rate will approximate 35% for the remainder of the fiscal year. Our effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials and state income taxes.

         Newly Issued Accounting Standards.      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the Company’s related parties in that same entity as its own interest. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (our fiscal 2004 first quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (our fiscal 2004 second quarter).

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

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	April 3, 2004	September 30, 2003	Percent Change
Cash, cash equivalents and marketable
securities (including short and long-term)	$150,490	$131,005	15%
Working capital	$47,181	$21,246	122%

         The increase in cash, cash equivalents and marketable securities is due to cash generated from operations. The increase in working capital is primarily due to an increase in cash, cash equivalents and short-term marketable securities resulting from cash provided by operations.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Cash provided by
operations	$11,551	$26,359	(56%)	$26,388	$40,141	(34%)
Cash used for property,
plant and equipment	$3,012	$3,867	(22%)	$6,031	$6,106	(1%)
Cash used for acquisitions
of businesses	$1,457	$8,297	(82%)	$2,790	$9,943	(72%)
Increases in
marketable securities	$11,852	$7,311	62%	$24,601	$7,518	227%

         The decrease in cash provided by operations in the three and six month periods ended April 3, 2004 was principally attributable to an increase in accounts receivable and an increase in cash used due to the timing of certain commission and bonus payments as well as payments related to the completion of tax audits. These are partially offset by an increase in net income during the three and six month periods ended April 3, 2004 as compared to the same period in the prior year, as well as an increased rate of growth in our deferred revenues. Although accounts receivable increased as compared to the prior year, the cash flow from operations in the prior year benefited significantly from a reduction in accounts receivable balances due to significant collection efforts during the three month period ended March 29, 2003. The decrease in cash provided by operations in the three and six month periods ended April 3, 2004 was also the result of an increase in our practice of billing customers in arrears as professional services are delivered rather than billing customers in advance of service delivery. Although cash flow from operations may be negatively impacted in the short term as our practice of billing in arrears increases, we believe this practice will ultimately generate more service revenues.

         Our use of cash for property, plant and equipment in the three and six month periods ended April 3, 2004 includes investments in information system and infrastructure to improve and support expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2004 in conjunction with the replacement of information technology systems. To date, we have invested approximately $2.8 million related to this project. We expect our total investment in this project to range between $8.0 million and $9.0 million in fiscal 2004. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisitions of specified assets and/or businesses of our resellers and/or other providers of labor management solutions. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
Shares of common stock
repurchased	175,500	346,950	(49%)	175,500	444,450	(61%)
Cost of shares of common
stock repurchased	$6,028	$8,490	(29%)	$6,028	$11,007	(45%)

         The common stock repurchased under our stock repurchase program is used for our employee stock option plans and employee stock purchase plan. During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. We currently do not have any outstanding call option arrangements. Please refer to Note K in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements.

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

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations	$31,257	$9,406	$13,443	$4,791	$3,617
Guaranteed payment
obligations	2,477	1,031	1,446	--	--

Total	$33,734	$10,437	$14,889	$4,791	$3,617

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

     Competition.        The workforce management (“WM”) market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions and/or loss of market share. With our efforts to expand our labor management offering with the recent introduction of our human resources and payroll product suite, we will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition and operating results.

Potential Fluctuations in Results.      Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effect on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with new regulatory requirements on internal controls, mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us to enter the human resources and payroll market, market acceptance of new products, competitive pricing pressure and general economic conditions. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

         Dependence on Time and Labor Product Line.      To date, more than 90% of our revenues have been attributable to sales of labor management systems and related services. Although we have introduced products for the licensed human resources and payroll market, we expect that our dependence on the time and labor product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause our time and labor products to lose market acceptance or experience significant price erosion, adversely affecting the results of our operations.

         Product Development and Technological Change.      Continual change and improvement in computer software and hardware technology characterize the markets for WM systems. Our future success will depend largely on our ability to enhance the capabilities and increase the performance of our existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of our customers. Although we are continually seeking to further enhance our WM offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products which are superior to our products or achieve greater market acceptance.

         Dependence on Alternate Distribution Channels.      We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In the first six months of fiscal 2004, approximately 9% of our revenue was generated through sales to resellers and ADP. During fiscal 2003 we signed an agreement with ADP extending our business relationship for an additional term of five years and therefore do not anticipate that our entrance into the human resources and payroll market will have a negative impact on our relationship with ADP. However, a reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

         Stock options are generally granted annually in conjunction with the Compensation Committee’s formal review of the individual performance of key executives, including our Chief Executive Officer, and their contributions to the Company. In the six month period ended April 3, 2004, 75% of the options granted went to employees other than our “Named Executive Officers” (as set forth in the table below). All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest in four equal annual installments beginning one year from the date of grant and have a contractual life of four years and six months.

         The presentation of share and per share amounts have been restated to reflect our three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

Distribution and Dilutive Effect of Options.

Employee and Executive Option Grants:

	For the Six Month Period Ended April 3, 2004	For the Fiscal Year Ended September 30, 2003	For the Fiscal Year Ended September 30, 2002
Net grants during period as % of
outstanding shares	3.8%	4.1%	4.7%
Grants to Named Executive Officers*
during period as % of options granted	24.7%	24.1%	25.3%
Grants to Named Executive Officers*
during period as % of shares outstanding	0.9%	1.0%	1.2%

* The following individuals are Kronos’ Named Executive Officers for fiscal 2003 and for the first six month period of fiscal 2004:

Mark S. Ain	Chief Executive Officer and Chairman
Paul A. Lacy	Executive Vice President, Chief Financial and Administrative Officer
Aron J. Ain	Executive Vice President, Chief Operating Officer
Peter C. George	Vice President, Engineering and Chief Technology Officer
James Kizielewicz	Vice President, Corporate Development

The figures for fiscal 2002 reflect the Named Executive Officers as reported in our definitive proxy statement for our 2003 Annual Meeting of Shareholders.

General Option Information.

Summary of Option Activity (in thousands, except per share data)

	Shares Available for Options	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at September 30, 2003	1,229	3,640	$16.89
Additional shares (1)	2,450	--	--
Grants	(1,186)	1,186	38.72
Exercises	--	(770)	16.73
Cancellations (2)	12	(26)	18.84

Outstanding at April 3, 2004	2,505	4,030	$23.33

(1)	Represents an increase of 2,450,000 shares approved for issuance by the stockholders at their Annual Meeting in February 2004.

(2)	Includes 14,294 shares cancelled under the 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002.

In-the-Money and Out-of-the-Money Option Information as of April 3, 2004 (in thousands, except per share data)

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
In-the-Money	909	$16.82	1,939	$17.00	2,848	$16.94
Out-of-the-Money (1)	--	--	1,182	38.72	1,182	38.72

Total Options Outstanding	909	$16.82	3,121	$25.22	4,030	$23.33

(1)	Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $31.85 at the end of the current quarter.

         Executive Options.     The following tables summarize option grants and exercises during the six months ended April 3, 2004 to our Named Executive Officers and the value of the options held by such persons at April 3, 2004.

Options Granted to Named Executive Officers

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price per Share (3)	Expiration Date	5%	10%
Mark S. Ain	88,500	7.5%	$38.81	05/21/08	$844,568	$1,845,473
CEO and Chairman
Paul A. Lacy	58,500	4.9%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Financial and
Administrative Officer
Aron J. Ain	58,500	4.9%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Operating Officer
Peter C. George	43,500	3.7%	38.81	05/21/08	415,127	907,097
V.P., Engineering and
Chief Technology Officer
James Kizielewicz	43,500	3.7%	38.81	05/21/08	415,127	907,097
V.P., Marketing and
Corporate Strategy

(1)	Each option vests in four equal annual installments commencing one year from the date of grant.

(2)	Based on an aggregate of 1,185,500 shares subject to options granted to our employees in the six month period ended April 3, 2004.

(3)	The exercise price of each option was equal to the fair market value of our common stock on the date of grant as reported by The NASDAQ National Market®.

(4)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date (and are shown net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares.) Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment with us through the option vesting period and the date on which the options are exercised.

   Option Exercises and Remaining Holdings of Named Executive Officers

			Number of Securities Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised In-The-Money Options at Fiscal Year-End (2)

Name	Shares Acquired on Exercise	Value Realized (1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Mark S. Ain	112,500	$2,599,875	124,875/224,625	$1,881,360/1,977,660
Paul A. Lacy	40,500	868,740	33,000/149,625	460,185/1,314,585
Aron J. Ain	38,813	884,176	20,625/149,625	243,375/1,314,585
Peter C. George	28,125	704,612	60,750/118,875	904,984/1,117,260
James Kizielewicz	15,375	338,261	30,187/112,688	431,226/991,674

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)	Based on the fair market value of the common stock on April 3, 2004 ($31.85), the last day of the second quarter of our 2004 fiscal year, less the option exercise price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments, foreign currency fluctuations and decreases in our common stock price affecting capped call options. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2003 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at April 3, 2004, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at April 3, 2004, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        We previously entered into short-term capped call options in conjunction with our stock repurchase initiatives. During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. For more information on this call option, please refer to Note K in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. There are currently no capped call option arrangements outstanding.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)      Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        In the following table, we provide information about our purchases during the quarter ended April 3, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
01/04/04-01/31/04	--	--	--	964,913
02/01/04-02/28/04	53,000	$36.55	53,000	911,913
02/29/04-04/03/04	122,500	33.39	122,500	789,413
Total:	175,500	$34.35	175,500	789,413

(1)     We repurchased an aggregate of 175,500 shares of our common stock pursuant to the repurchase programs that we publicly announced on May 13, 2002 and May 13, 2003 (the “Programs”).

(2)     Our board of directors approved the repurchase by us of up to an aggregate of 1,500,000 shares of our common stock pursuant to the Programs. Unless terminated earlier by resolution of our board of directors, the Programs will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 4.       Submission of Matters to a Vote of Security Holders.

(a)	The 2004 Annual Meeting of Stockholders of Kronos Incorporated was held on February 12, 2004.

(b)	At the Annual Meeting, Messrs. Richard J. Dumler and Samuel Rubinovitz were elected as Class III Directors for three-year terms expiring in 2007. In addition, the Directors whose terms of office continue after the meeting are three Class II Directors: Messrs. Mark S. Ain, W. Patrick Decker and David B. Kiser, and two Class I Directors: Messrs. D. Bradley McWilliams and Lawrence Portner. The tabulation was as follows:

	FOR	WITHHELD
Richard J. Dumler	28,376,414	1,088,565
Samuel Rubinovitz	28,528,942	936,037

(c)	The amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the Plan from 2,550,000 to 5,000,000 was approved as follows:

FOR	AGAINST	ABSTAIN
18,810,771	8,338,033	94,061

(d)	The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the 2004 fiscal year.

FOR	AGAINST	ABSTAIN
25,554,090	893,966	16,923

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

On April 26, 2004, the Company furnished a Current Report on Form 8-K under Item 12, containing a copy of its earnings release, dated April 26, 2004, for the period ending April 3, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 17, 2004	KRONOS INCORPORATED
By: /s/ Paul A. Lacy Paul A. Lacy Executive Vice President, Chief Financial and Administrative officer (Duly Authorized Officer and Principal Financial Officer)

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