Form 10-Q
period 2004-07-03
KRONOS INC
filed 2004-08-12
CIK 886903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 2004

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

Yes __X__           No ____

As of July 31, 2004, 31,142,671 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net revenues:
Product	$50,941	$42,185	$135,047	$125,215
Maintenance	35,427	32,826	104,169	91,477
Professional services	28,332	23,205	83,136	67,714

	114,700	98,216	322,352	284,406
Cost of sales:
Costs of product	10,802	10,097	31,014	30,453
Costs of maintenance and professional services	34,157	28,664	99,505	82,937

	44,959	38,761	130,519	113,390

Gross profit	69,741	59,455	191,833	171,016
Operating expenses and other income:
Sales and marketing	33,627	30,544	96,991	90,193
Engineering, research and development	11,028	9,894	31,476	27,929
General and administrative	7,943	6,063	22,355	18,498
Amortization of intangible assets	1,003	985	3,011	2,493
Other income, net	(973)	(1,384)	(4,344)	(3,811)

	52,628	46,102	149,489	135,302
Income before income taxes	17,113	13,353	42,344	35,714
Provision for income taxes	5,958	4,969	14,157	13,019

Net income	$11,155	$8,384	$28,187	$22,695

Net income per common share:
Basic	$0.36	$0.28	$0.91	$0.76

Diluted	$0.35	$0.27	$0.88	$0.74

Weighted-average common shares outstanding:
Basic	31,109,965	29,828,427	30,930,863	29,689,491

Diluted	32,050,336	30,982,514	31,986,345	30,810,186

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	July 3, 2004	September 30, 2003
ASSETS
Current assets:
Cash and equivalents	$49,391	$42,509
Marketable securities	40,549	44,431
Accounts receivable, less allowances of $8,337	88,306	84,275
at July 3, 2004 and $7,833 at September 30, 2003
Deferred income taxes	8,048	8,427
Other current assets	19,094	18,649

Total current assets	205,388	198,291
Marketable securities	77,412	44,065
Property, plant and equipment, net	40,705	39,263
Intangible assets	21,501	22,938
Goodwill	74,076	70,446
Capitalized software, net	23,036	23,012
Other assets	17,918	14,791

Total assets	$460,036	$412,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,374	$6,584
Accrued compensation	37,011	35,655
Accrued expenses and other current liabilities	12,188	16,169
Deferred product revenues	8,241	3,387
Deferred professional service revenues	37,830	39,745
Deferred maintenance revenues	79,681	75,505

Total current liabilities	183,325	177,045
Deferred maintenance revenues	7,393	7,319
Deferred income taxes	9,168	8,190
Other liabilities	2,783	3,655
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized
1,000,000 shares, no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized
50,000,000 shares, 31,170,523 and 30,439,518 shares
issued at July 3, 2004 and September 30, 2003, respectively	312	304
Additional paid-in capital	50,860	38,104
Retained earnings	206,028	177,841
Accumulated other comprehensive income:
Foreign currency translation	489	(8)
Net unrealized gain (loss) on available-for-sale investments	(322)	356

	167	348
Total shareholders' equity	257,367	216,597

Total liabilities and shareholders' equity	$460,036	$412,806

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Nine Months Ended
	July 3, 2004	June 28, 2003
Operating activities:
Net income	$28,187	$22,695
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	8,767	8,100
Amortization of intangible assets	3,008	2,537
Amortization of capitalized software	9,774	8,624
Provision for deferred income taxes	1,920	601
Changes in certain operating assets and liabilities:
Accounts receivable, net	(6,705)	10,015
Deferred product revenues	4,859	(2,889)
;Deferred professional service revenues	(2,136)	(399)
Deferred maintenance revenues	2,616	879
Accounts payable, accrued compensation
and other liabilities	2,060	(3,278)
Taxes payable	(4,221)	(27)
Other	(752)	(409)
Tax benefit from exercise of stock options	8,667	6,760

Net cash and equivalents provided by operating activities	56,044	53,209
Investing activities:
Purchase of property, plant and equipment	(10,135)	(8,452)
Capitalized internal software development costs	(9,751)	(8,982)
Increase in marketable securities	(29,465)	(19,664)
Acquisitions of businesses and software, net of cash acquired	(4,576)	(13,245)

Net cash and equivalents used in investing activities	(53,927)	(50,343)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	21,255	16,929
Repurchase of common stock	(17,286)	(14,704)
Proceeds from call options	--	2,596

Net cash and equivalents provided by financing activities	3,969	4,821
Effect of exchange rate changes on cash and equivalents	796	979

Increase in cash and equivalents	6,882	8,666
Cash and equivalents at the beginning of the period	42,509	20,892

Cash and equivalents at the end of the period	$49,391	$29,558

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2003. The results of operations for the nine months ended July 3, 2004 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and equivalents to short-term marketable securities. This resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $27.4 million on the September 30, 2003 balance sheet. In addition, in response to the Massachusetts Business Corporation Act (see Note I), the Company reclassified shares previously classified as Treasury shares as authorized but unissued shares of common stock. Certain other reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2004 presentation.

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

NOTE C — Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$11,155	$8,384	$28,187	$22,695
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects	(2,411)	(1,522)	(7,004)	(5,652)

Pro forma net income	$8,744	$6,862	$21,183	$17,043

Earnings per share:
Basic--as reported	$0.36	$0.28	$0.91	$0.76

Basic--pro forma	$0.28	$0.23	$0.68	$0.57

Diluted--as reported	$0.35	$0.27	$0.88	$0.74

Diluted--pro forma	$0.27	$0.22	$0.66	$0.55

NOTE D — Other Current Assets

Other current assets consists of the following (in thousands):

	July 3, 2004	September 30, 2003
Inventory	$4,588	$5,197
Prepaid expenses	14,506	13,452

Total	$19,094	$18,649

NOTE E — Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands).

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of July 3, 2004:
Intangible assets:
Customer related	9.8	$22,185	$10,787	$11,398
Maintenance relationships	12.0	8,653	1,621	7,032
Tax benefits	10.7	2,158	692	1,466
Non-compete agreements	3.9	4,272	2,667	1,605

Total intangible assets		$37,268	$15,767	$21,501

As of September 30, 2003:
Intangible assets:
Customer related	9.7	$21,327	$9,261	$12,066
Maintenance relationships	11.9	8,092	1,101	6,991
Tax benefits	10.7	2,144	527	1,617
Non-compete agreements	4.0	4,060	1,796	2,264

Total intangible assets		$35,623	$12,685	$22,938

For the three months ended July 3, 2004 and June 28, 2003, the amount of goodwill acquired is $1.3 million and $2.7 million, respectively. The amount of goodwill acquired during the nine months ended July 3, 2004 and June 28, 2003 is $3.6 million and $12.3 million, respectively.

For the three months ended July 3, 2004 and June 28, 2003, the Company recorded amortization expense for intangible assets of $1.0 million for both periods, and recorded $3.0 million and $2.5 million of amortization expense for intangible assets for the nine months ended July 3, 2004 and June 28, 2003, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2004	$3,951
2005	3,509
2006	3,052
2007	2,628
2008	2,498
2009	2,174

NOTE F – Acquisitions

During the nine months ended July 3, 2004, the Company completed five acquisitions with a combined purchase price of $3.1 million. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the consolidated financial statements since their acquisition date. Acquired entities were engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management software and hardware systems, including the resale of the Company’s products through a dealer relationship. As a result of these acquisitions, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

Certain agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2004 through 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of July 3, 2004, the Company has the obligation to pay $2.7 million in guaranteed payments. These payments will be made at various dates through fiscal 2006. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During the three months ended July 3, 2004 and June 28, 2003, there were no contingent payments earned. There were $0.1 million of contingent payments earned during the nine months ended July 3, 2004 and all were recorded to compensation expense. There were $1.8 million of contingent payments earned during the nine months ended June 28, 2003 and all were recorded as goodwill.

NOTE G — Comprehensive Income

For the three and nine months ended July 3, 2004 and June 28, 2003, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Comprehensive income:
Net income	$11,155	$8,384	$28,187	$22,695
Cumulative translation adjustment	(494)	923	497	1,383
Unrealized loss on available-for-sale
securities	(432)	(70)	(678)	(340)

Total comprehensive income	$10,229	$9,237	$28,006	$23,738

NOTE H — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$11,155	$8,384	$28,187	$22,695

Weighted-average shares	31,109,965	29,828,427	30,930,863	29,689,491
Effect of dilutive securities:
Employee stock options	940,371	1,154,087	1,055,482	1,120,695

Adjusted weighted-average shares and
assumed conversions	32,050,336	30,982,514	31,986,345	30,810,186

Basic earnings per share	$0.36	$0.28	$0.91	$0.76

Diluted earnings per share	$0.35	$0.27	$0.88	$0.74

NOTE I — The Massachusetts Business Corporation Act

Effective July 1, 2004, the Massachusetts Business Corporation Act (the “Act”) eliminated the concept of treasury stock. Under the Act, shares previously classified as treasury stock are to be treated as authorized but unissued shares of common stock. As a result of this change, the Company has reclassified treasury stock for the balance sheets presented in this filing such that the shares which were previously classified as treasury stock are now classified as authorized, but unissued shares of common stock on the balance sheet. At September 30, 2003, the Company had 260 shares and approximately $6,000 classified as treasury stock.

NOTE J — Stock Split

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

NOTE K — New Accounting Pronouncements

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

NOTE L — Call Option Arrangements

In August 2002, the Company entered into a call option arrangement, which was classified as an equity instrument in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The call option arrangement provided the Company an opportunity to lock in a repurchase price for shares under the Company’s stock repurchase program. The call option arrangement matured in December 2002. At maturity, the Company’s stock price exceeded the strike price of $16.67 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which was credited to additional paid-in-capital. If at maturity the Company’s stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. There were no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to this call option arrangement. The Company currently does not have any call option arrangements outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to product and service revenues, revenue growth rates, product and service gross profit, operating expenses, earnings per share, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

         Our revenues for the three and nine month periods ended July 3, 2004 posted increases over the comparable periods of the prior year of 17% for the three month period and 13% for the nine month period. Our product revenue growth of 21% and 8% in the three and nine month periods ended July 3, 2004 was a primary factor in the revenue growth, as was continued growth in professional services revenues and maintenance revenues (22% and 23%, respectively, for professional services revenues and 8% and 14%, respectively, for maintenance revenues).

         Net income for the three month period ended July 3, 2004 increased 33% to $11.2 million from $8.4 million, with earnings per share increasing to $0.35 from $0.27 per diluted share. Net income for the nine month period ended July 3, 2004 increased 24% to $28.2 million from $22.7 million, with earnings per diluted share increasing to $0.88 from $0.74. Net income growth for both the three and nine month periods ended July 3, 2004 was primarily the result of continued growth in revenues as well as continued corporate-wide efforts to contain costs, and to a lesser extent, a reduction in the income tax rate, primarily resulting from the completion of certain tax audits during the three month period ended April 3, 2004. We will continue to leverage investments in infrastructure to generate higher sales volumes, and continue corporate-wide efforts to contain costs. However, anticipated costs related to the release of additional product offerings may partially offset these efforts.

         Regarding expectations for the remainder of the current fiscal year, we presently anticipate that revenue growth for the fourth quarter and for the entire fiscal 2004, including revenues from customers obtained in the acquisition of businesses, will range between 10% — 14% and 12% — 13%, respectively, with earnings per share in the range of $0.47 — $0.53 for the fourth quarter and $1.35 — $1.41 for the entire fiscal 2004.

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

         Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset, or goodwill, we may be required to record an impairment charge in the reporting period in which the impairment is determined, which may have a negative impact on earnings. During fiscal 2003, we completed the annual testing of the impairment of goodwill, and as a result of this test, we concluded that no impairment of goodwill existed as of June 29, 2003, the annual goodwill impairment measurement date.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the nine months ended July 3, 2004.

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

         Income Taxes — We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Revenues.     We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services as well as ongoing customer support and maintenance.

Total Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Total revenues	$114,700	$98,216	17%	$322,352	$284,406	13%

         The principal factor driving revenue growth in the three month period ended July 3, 2004 was increased demand for our software and hardware products from new and existing customers, as well as increased demand for our professional and maintenance services. The principal factor driving revenue growth in the nine month period ended July 3, 2004 was increased demand for our professional and maintenance services from new and existing customers, and to a lesser extent an increase in demand for our software and hardware products.

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenues from acquired
businesses*	$806	$1,890	$5,925	$8,524
Percentage of total
revenues	0.7%	1.9%	1.8%	3.0%

        * Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Product revenues	$50,941	$42,185	21%	$135,047	$125,215	8%
Product revenues as a
percent of total revenues	44%	43%	--	42%	44%	--

         The product revenue growth and the increase in the proportion of product revenue to total revenues in the three month period ended July 3, 2004 was primarily the result of an increase in demand for our Workforce Central® suite and related software modules, our Kronos iSeries Central suite, as well as our Kronos 4500™ Terminal. The increased demand is primarily the result of the continued introduction of new products and software modules, as well as new and platform conversion sales. The rate of product revenue growth and the lower proportion of product revenues to total revenues in the nine month period ended July 3, 2004 is principally attributable to the unusually high product sales volume in the first nine months of the prior year. In addition, the product revenues in the nine month period ended July 3, 2004 benefited less from incremental revenues from acquired businesses due to the timing of acquisitions than the same period of the prior year.

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenues from acquired businesses	$241	$4	$557	$2,382
Percentage of product revenues	0.5%	0.0%	0.4%	1.9%

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Maintenance revenues	$35,427	$32,826	8%	$104,169	$91,477	14%
Maintenance revenues
as a percent of
total revenues	31%	33%	--	32%	32%	--

         The increase in maintenance revenues in the three and nine month periods ended July 3, 2004 was principally the result of expansion of the installed base and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of platform and capacity upgrade licenses to existing customers. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts due to the higher value typically associated with the new platform’s product or increased value in the product resulting from the additional capacity. The maintenance value is typically based on the related product’s value. The reduced rate of maintenance revenue growth experienced in the three month period ended July 3, 2004 as compared to the rate of growth experienced in the nine month period ended July 3, 2004 is primarily due to the timing of acquisitions as well as the timing of incremental revenues related to our focus of enforcing the appropriate effective dates on maintenance contracts upon customer reinstatements. The lower proportion of maintenance revenues to total revenues in the three months period ended July 3, 2004 is primarily due to the increased proportion of product revenue.

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenues from acquired businesses	$380	$1,274	$3,398	$4,109
Percentage of maintenance revenues	1.1%	3.9%	3.3%	4.5%

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Professional
services revenues	$28,332	$23,205	22%	$83,136	$67,714	23%
Professional services
revenues as a percent
of total revenues	25%	24%	--	26%	24%	--

         The growth in professional services revenues in the three and nine month periods ended July 3, 2004 was principally due to an increase in demand for professional services, which is the result of an increase in sales to new customers. Also contributing to the growth in professional services revenue is an increase in the level of professional services accompanying new and platform conversion sales, which may result in the delivery of additional professional services hours during the implementations. Further contributing to the growth of the professional services revenue is an increase in the utilization rate and bill rate experienced in the services organization. The growth in professional services revenues was partially offset by a decrease in revenues from acquired businesses in both the three and nine month periods ended July 3, 2004.

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenues from acquired
businesses	$185	$612	$1,970	$2,032
Percentage of professional
services revenues	0.7%	2.6%	2.4%	3.0%

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

Gross Profit/Gross Margin (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Product gross profit	$40,139	$32,088	25%	$104,033	$94,762	10%
Service gross profit	29,602	27,367	8%	87,800	76,254	15%

Total gross profit	$69,741	$59,455	17%	$191,833	$171,016	12%

Product gross margin	79%	76%	--	77%	76%	--
Service gross margin	46%	49%	--	47%	48%	--
Total gross margin	61%	61%	--	60%	60%	--

         Total gross margin for both the three and nine month periods ended July 3, 2004 remained unchanged. Although service gross margin decreased in both periods presented, this decrease was offset by an increase in product gross margin. We anticipate total gross margin to increase in the fourth quarter of fiscal 2004 principally as a result of our expectation that the proportion of product revenues to total revenues will increase in the fourth quarter.

         Product gross margin increased in the three and nine month periods ended July 3, 2004 primarily due to a favorable product mix during the periods. Product revenues from hardware and software, which typically carry a higher gross margin than sales of third-party product for resale, were a greater proportion of total product revenues in both the three and nine month periods ended July 3, 2004 as compared to the comparable period in the prior year (94% and 91% for both the three and nine month periods, respectively).

         The decrease in service gross margin in the three and nine month periods ended July 3, 2004 was principally attributable to an increase in professional services revenues as a proportion to total service revenues. Professional services revenues typically carry a lower gross margin than maintenance revenues. This unfavorable service mix was partially offset by an increase in the utilization rate of the service personnel, as well as an increase in the overall average hourly bill rate as compared to the comparable period in the prior year. The utilization rate increase is in part due to an increase in the productivity in our human resources and payroll implementations. Although we anticipate continued productivity increases in our human resources and payroll implementations in the fourth quarter of the fiscal year due to improvements in our service delivery tools and processes, we expect these benefits to be partially offset by our continued investments in training and personnel to support our human resources, payroll and other new product introductions planned for the remainder of fiscal 2004.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Net operating
expenses	$52,628	$46,102	14%	$149,489	$135,302	10%
Net operating expenses
as a % of total revenues	46%	47%	--	46%	48%	--

         The increase in total net operating expenses for the three and nine month periods ended July 3, 2004 was principally attributable to investments in personnel and related compensation and overhead costs in response to increased customer demand and to support the development of new products. The reduction in total net operating expenses as a percentage of revenues was attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. We intend to continue efforts to contain costs and to leverage our infrastructure to generate higher sales volume, and believe that net operating expenses as a percentage of revenues will decrease in the three month period ended September 30, 2004 due to anticipated increased sales volume during that three month period.

         Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Sales and marketing
expenses	$33,627	$30,544	10%	$96,991	$90,193	8%
Sales and marketing
expenses as a % of
total revenues	29%	31%	--	30%	32%	--

         The increase in sales and marketing expense in both periods was primarily attributable to investment in sales personnel and related compensation and support costs to add new customers and to maximize the penetration of existing accounts. The decrease in sales and marketing expense as a percentage of total revenues for the three and nine month periods ended July 3, 2004 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes.

         Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Total Engineering,
research and
development spending	$14,311	$13,005	10%	$41,227	$36,910	12%
Capitalized software
development costs	(3,283)	(3,111)	6%	(9,751)	(8,981)	9%

Engineering, research
and development expenses	$11,028	$9,894	11%	$31,476	$27,929	13%

Engineering, research and
development expenses as
a % of total revenues	10%	10%	--	10%	10%	--

         The increase in engineering, research and development spending for the three and nine month periods ended July 3, 2004 was attributable to continued investment in engineering personnel and their compensation-related expenses. This increase is the result of the continued development and support of new products. This increase in both the three and nine month periods ended July 3, 2004 was partially offset by a decrease in spending related to third-party engineering consultants. The significant project development efforts in the first nine months of fiscal 2004 were principally related to further development and enhancement of the Workforce Central® suite, including scheduling, activities and workflow modules as well as Workforce HR™, Workforce Payroll™ and the Kronos 4500 terminal.

         General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
General and
administrative expenses	$7,943	$6,063	31%	$22,355	$18,498	21%
General and administrative
expenses as a % of
total revenues	7%	6%	--	7%	7%	--

         The increase in general and administrative expenses in the three and nine month periods ended July 3, 2004 was primarily due to investment in personnel and related compensation and support costs required for the continued support of our growing operations, and an increase in fees related to consulting services and training associated with the replacement of information technology systems.

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

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Amortization of
intangible assets	$1,003	$985	2%	$3,011	$2,493	21%
Amortization of
intangible assets as a
% of total revenues	1%	1%	--	1%	1%	--
Other income, net	$973	$1,384	(30%)	$4,344	$3,811	14%
Other income, net as a
% of total revenues	1%	1%	--	1%	1%	--

         The increase in amortization of intangible assets in the three and nine month periods ended July 3, 2004, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions which were completed during the last two fiscal years. The decrease in other income, net in the three month period ended July 3, 2004 is principally due to changes in the foreign exchange rates which resulted in exchange gains in the three month period ended June 28, 2003, and exchange losses in the three month period ended July 3, 2004. The increase in other income, net in the nine month period ended July 3, 2004, as compared to the comparable period in the prior year, is principally attributed to the reversal of excess interest and other tax-related accruals as a result of the favorable completion of certain tax audits during the three month period ended April 3, 2004.

         Income Taxes. The provision for income taxes as a percentage of pre-tax income was 34.8% for the three month period ended July 3, 2004 and 33.4% for the nine month period ended July 3, 2004. For the comparable periods in the prior fiscal year, the provision for income taxes as a percentage of pre-tax income was 37.2% and 36.5%, respectively. The provision for income taxes was favorably impacted as a result of the completion of certain tax audits during the three month period ended April 3, 2004. We currently anticipate that the income tax rate will approximate 33% for the three month period ended September 30, 2004. Our effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials and state income taxes.

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

Liquidity and Capital Resources

         We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. We believe, however, that we have more than adequate financing to sustain our operations through the next twelve months.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	July 3, 2004	September 30, 2003	Percent Change
Cash, cash equivalents and marketable securities
(including short and long-term)	$167,352	$131,005	28%
Working capital	$22,063	$21,246	4%

         The increase in cash, cash equivalents and marketable securities is due to cash generated from operations. The increase in working capital is primarily due to an increase in cash, cash equivalents and short-term marketable securities resulting from cash provided by operations. A portion of our cash reserves is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Cash provided by
operations	$29,656	$13,068	127%	$56,044	$53,209	5%
Cash used for property,
plant and equipment	$4,104	$2,346	75%	$10,135	$8,452	20%
Cash used for acquisitions
of businesses	$1,786	$3,302	(46%)	$4,576	$13,245	(65%)
Increases in
marketable securities	$4,864	$12,146	(60%)	$29,465	$19,664	50%
Net proceeds from
exercise of stock
options and employee
stock purchase plans	$5,109	$6,347	(20%)	$21,255	$16,929	26%
Repurchases of common
stock	$8,552	$2,230	283%	$17,286	$14,704	18%

         The increase in cash provided by operations in the three and nine month periods ended July 3, 2004 was principally attributable to an increase in net income, an increased rate of growth in our deferred maintenance and product revenues, and an increased rate of growth of accounts payable and accrued expenses related to the timing of certain vendor payments and the timing of certain compensation related accruals. These are partially offset by an increase in accounts receivable during the three and nine month periods ended July 3, 2004 as compared to the same period in the prior year, which is attributable to an increase in sales volume. The accounts receivable balance from the prior year benefited from significant collection efforts, which offset any increases related to sales volume. A decrease in the rate of growth in our deferred professional services revenues also partially offsets the increases discussed above. This decrease is attributable to an increase in our practice of billing customers in arrears as professional services are delivered rather than billing customers in advance of service delivery. Although cash flow from operations may be negatively impacted in the short term as our practice of billing in arrears increases, we believe this practice will benefit the sales cycle as it is consistent with industry practice.

         Our use of cash for property, plant and equipment in the three and nine month periods ended July 3, 2004 includes investments in information system and infrastructure to improve and support expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2004 in conjunction with the replacement of information technology systems. To date, we have invested approximately $5.6 million (excluding internal personnel related costs) related to this project. We expect our total investment in this project (excluding internal personnel related costs) to range between $19.0 million and $21.0 million through the end of fiscal 2005. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisitions of specified assets and/or businesses of our resellers and/or other providers of labor management solutions. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Shares of common stock
repurchased	215,500	90,600	138%	391,000	535,050	(27%)
Cost of shares of common
stock repurchased	$7,756	$2,205	252%	$13,784	$13,213	4%

         The common stock repurchased under our stock repurchase program is used for our employee stock option plans and employee stock purchase plan.

          During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. We currently do not have any outstanding call option arrangements. Please refer to Note L in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements.

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

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations	$35,887	$10,592	$14,796	$5,936	$4,563
Guaranteed payment obligations	2,674	2,075	599	--	--

Total	$38,561	$12,667	$15,395	$5,936	$4,563

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

         Competition. The workforce management (“WM”) market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions and/or loss of market share. With our efforts to expand our labor management offering with the introduction of our human resources and payroll product suite, we will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition and operating results.

Potential Fluctuations in Results. Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effect on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with new regulatory requirements on internal controls, mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us in the human resources and payroll market, market acceptance of new products, competitive pricing pressure, and costs associated with the transition related to the replacement of our information technology systems. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

         Dependence on Time and Attendance Product Line. To date, more than 90% of our revenues have been attributable to sales of time and attendance systems and related services. Although we have introduced products for scheduling solutions, and the licensed human resources and payroll market, we expect that our dependence on the time and attendance product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause our time and attendance products to lose market acceptance or experience significant price erosion, adversely affecting the results of our operations.

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

         Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In the first nine months of fiscal 2004, approximately 9% of our revenue was generated through sales to resellers and ADP. During fiscal 2003 we signed an agreement with ADP extending our business relationship for an additional term of five years, and during the three month period ended July 3, 2004, signed an amendment to that agreement which provides for minimum purchasing requirements, and further extends the agreement for an additional six months, and therefore do not anticipate that our entrance into the human resources and payroll market will have a negative impact on our relationship with ADP. However, a reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

         Stock options are generally granted annually in conjunction with the Compensation Committee’s formal review of the individual performance of key executives, including our Chief Executive Officer, and their contributions to the Company. In the nine month period ended July 3, 2004, 75% of the options granted went to employees other than our “Named Executive Officers” (as set forth in the table below). All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest in four equal annual installments beginning one year from the date of grant and have a contractual life of four years and six months.

         The presentation of share and per share amounts have been restated to reflect our three-for-two stock split effected in the form of a 50% common stock dividend that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

Distribution and Dilutive Effect of Options.

Employee and Executive Option Grants:

	For the Nine Month Period Ended July 3, 2004	For the Fiscal Year Ended September 30, 2003	For the Fiscal Year Ended September 30, 2002
Net grants during period as % of outstanding
shares	3.8%	4.1%	4.7%
Grants to Named Executive Officers* during period
as % of options granted	24.6%	24.1%	25.3%
Grants to Named Executive Officers*
during period as % of shares outstanding	0.9%	1.0%	1.2%

*The following individuals are Kronos’ Named Executive Officers for fiscal 2003 and for the first nine month period of fiscal 2004:

Mark S. Ain	Chief Executive Officer and Chairman
Paul A. Lacy	Executive Vice President, Chief Financial and Administrative Officer
Aron J. Ain	Executive Vice President, Chief Operating Officer
Peter C. George	Vice President, Engineering and Chief Technology Officer
James Kizielewicz	Vice President, Corporate Development

The figures for fiscal 2002 reflect the Named Executive Officers as reported in our definitive proxy statement for our 2003 Annual Meeting of Shareholders.

General Option Information.

Summary of Option Activity (in thousands, except per share data)

	Shares Available for Options	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at September 30, 2003	1,229	3,640	$16.89
Additional shares (1)	2,450	--	--
Grants	(1,187)	1,187	38.72
Exercises	--	(1,091)	16.31
Cancellations (2)	18	(37)	19.54

Outstanding at July 3, 2004	2,510	3,699	$24.04

(1)	Represents an increase of 2,450,000 shares approved for issuance by the stockholders at their Annual Meeting in February 2004.

(2)	Includes 18,515 shares cancelled under the 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002.

In-the-Money and Out-of-the-Money Option Information as of July 3, 2004 (in thousands, except per share data)

	Exercisable		Unexercisable		Total
	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share
In-the-Money	737	$16.88	2,962	$25.82	3,699	$24.04
Out-of-the-Money (1)	--	--	--	--	--	--

Total Options Outstanding	737	$16.88	2,962	$25.82	3,699	$24.04

(1)	Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $40.43 at the end of the current quarter.

         Executive Options. The following tables summarize option grants and exercises during the nine months ended July 3, 2004 to our Named Executive Officers and the value of the options held by such persons at July 3, 2004.

Options Granted to Named Executive Officers

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price per Share (3)	Expiration Date	5%	10%
Mark S. Ain	88,500	7.5%	$38.81	05/21/08	$844,568	$1,845,473
CEO and Chairman
Paul A. Lacy	58,500	4.9%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Financial and
Administrative Officer
Aron J. Ain	58,500	4.9%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Operating Officer
Peter C. George	43,500	3.7%	38.81	05/21/08	415,127	907,097
V.P., Engineering and
Chief Technology Officer
James Kizielewicz	43,500	3.7%	38.81	05/21/08	415,127	907,097
V.P., Marketing and
Corporate Strategy

(1)	Each option vests in four equal annual installments commencing one year from the date of grant.

(2)	Based on an aggregate of 1,187,500 shares subject to options granted to our employees in the nine month period ended July 3, 2004.

(3)	The exercise price of each option was equal to the fair market value of our common stock on the date of grant as reported by The NASDAQ National Market®.

(4)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date (and are shown net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares.) Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment with us through the option vesting period and the date on which the options are exercised.

   Option Exercises and Remaining Holdings of Named Executive Officers

			Number of Securities Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised In-The-Money Options at Fiscal Year-End (2)
Name	Shares Acquired on Exercise	Value Realized (1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Mark S. Ain	146,250	$3,550,613	91,125/224,625	$2,071,913/3,288,983
Paul A. Lacy	52,875	1,211,164	20,625/149,625	420,338/2,191,208
Aron J. Ain	52,813	1,247,196	6,625/149,625	86,298/2,191,208
Peter C. George	48,375	1,261,257	46,687/112,688	1,064,545/1,661,150
James Kizielewicz	35,375	748,449	10,187/112,688	214,352/1,655,777

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)	Based on the fair market value of the common stock on July 3, 2004 ($40.43), the last day of the third quarter of our 2004 fiscal year, less the option exercise price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments, foreign currency fluctuations and decreases in our common stock price affecting capped call options. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2003 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at July 3, 2004, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at July 3, 2004, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

         In August 2002, we entered into short-term capped call options in conjunction with our stock repurchase initiatives. During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. For more information on this call option, please refer to Note L in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. There are currently no capped call option arrangements outstanding.

Item 4. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 3, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)      Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings

None

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         In the following table, we provide information about our purchases during the quarter ended July 3, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
04/04/04-05/04/04	103,500	$33.80	103,500	685,913
05/05/04-06/05/04	76,500	37.42	76,500	609,413
06/06/04-07/03/04	35,500	39.29	35,500	573,913
Total:	215,500	$35.99	215,500	573,913

(1)     We repurchased an aggregate of 215,500 shares of our common stock pursuant to the repurchase programs that we publicly announced on May 13, 2002 and May 13, 2003 (the “Programs”).

(2)     Our board of directors approved the repurchase by us of up to an aggregate of 1,500,000 shares of our common stock pursuant to the Programs. Unless terminated earlier by resolution of our board of directors, the Programs will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1*	Amendment, dated as of July 1, 2004, between Kronos Incorporated and ADP, Inc. to the Software License, Hardware Purchase and Support Agreement, dated as of July 24, 2003.

10.2	Form of Nonstatutory Stock Option Agreement entered into with officers, directors, employees, consultants and advisors in connection with stock option grants under our 2002 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

(b)     Reports on Form 8-K

On July 27, 2004, the Company furnished a Current Report on Form 8-K under Item 12, containing a copy of its earnings release, dated July 27, 2004, for the period ending July 3, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	KRONOS INCORPORATED
By: /s/ Paul A. Lacy Paul A. Lacy Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

KRONOS INCORPORATED

EXHIBIT INDEX

Exhibit
Number        Description

10.1*	Amendment, dated as of July 1, 2004, between Kronos Incorporated and ADP, Inc. to the Software License, Hardware Purchase and Support Agreement, dated as of July 24, 2003.

10.2	Form of Nonstatutory Stock Option Agreement entered into with officers, directors, employees, consultants and advisors in connection with stock option grants under our 2002 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.