Form 10-K
period 2004-09-30
KRONOS INC
filed 2004-12-14
CIK 886903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _____________

Commission file number     0-20109

Kronos Incorporated

(Exact name of registrant as specified in its charter)

Massachusetts	04-2640942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes X      No___

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes X      No___

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
April 3, 2004	21,050,970	$670,473,395

         Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
December 2, 2004	Common Stock , $0.01 par value per share	31,745,152

DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Items 10-14 of Part III hereof. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PART I

Item 1. Business

Kronos Incorporated (the “Company” or “Kronos”) was organized in 1977 as a Massachusetts corporation. As part of our workforce management solution, we develop, manufacture, and market human resources, payroll, scheduling, and time and labor systems. These solutions enable organizations to automate employee-centric processes, engage the workforce in a more positive, dynamic, and productive fashion, and optimize the workforce in order to achieve maximum business performance. The results include reduced costs and increased productivity, higher employee satisfaction, better alignment of employee performance with organizational objectives, and the placement of real-time information in the hands of decision makers.

Our solutions are designed for a wide range of businesses, from single-site companies to large, multi-site enterprises. These solutions can be purchased or financed from us. In addition, we maintain an extensive services and technical support organization that maintains systems and provides professional and educational services. These services can be delivered on-site or via the Web.

We also collaborate with many industry-leading vendors that market products and services that are synergistic with our solutions. These include major enterprise resource planning system (ERP) providers; consulting firms; niche workforce management application vendors; and technology vendors. To date, substantially all of our revenues and profits have been derived from our time and labor applications and related products and services. We introduced our human resources and payroll products during the course of fiscal 2002. We introduced our newest line of scheduling products in fiscal 2004.

   Kronos Products

The Kronos Workforce Management Solution

Our workforce management solution enables organizations to reduce costs and increase productivity, improve employee satisfaction, align employee performance with organizational objectives and put real-time information in the hands of decision makers.

Our workforce management solution consists of the following components: human resources, payroll, scheduling, time and labor, data collection and self-service, as well as analytics. These components can be deployed together or independently to meet the unique needs of various organizations.

The Workforce Central® Suite

Using Web-based technology, the Workforce Central suite is a closely integrated system of human resources, payroll, scheduling and time and labor applications. It can be deployed individually or as a comprehensive solution for workforce management. The Workforce Central suite incorporates powerful applications for analytics and employee self-service, and employs a broad range of our own industry-leading data collection devices. Each component of the Workforce Central suite provides unmatched functionality, streamlined workflow technology, and an intuitive user interface.

The Workforce Central solutions include:

    Human resources

Workforce HR™ manages and automates human resources processes, from recruiting to benefits administration, so that organizations have more time to focus on strategic initiatives. Because it empowers employees to manage their own personal information, Workforce HR reduces operational expenses while it fosters employee satisfaction compared to a manual system. It provides superior control over critical processes and enables real-time sharing of employee information, all of which contributes to better decision-making and improved organizational performance.

       Payroll

Workforce Payroll™ manages all of the complex information required to administer and complete payment of wages, bonuses, and other forms of compensation. With streamlined payroll processing in house, organizations will enjoy more flexibility and control, with quick and easy access to the critical data an organization needs.

       Scheduling

Workforce Scheduler™ is a powerful, all-in-one solution to an organization’s scheduling challenges. It provides the tools managers need to plan staff coverage — by shift, by employee, or by job description — and react with speed and effectiveness when unforeseen circumstances put productivity at risk. Workforce Scheduler also features a powerful forecasting engine that enables retailers and other service-oriented businesses to match employee labor to business volume efficiently while adhering to pre-determined labor standards.

       Time and labor

Workforce Timekeeper™ automates and streamlines the management, collection, and distribution of employee hours, eliminating the need for manual timesheets. Workforce Timekeeper has a robust, flexible pay rules engine that applies complex work and pay rules accurately and consistently throughout an organization.

Workforce Accruals® provides an integrated module for controlling leave liability and complying with corporate policies or contracts. It is designed to ensure accuracy across an organization with minimal supervision, enabling employees and managers to manage leave time easily and efficiently. Workforce Accruals has the flexibility to facilitate an organization’s most complex leave and benefit policies.

Workforce Record Manager™ makes maintaining the Workforce Timekeeper database faster, easier, and more effective. It enables IT managers to easily move data from one Workforce Timekeeper database to another, and provides the functionality needed to create archiving processes.

Workforce Attendance™ allows organizations to automate and streamline the administration and enforcement of complex attendance policies and apply rewards or disciplinary action fairly and consistently. It empowers managers with tools to proactively control absenteeism and reduce the costs associated with it. A variety of available reports help managers to spot absence trends and patterns early and take corrective action before they become an issue.

Workforce Activities™ enables real-time tracking of activity data for individual employees and teams. It reconciles direct and indirect labor to time paid, and enables an organization to compare productivity against standards. Workforce Activities also eliminates the process of manually entering job-costing data into ERP systems. Going beyond weekly or daily reporting, Workforce Activities provides up-to-the-minute information so that managers can adjust to the shifting demands of a production environment.

       Data collection

Kronos 4500™ badge terminals are high speed, network-centric data collection devices that capture and manage labor data easily and effectively. The Kronos 4500 terminals provide access to key self-service functionality, and their centralized configuration makes them easy to deploy and maintain. The Kronos 4500 terminals are designed with “swipe and go” badge functionality and keypads for fast interaction.

Kronos 4500™ Touch ID terminal, like the Kronos 4500 badge terminal, is a high speed, network-centric data collection device that captures and manages labor data easily and effectively. The Kronos 4500 Touch ID terminal incorporates leading fingerprint verification technology, ideal for eliminating “buddy punching.”

Workforce TeleTime® leverages the convenience and accessibility of the telephone to collect time and labor information from employees on the move. Workforce TeleTime provides a solution for these employees and managers, whether they telecommute, work in multiple facilities, travel frequently, or otherwise don’t have access to a data collection terminal or the Web. These employees can use this interactive touchtone application for a range of time and labor transactions, all completed through the telephone.

       Self-service

Workforce Employee™ is a browser-based interface that employees can use to enter time and labor data and access human resources and payroll information and processes. It allows them to view hours worked, approve timecards, or even sign up for available shifts. Workforce Employee also provides convenient Web access to a breadth of human resources information, including available training, job openings, and benefits enrollment.

Workforce Manager™ is designed to be a significant time saver in that it alerts managers to the issues that require immediate attention, such as an employee approaching an overtime threshold. Workforce Manager provides managers with broad visibility into their staff, including skills, experience, and completed training, all of which is essential to helping them optimize the workforce.

       Analytics

Workforce Decisions® is a complete analytics application that extends the value of labor data captured by our Kronos time and labor systems, providing managers with a method for tracking workforce performance against business targets.

Visionware® is a labor analytics system for organizations in industries such as healthcare, where controlling labor costs is a significant challenge. Visionware enables organizations to manage productivity, reduce labor costs, and most importantly, align labor decisions with strategic objectives.

The Kronos iSeries Central suite

The Kronos iSeries Central suite is comprised of time and labor applications designed specifically for the IBM eServer iSeries. The Kronos iSeries Central suite automates time and labor management processes on the frontline and provides access to real-time data for better decision-making. It employs a broad range of our own data collection devices.

Kronos iSeries Central product solutions include:

Kronos iSeries Timekeeper is designed to automate and streamline the management, collection, and distribution of employee hours, eliminating the need for manual timesheets.

Kronos iSeries Accruals is an integrated module designed to manage leave liability and complying with corporate policies or contracts.

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

Kronos iSeries Access and Gatekeeper® terminals are an integrated solution designed to manage employee admittance into controlled areas in any facility.

Kronos iSeries interface is a host of interfaces tailored specifically for a system, designed to interact with payroll, human resources, and manufacturing systems.

The Timekeeper Central® system

The Timekeeper Central® system is an advanced time and attendance system for small and medium sized companies deploying on a site by site basis. It is designed to automate the capture, management, and distribution of critical employee labor data. The Timekeeper Central system runs on a Windows platform. It eliminates the need for manual timesheets and helps ensure an organization’s ability to produce an accurate payroll, measure variations in labor productivity, and administer time-related benefits.

Timekeeper Central software modules include a:

        Scheduling module designed to speed the process of creating and assigning employee schedules.

        Accruals module designed to ensure consistent benefit time administration.

        CardSaver® module designed to store individual punch history data for easy retrieval.

        Archive module designed to store historical work totals for easy retrieval.

        Database Poster designed to export time and attendance data to other software applications.

        Messaging module designed to download messages to employee terminals.

Complementary products

In addition to our core products, we offer a variety of solutions designed to help maximize workforce management capabilities.

Data collection devices provide powerful and convenient methods for capturing employees’ time and labor information, and offer a wide range of interaction methods: badge terminals, biometrics, telephony, handheld devices, and more.

Workforce Connect™ is an integration solution that reduces delays and modification costs. Data can be imported and exported quickly and easily from a variety of sources. It supports over 250 payroll systems and other essential integration needs.

Gatekeeper® provides a method to control and track access to areas of an organization that require monitoring.

Services and Support

        We maintain an extensive professional service and technical support organization that provides a suite of maintenance, professional and educational services. These services are designed to support our customers throughout the product life cycle. Maintenance service options are delivered through our centralized Global Support operation or through local service personnel. We also provide a wide range of customer self-service options through the Internet. Our professional services include implementation support, technical and business consulting as well as system integration and optimization. Our educational services offer a full range of curriculae that are delivered through local training centers or via computer based training courses.

Marketing and Sales

         We market and sell our products to the mid-market (organizations up to 2,500 employees), the enterprise market (organizations with 2,500+ employees) and the national market (organizations with 15,000 or more employees). We market and sell in the United States and other countries through our direct sales and support organization and through independent resellers. In addition, we have a joint marketing agreement with Automatic Data Processing, Inc. , or ADP, under which ADP markets rebranded versions of our Timekeeper Central system, Workforce Central suite and data collection terminals. Our direct sales force is organized to focus on the distinct market segments (mid-market, enterprise, national) and in some cases on distinct vertical industries or product lines. The direct sales force is organized by geographic region and the marketing department is organized into functional groups.

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

Direct Sales Organization

         We have 45 direct sales and support offices located in the United States. In addition, we have four sales and support offices located in Canada, three in the United Kingdom, one in Mexico, five in Australia, and one in New Zealand. Each direct sales office covers a defined geographic region, and has sales and support functions. We have sales executives assigned to mid-market, enterprise and national accounts. There are also teams dedicated to the government, retail and healthcare markets. To capitalize on the specialization of our Visionware product, we also have a dedicated sales and support operation focusing on this product.

        For the fiscal years ended September 30, 2004, 2003, and 2002, our direct sales and support offices in the U.S. generated net revenues of $358.8 million, $320.6 million, and $279.1 million, respectively. For the fiscal years ended September 30, 2004, 2003, and 2002, our international subsidiaries generated net revenues of $46.7 million, $37.5 million, and $25.8 million, respectively. Total assets at our international subsidiaries for these periods were $37.0 million, $29.8 million, and $24.8 million, respectively. The increase in total assets in fiscal 2004 is attributable to increases in cash and accounts receivable balances in certain of the international subsidiaries.

Resellers

         We also market and sell our products through independent resellers within designated geographic territories generally not covered by our direct sales offices. These resellers provide sales, support and installation services for our products. There are presently approximately 6 resellers in the United States actively selling and supporting our products. Sales to independent U.S. resellers for the years ended September 30, 2004, 2003, and 2002 were $9.7 million, $10.8 million, and $14.5 million, respectively. The decrease in revenues in fiscal 2004 and 2003 was principally due to the acquisitions by us of various resellers during fiscal 2004, 2003 and 2002. We also have resellers in Argentina, Bahamas, Bahrain, Barbados, Bermuda, Brazil, Chile, Columbia, Ghana, Guam, Guyana, Holland, Jamaica, Lebanon, Netherlands Antilles, Norway, Panama, The Philippines, Puerto Rico, Singapore, South Africa, Trinidad, and United Arab Emirates. Sales to independent international resellers were not material in any of the fiscal years 2002– 2004. We support our resellers with training, technical assistance, and marketing assistance.

Original Equipment Manufacturers (OEM)

         We have a joint marketing agreement with ADP under which ADP markets rebranded versions of our Timekeeper Central system, Workforce Central Suite and data collection terminals manufactured by us.

         During fiscal 2003, we signed an agreement with ADP extending the business relationship for an additional term of five years, and during fiscal 2004, signed an amendment to that agreement which provides for minimum purchasing requirements, and further extends the agreement for an additional six months. A reduction in the sales efforts of our major resellers and/or ADP, or termination or changes in their relationships with us, could have a material adverse effect on our results from operations.

Customers

         End-users of our products include companies of virtually all sizes from many varied sectors such as manufacturing, healthcare, service, retail and government sectors.

Product Development

         Our product development efforts are focused on enhancing the capabilities and increasing the performance of our existing products as well as developing new products and standard interfaces to third party products on a timely basis to meet the increasingly sophisticated needs of our customers. During fiscal 2004, 2003, and 2002, our engineering, research and development expenses were $44.1 million, $38.5 million, and $37.0 million, respectively. We intend to continue to commit substantial resources to enhance and extend our product lines and develop interfaces to third party products. Although we continually seek to further enhance our product offerings and to develop new products and interfaces, including products for the workforce management market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products which are superior to our products or achieve greater market acceptance. We also depend upon the reliability and viability of a variety of software products owned by third parties to develop our products. If these products are inadequate or not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

Competition

         The workforce management market, which includes human resources, payroll, scheduling, and time and labor, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions and/or loss of market share. With our efforts to expand our workforce management offering with the recent introduction of our human resources, payroll, and advanced scheduling products, we will continue to meet strong competition. Many of our competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources, payroll, and scheduling products. Some of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than we have, as well as more experience in delivering human resources and payroll solutions. We believe that the principal methods of competition include product features and functionality, price, customer service, resources, manner of delivery and company stability and reputation. We believe we have competitive advantages over a number of our competitors. Some of these advantages include our product features, that we are a single source provider of workforce management solutions, and our proven service approach. Although we believe we have core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment by us in research and development and marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources, payroll and scheduling marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition and operating results.

Proprietary Rights

         We have developed, and through our acquisitions of businesses and technology, acquired, proprietary technology and intellectual property rights. Our success is dependent upon our ability to further develop and protect our proprietary technology and intellectual property rights. We seek to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, it is unknown whether we have been or will be successful in doing so.

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

         We have registered trademarks for Kronos, Kronos TouchID, My Genies, Timekeeper, Timekeeper Central, TimeWeb, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, CardSaver, ShopTrac, ShopTrac Pro, the ShopTrac logo, Keep.Trac, Solution In A Box, Visionware, the Visionware logo, Workforce Central, Workforce Genie, Workforce Accruals, Workforce TeleTime, Workforce Express, Workforce Decisions, eForce, PeoplePlanner, PeoplePlanner design, StarComm, StarPort, StarSaver, StarTimer, and our logo in the United States and other countries. In addition, Kronos eCentral, Timekeeper Web, Workforce Connect, FasTrack, Workforce Activities, Workforce Scheduler, Workforce Smart Scheduler, Workforce Manager, Workforce MobileTime, Workforce Timekeeper, FasTrack, Hyperfind, Kronos 4500, Kronos 4500 Touch ID, Labor Plus, Schedule Assistant, Winstar, Winstar Elite, WIP Plus, Workforce HR, Workforce View, Workforce Employee, Workforce Mobiletime, Smart Scheduler, StartLabor, StartQuality, StartWIP, Starter Series, Timekeeper Decisions, VisionPlus, Workforce Payroll, Workforce Record Manager, Workforce Recruiter, Workforce Tax Filing, and Workforce Web are our trademarks. Certain trademarks have been obtained or are in process in various foreign countries.

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

Manufacturing and Sources of Supply

         The duplication of our software and the printing of documentation are outsourced to suppliers. We currently have two suppliers who have been certified to our manufacturing specifications to perform the software duplication process. The majority of the assembly of the printed circuit boards used in our data collection terminals is completed at our facility in Chelmsford, Massachusetts. A portion of this assembly is completed by approved suppliers. All final assembly and testing of our data collection terminals is completed at our Chelmsford facility. Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers. We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis. While we have to date been able to obtain adequate supplies of these parts and components, our inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on our operating results.

Acquisitions

         We completed several acquisitions during fiscal 2004, none of which are material to our business. Please refer to Note H of the Notes to Consolidated Financial Statements for further information.

         In December 2001, we completed the acquisition of certain assets and the ongoing business operations of the Integrated Software Business of SimplexGrinnell’s Workforce Solutions Division (“SimplexGrinnell”). The aggregate purchase price paid was $22.1 million in cash. SimplexGrinnell was engaged in the development, sales and support of integrated workforce management software solutions. As a result of this acquisition, we increased our presence in the mid-market sector.

         On March 15, 2002, we entered into an agreement with Best Software Inc. (“Best”) to acquire a limited license to the source code and object code for Best’s human resources and payroll software (Abra Enterprise™). Under the terms of the agreement, Best provided us with the Abra Enterprise source code, and gave us the right to reproduce, market and sublicense the software. We have integrated Abra Enterprise into our Workforce Central suite and are marketing and sublicensing the resulting products as Workforce HR™ and Workforce Payroll™. Per the terms of the agreement, we paid Best a one-time technology delivery fee that is being amortized over a five-year period. This fee is included in capitalized software on the balance sheet. The agreement also requires us to pay minimum royalties for the first five years of the agreement with royalty payments based on the number of licensed employees continuing for an aggregate period of ten years.

Employees

         As of September 30, 2004, we had approximately 2,500 employees. None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have historically encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

Available Information

         We maintain an internet website at www.kronos.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports. Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.

         The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report. Our website address is included in this Annual Report as an inactive textual reference only.

Item 2.      Properties

         We own our 129,000 square foot corporate headquarters facility and lease approximately 292,000 square feet in four additional facilities, all located in Chelmsford, Massachusetts. Our manufacturing operations, Global Support Center and various engineering, sales, service, and administrative operations are located in these leased facilities. Expiration dates of leases on these offices range from 2005 to 2013. We additionally lease 60 sales and support offices located throughout North America, Europe, Australia and New Zealand. Expiration dates of leases on these offices range from 2004 to 2018. Our aggregate rental expense for all of our facilities in fiscal 2004 was approximately $11.3 million. We consider our facilities to be adequate for our current requirements and believe that additional space will be available as needed in the future.

Item 3.      Legal Proceedings

         From time to time, we are involved in legal proceedings arising in the normal course of business. We do not consider any of the legal proceedings in which we are currently involved to be material.

Item 4.      Submission of Matters to a Vote of Security Holders

          None.

Item 4A.      Executive Officers

Executive Officers of the Registrant

Name	Age	Position
Mark S. Ain	61	Chief Executive Officer and Chairman
Paul A. Lacy	57	Executive Vice President, Chief Financial and Administrative Officer
Aron J. Ain	47	Executive Vice President, Chief Operating Officer
Lloyd B. Bussell	59	Vice President, Manufacturing
James J. Kizielewicz	45	Vice President, Corporate Strategy
Peter C. George	45	Vice President, Engineering and Chief Technology Officer
Joseph R. DeMartino	55	Vice President, Worldwide Service
Laura L. Vaughan	56	Vice President, Worldwide Sales

         Mark S. Ain, one of our founders, has served as Chief Executive Officer and Chairman since our organization in 1977. He also served as President from 1977 through September, 1996. Mr. Ain sits on the Board of Directors for the following public companies: KVH Industries, Inc., LTX Corporation and Park Electrochemical Corp. Mr. Ain is the brother of Aron J. Ain, Executive Vice President, Chief Operating Officer.

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

         Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

         James J. Kizielewicz has served as Vice President Corporate Strategy since March, 2004. Previously, Mr. Kizielewicz served as Vice President, Marketing and Corporate Strategy from January, 1997 until March, 2004. Mr. Kizielewicz served in a variety of capacities at the Company from 1981 until his appointment as Vice President, Marketing and Corporate Strategy in January, 1997.

         Peter C. George has served as Vice President, Engineering, Chief Technology Officer since February 2002. Previously, Mr. George served as Vice President, Software Development since 1997 where he was responsible for the management of the development of our software products.

         Joseph R. DeMartino has served as Vice President, Worldwide Service since June 2002. Previously, Mr. DeMartino served as Vice President, North America Field Service since 1998 where he was responsible for the management of the customer service delivery functions, including consulting, education and technical support, for our North America operations.

         Laura L. Vaughan has served in a variety of capacities from 1992 until her appointment as Vice President, Worldwide Sales in 2000. In this role, Ms. Vaughan is responsible for worldwide sales and international operations. Ms. Vaughan was appointed to her current position as an executive officer in June 2002.

         Officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders at which time officers are appointed for the following fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Stockholder Matters

Stock Market Information

         Our common stock is traded on the NASDAQ National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 2004 and 2003. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004
Fiscal	High	Low
First quarter	$41.940	$34.747
Second quarter	43.650	31.250
Third quarter	42.540	31.810
Fourth quarter	46.290	33.250

	2003
Fiscal	High	Low
First quarter	$31.287	$15.835
Second quarter	29.960	22.000
Third quarter	33.287	23.367
Fourth quarter	40.900	32.720

Holders

         There were approximately 300 stockholders of record of our common stock as of December 2, 2004. The number of record holders reported as of December 2, 2004 is lower than prior years because historically we have reported the number of record holders as the estimated number of beneficial holders of our common stock, rather than actual record holders.

Dividends

         We have not paid cash dividends on our common stock, and our present policy is to retain earnings for use in our business.

Issuer Purchases of Equity Securities

In the following table, we provide information about our purchases during the quarter ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Total Number of Shares that May Yet Be Purchased Under the Programs
07/04/04-08/04/04	84,541	$36.32	84,541	489,372
08/05/04-09/05/04	47,000	41.27	47,000	442,372
09/06/04-09/30/04	4,000	42.04	4,000	438,372

Total:	135,541	$38.21	135,541	438,372

(1)     We repurchased an aggregate of 135,541 shares of our common stock pursuant to the repurchase program that was publicly announced on May 13, 2003 (the “Program”).

(2)     Our board of directors approved the repurchase by us of up to an aggregate of 750,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 6.      Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2004 and 2003 and the statements of operations data for the years ended September 30, 2004, 2003, and 2002 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2002, 2001, and 2000 and the statements of operations data for the years ended September 30, 2001 and 2000 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K.

Financial Highlights

	In thousands, except share data Year Ended September 30,
	2004	2003	2002	2001	2000
Operating Data:
Net revenues	$450,694	$397,355	$342,377	$295,290	$271,195
Net income (1)	$46,250	$34,666	$28,827	$16,504	$15,701
Net income per common share: (2)
Basic	$1.49	$1.16	$0.98	$0.59	$0.56
Diluted	$1.44	$1.12	$0.94	$0.57	$0.54
Balance Sheet Data:
Total assets	$505,830	$411,818	$331,449	$288,300	$239,489

(1)     In accordance with Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” which were issued in June 2001, the Company changed its method of accounting for acquisitions consummated subsequent to June 30, 2001 and effective October 1, 2001, the Company changed its method of accounting for goodwill.

(2)     The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

Selected Quarterly Financial Data

	In thousands, except share data Three Months Ended (1)
	Sept. 30, 2004	July 3, 2004	April 3, 2004	Jan. 3, 2004
Net revenues	$128,342	$114,700	$107,979	$99,673
Gross profit	$82,793	$69,741	$64,164	$57,928
Net income	$18,063	$11,155	$9,620	$7,412
Net income per share:
Basic	$0.58	$0.36	$0.31	$0.24
Diluted	$0.56	$0.35	$0.30	$0.23

	Three Months Ended (1)(2)
	Sept. 30, 2003	June 28, 2003	March 29, 2003	Dec. 28, 2002
Net revenues	$112,949	$98,216	$96,481	$89,709
Gross profit	$69,200	$59,455	$57,516	$54,045
Net income	$11,971	$8,384	$7,262	$7,049
Net income per share:
Basic	$0.40	$0.28	$0.24	$0.24
Diluted	$0.38	$0.27	$0.24	$0.23

(1)	The Company follows a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on a Saturday. The last month of the fiscal year always ends on September 30.

(2)	The presentation of amounts per share have been restated to reflect the Company's three-for-two stock split that was paid on October 31, 2003 to stockholders of record as of October 20, 2003.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to product revenues, international revenues, revenue growth rates, service gross profit, operating expenses, cash flow, capital expenditures, customer purchase patterns and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

         We provide a suite of solutions that automate employee-centric processes and provide tools to optimize the workforce. Our solutions, which include human resources, payroll, scheduling and time and labor applications, are designed for a wide range of businesses from single-site to large multisite enterprises. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services as well as ongoing customer support and maintenance.

         We have been successful in continuing to increase revenues in all periods presented. While we believe that the current economic environment is improving, certain factors such as a lack of job creation and the apparent lag in technology purchasing in the current economic recovery, as well as the diversion of resources toward compliance with new regulatory requirements on internal controls, may result in many customers deferring or reducing their technology purchases in the future.

         Our revenues in fiscal 2004 increased $53.3 million, or 13% over fiscal 2003. Continued growth in all components of our business contributed to this growth. Product revenues increased $18.1 million, or 10%, maintenance revenues increased $15.4 million, or 12%, and professional services revenues increased $19.8 million, or 21%.

         Net income for fiscal 2004 increased 33% to $46.3 million from $34.7 million, with earnings per share increasing to $1.44 from $1.12 per diluted share. Net income growth for fiscal 2004 was primarily the result of our leveraging growth in revenues to increase gross margins, an improvement in productivity in sales and marketing to drive higher volume of revenues, and to a lesser extent continued corporate-wide efforts to contain costs, and a reduction in the income tax rate, primarily resulting from the resolution of certain tax audits during fiscal 2004. Although we will continue our efforts to contain costs, our ongoing investments in infrastructure and the costs associated with the integration of acquired businesses may partially offset these efforts in the near-term.

         Regarding expectations for fiscal 2005, we presently anticipate that revenue growth, excluding revenues from customers obtained in the acquisition of businesses to range between 11% — 13% for the entire fiscal 2005 and 11% — 15% for the first quarter of fiscal 2005, with earnings per share in the range of $1.58 — $1.65 for the entire fiscal 2005 and $0.26 — $0.28 for the first quarter.

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

         Revenue Recognition – We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as indirect channel customers, which include Automatic Data Processing, Inc., or ADP, and other independent resellers. Substantially all of our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

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

         Our arrangements with end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. Our arrangements with end-user customers generally include our standard acceptance provision. Our standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet our published technical specifications. Generally, we determine that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

         At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. For end-user customers, our typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. Our payment terms for indirect channel customers are less than 90 days and payments are typically due within 30 days of the invoice date.

         If the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classify this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, other than those arrangements that are financing arrangements as discussed below, we defer revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as we have determined that these amounts do not represent either a receivable or deferred revenue until the payment becomes due. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

         Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, we apply a present value factor using interest rates ranging from 5% to 8%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

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

         Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit that houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2004 and fiscal 2003, we completed the annual testing of the impairment of goodwill, and as a result of these tests, we concluded that no impairment of goodwill existed as of July 4, 2004 or June 29, 2003, the annual goodwill impairment measurement dates for fiscal 2004 and 2003, respectively.  In addition, we have determined that no events or circumstances currently exist or existed during fiscal 2004 or fiscal 2003 that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in fiscal 2004 or 2003.

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

         Income Taxes – We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Revenues.     We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services as well as ongoing customer support and maintenance.

Total Revenues (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Total revenues	$450,694	13%	$397,355	16%	$342,377

         The principal factors driving revenue growth in fiscal 2004 and 2003 were increased demand for our software and hardware products from new customers, and continued demand for our professional and maintenance services from new and existing customers, as well as revenues from acquired businesses.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues from acquired
businesses*	$7,838	$10,822	$32,075
Percentage of total revenues	2%	3%	9%

        * Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Product revenues	$196,739	10%	$178,607	13%	$158,466
Product revenues as a percent of total revenues	44%		45%		46%

         Product revenues grew in fiscal 2004 primarily due to an increase in customer demand for our Workforce Central® suite and related software modules, our Kronos iSeries Central suite, as well as our Kronos 4500™ terminal. The increased demand was primarily the result of the introduction of new software modules, as well as new and platform conversion sales. The rate of product revenue growth and the decline in the proportion of product revenues to total revenues was principally due to the high product sales volume in fiscal 2003. Also impacting the rate of product revenue growth was the growth in deferred product revenues recorded on our balance sheet. Deferred product revenue increased 295% from $2.5 million at September 30, 2003, to $9.8 million at September 30, 2004. In addition, the product revenues in fiscal 2004 benefited less from incremental revenues from acquired businesses due to the timing of acquisitions than in fiscal 2003. The principal factors driving product revenue growth in fiscal 2003 were increased demand for our Kronos 4500 terminal, as well as software capacity upgrades and platform conversions (e.g., conversions by our customers from our Windows product to the current Workforce Central product, which is Web-based).

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues from acquired
businesses	$1,629	$2,472	$10,718
Percentage of product
revenues	1%	1%	7%

Maintenance Revenues (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Maintenance revenues	$140,283	12%	$124,911	18%	$105,519
Maintenance revenues as a
percent of total revenues	31%		31%		31%

         The increase in maintenance revenues in fiscal 2004 and fiscal 2003 was principally the result of expansion of the installed base and an increase in the dollar value of maintenance contracts. The increase in the dollar value of the maintenance contracts was principally attributable to the sales of platform and capacity upgrade licenses to existing customers. Platform and capacity upgrade sales typically result in an increase in the dollar value of maintenance contracts due to the higher dollar value typically associated with the new platform’s product or increased dollar value in the product resulting from the additional capacity. The maintenance dollar value is typically based on the related product’s dollar value. The reduced rate of maintenance revenue growth experienced in fiscal 2004 as compared to the rate of growth experienced in fiscal 2003 was primarily due to the large proportion of maintenance renewals from our existing installed base, which annual growth rate is substantially lower than the growth experienced from new customers, as well as the timing of acquisitions.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues from acquired
businesses	$4,051	$5,479	$13,988
Percentage of maintenance
revenues	3%	4%	13%

Professional Services Revenues (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Professional services
revenues	$113,672	21%	$93,837	20%	$78,392
Professional services
revenues as a percent of
total revenues	25%		24%		23%

         The growth in professional services revenues in fiscal 2004 and fiscal 2003 was principally due to an increase in customer demand for professional services, which was the result of an increase in product sales to new customers. Also contributing to the growth in professional services revenue was an increase in the level of professional services accompanying new and platform conversion sales, which resulted in the delivery of additional professional services hours during the implementations. Further contributing to the growth of the professional services revenue in fiscal 2004 and fiscal 2003 was an increase in the utilization rate experienced in the services organization in both years as compared to the prior fiscal year.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues from acquired
businesses	$2,158	$2,871	$7,369
Percentage of professional
services revenues	2%	3%	9%

International Revenues (dollars in thousands):

International revenues include revenues from our international subsidiaries and sales to independent international resellers.

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
International revenues	$48,891	25%	$39,224	45%	$27,100
International revenues
as a percent of total
revenues	11%		10%		8%

         The growth in international revenues in fiscal 2004 and fiscal 2003 was primarily attributable to the timing of several large customer orders that were executed during both fiscal 2004 and 2003. We presently anticipate that international revenues in 2005, excluding revenue from customers obtained in the acquisition of businesses, to remain relatively consistent with fiscal 2004.

Gross Profit. Gross profit is the net result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs, as well as the cost of royalties paid to third parties for certain products. Service cost of sales primarily consists of salaries, facilities and related expenses for service personnel, as well as the cost of maintenance contracts paid to third parties for certain products.

Gross Profit/Gross Margin (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Product gross profit	$153,891	13%	$136,100	13%	$120,889
Service gross profit	$120,735	16%	$104,116	18%	$88,398
Total gross profit	$274,626	14%	$240,216	15%	$209,287
Product gross margin	78%		76%		76%
Service gross margin	48%		48%		48%
Total gross margin	61%		60%		61%

         Total gross margin increased in fiscal 2004 to 61% from 60% in fiscal 2003 due to an increase in product gross margin in fiscal 2004. This increase in product gross margin was partially offset by a higher proportion of services revenues, which typically carry a lower gross margin. Total gross margin in fiscal 2003 decreased to 60% from 61% in fiscal 2002 primarily due to a higher proportion of service revenues.

         Product gross margin increased in fiscal 2004 primarily due to a favorable product mix during the periods. Product revenues from hardware and software, which typically carry a higher gross margin than sales of third-party product for resale, were a greater proportion of total product revenues in fiscal 2004 as compared to fiscal 2003 (94% and 92% for fiscal 2004 and fiscal 2003, respectively). In fiscal 2003, a decrease in product gross margin related to a greater proportion of hardware revenues, which typically carry a lower gross margin than software revenues, was offset by a lower proportion of sales of third-party product for resale.

         Although the proportion of professional services revenues (which carries a lower gross profit than maintenance revenues) to total service revenues in fiscal 2004 increased as compared to fiscal 2003, the impact on service gross margin related to this unfavorable service mix was offset by an increase in the utilization rate of the service personnel as compared to fiscal 2003. The utilization rate increase was in part due to an increase in the productivity in our implementations related to sales of our human resources and payroll products. Although we anticipate continued productivity increases in our human resources and payroll implementations in fiscal 2005 due to improvements in our service delivery tools and processes, we expect these benefits to be partially offset by our continued investments in personnel and programs related to the promotion of Kronos products and services to our largest customers.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Net operating
expenses	$205,024	10%	$185,655	13%	$164,796
Net operating
expenses as a % of
total revenues	45%		47%		48%

         The increase in total net operating expenses in fiscal 2004 and 2003 was principally attributable to investments in personnel and related compensation and overhead costs in response to increased customer demand and to support the development of new products. The increase in total net operating expenses in fiscal 2004 was also attributable to an increase in the investments in information systems and infrastructure. The increase in total net operating expenses in fiscal 2003 was also attributable to increased spending for outside consultants and professional fees related to engineering consulting fees and legal, audit and tax consulting fees. The reduction in total net operating expenses as a percentage of revenues in both fiscal 2004 and fiscal 2003 was attributable to the leveraging of investments in infrastructure to generate higher sales volumes, and continued corporate-wide efforts to contain costs. Although we intend to continue efforts to contain costs and to leverage our infrastructure to generate higher sales volume, we anticipate that spending associated with the replacement of certain information systems, spending related to the development and introduction of new products, spending related to the introduction of a new sales force structure, as well as costs associated with compliance efforts related to new regulatory requirements on internal controls, will offset any savings realized through general corporate cost containment efforts, and we believe that net operating expenses as a percentage of revenues will remain relatively consistent to fiscal 2004.

         Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Sales and marketing
expenses	$131,233	7%	$122,202	13%	$108,328
Sales and marketing
expenses as a % of
total revenues	29%		31%		32%

         The increase in sales and marketing expenses in fiscal 2004 and fiscal 2003 was primarily attributable to investment in sales personnel and related compensation and support costs to add new customers and to maximize the penetration of existing accounts, which includes the hiring of additional personnel. In addition, the increase in sales and marketing expenses in fiscal 2003 was also due to additional spending on programs related to the expansion of market awareness of our products and services, as well as additional spending for personnel training. The decrease in sales and marketing expenses as a percentage of total revenues for both fiscal 2004 and fiscal 2003 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes, as well as an improvement in productivity.

         Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Total engineering,
research and
development spending	$56,873	12%	$50,591	5%	$48,186
Capitalized software
development costs	(12,751)	5%	(12,128)	8%	(11,216)

Engineering,
research and
development expenses	$44,122	15%	$38,463	4%	$36,970

Engineering,
research and
development expenses
as a % of total
revenues	10%		10%		11%

         The increase in engineering, research and development spending in both fiscal 2004 and fiscal 2003 was attributable to continued investment in engineering personnel and their compensation-related expenses. This increase in spending was the result of the continued development and support of new products. In addition, the increase in spending in fiscal 2003 was also attributable to an increase in training expenses, partially offset by the reallocation of certain engineering resources focused upon information systems support to general and administrative expenses. The decrease in spending as a percentage of revenues in fiscal 2003, as compared to fiscal 2002, was primarily due to higher sales volume in fiscal 2003. The significant project development efforts in fiscal 2004 were principally related to further development and enhancement of the Workforce Central suite, including scheduling, activities and workflow modules as well as Workforce HR™ and Workforce Payroll™ software, and the Kronos 4500 terminal.

         General and Administrative Expenses: General and administrative expenses primarily consist of personnel and other overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
General and
administrative
expenses	$31,335	21%	$25,884	22%	$21,196
General and
administrative
expenses as a % of
total revenues	7%		7%		6%

         The increase in general and administrative expenses in fiscal 2004 was primarily due to investment in personnel and related compensation and support costs required for the continued support of our growing operations, which includes the hiring of additional personnel, and an increase in fees related to consulting services and training associated with the replacement of information technology systems. The increase in general and administrative expenses in fiscal 2003 was primarily due to Kronos’ investment in personnel and related compensation and support costs (including those costs associated with the previously discussed reallocation of engineering resources to general and administrative expenses), an increase in fees related to tax planning and other professional services, and continued investment in infrastructure to support the growth of operations.

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

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Amortization of
intangible assets	$3,953	14%	$3,481	17%	$2,970
Amortization of
intangible assets as
a % of total revenues	1%		1%		1%
Other income, net	$5,619	28%	$4,375	(6%)	$4,668
Other income, net as
a % of total revenues	1%		1%		1%

         The increase in amortization of intangible assets in both fiscal 2004 and fiscal 2003 was principally attributable to amortization charges related to acquisitions that were completed during those years. The increase in other income, net in fiscal 2004, as compared to fiscal 2003, was principally attributable to the reversal of excess interest and other tax-related accruals as a result of the favorable completion of certain tax audits during fiscal 2004, as well as an increase in interest income generated from the increased portfolio of marketable securities. These increases were partially offset by lower levels of foreign exchange gains realized during fiscal 2004 as a result of less favorable changes in foreign exchange rates experienced as compared to fiscal 2003.

          Income Taxes. The provision for income taxes as a percentage of pre-tax income was 33.5% in fiscal 2004, 36.5% in fiscal 2003 and 35.2% in fiscal 2002. The provision for income taxes was favorably impacted in fiscal 2004 as a result of the completion of certain tax audits during fiscal 2004 and certain tax planning strategies. We currently anticipate that the income tax rate will range approximately between 34.0% and 35.0% in fiscal 2005. Our effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials, state income taxes, and the resolution of tax audits or accruals for tax exposures.

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

On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, (“SFAS 123R”) which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 (not SFAS No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

We would be required to apply SFAS No. 123R beginning with the fiscal quarter commencing on July 3, 2005, and could choose to apply SFAS No. 123 retroactively from October 1, 2004 to July 2, 2005.  The cumulative effect of applying SFAS No. 123, if any, would be measured and recognized upon adoption.  We have not yet determined the impact of SFAS 123R on our Consolidated Financial Statements.

Liquidity and Capital Resources

         We fund our business through cash generated by operations. If near-term demand for our products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	September 30, 2004	September 30, 2003	Percent Change
Cash, cash equivalents and
marketable securities (including
short and long-term)	$189,142	$131,005	44%
Working capital	$10,144	$21,246	(52%)

         The increase in cash, cash equivalents and marketable securities was due primarily to cash generated from operations. The decrease in working capital was primarily due to an increase in deferred revenues of $19.7 million, which includes increases in deferred product ($7.4 million), professional services ($0.9 million) and maintenance revenues ($11.4 million). Although cash, cash equivalents and marketable securities increased by approximately $58 million in fiscal 2004 as compared to fiscal 2003, this increase had limited impact on working capital as of September 30, 2004, as a significant portion of our cash reserves (approximately $98 million) is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Cash provided by
operations	$90,986	10%	$82,592	18%	$70,214
Cash used for
property, plant
and equipment	$16,155	40%	$11,559	--	$11,557
Cash used for
acquisitions of
businesses	$10,204	(35%)	$15,605	(51%)	$31,859
Increases in
marketable
securities	$54,769	58%	$34,641	60%	$21,642
Net proceeds from
exercise of stock
options and
employee stock
purchase plans	$24,275	9%	$22,296	55%	$14,383
Repurchases of
common stock	$18,960	44%	$13,212	(38%)	$21,300

         The increase in cash provided by operations in fiscal 2004 was principally attributable to an increase in net income, an increased rate of growth in our deferred product and maintenance revenues, and an increased rate of growth of accounts payable and accrued expenses due to the timing of vendor payments and incentive payments. These were partially offset by an increase in accounts receivable during fiscal 2004 as compared to the same period in the prior year, which was attributable to an increase in sales volume associated with trade accounts receivable and financing arrangements beyond one year. The accounts receivable balance from the prior year benefited from significant collection efforts, which offset any increases related to sales volume. A decrease in the rate of growth in our deferred professional services revenues further offset the increases in net income, deferred product and maintenance revenue, and accounts payable and accrued expenses discussed above. This decrease was attributable to an increase in our practice of billing customers in arrears as professional services are delivered rather than billing customers in advance of service delivery. Although cash flow from operations may be negatively impacted in the short term as our practice of billing in arrears increases, we believe this practice will benefit the sales cycle as it is consistent with industry practice. The increase in cash provided by operations in fiscal 2003 was principally attributable to higher net income, an increase in accruals related to taxes and compensation expenses due to the timing of payments, as well as increased non-cash charges that are added back in the calculation of cash flow from operations. These were partially offset by an increase in accounts receivable due to higher sales volume.

         Our use of cash for property, plant and equipment in fiscal 2004 includes investments in information systems and infrastructure to improve and support expanding operations. We anticipate making significant capital investments during fiscal 2005 in conjunction with the replacement of information technology systems. To date, we have invested approximately $9.0 million (excluding internal personnel-related costs) related to this project, of which $6.3 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel-related costs) to range between $20.0 million and $21.0 million through the end of fiscal 2006. Our use of cash for property, plant and equipment in fiscal 2003 includes investments in information systems and infrastructure to improve and support expanding operations. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisitions of specified assets and/or businesses of our resellers and/or other providers of labor management solutions. On November 18, 2004, we acquired, through Kronos Acquisition Inc., a Canadian corporation and our wholly-owned subsidiary, approximately 10.5 million common shares of AD OPT Technologies Inc. (“AD OPT”), a Canadian corporation, representing approximately 95.6% of the outstanding common shares, for an aggregate purchase price of approximately CDN $46.6 million (approximately USD $39.1 million), net of cash and short-term investments acquired of CDN $19.1 million (approximately USD $16.0 million). The Company intends to exercise its rights to acquire all AD OPT common shares that were not tendered to us through the compulsory acquisition provisions of the Canada Business Corporations Act. The Company anticipates that the aggregate purchase price for these common shares will be approximately CDN $3.0 million (approximately USD $2.5 million). The purchase price paid on November 18, 2004 was funded through the use of cash and investments shown on our balance sheet. The purchase price anticipated to be paid for the remaining shares will also be funded through the use of cash and investments shown on our balance sheet. We are assessing several other acquisition opportunities that may be completed over the next 12 months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, stock repurchases, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003	% Change 2002 to 2003	Fiscal 2002
Shares of common
stock repurchased	526,541	(2%)	535,050	(34%)	814,425
Cost of shares of
common stock
repurchased	$18,960	44%	$13,212	(38%)	$21,300

         The common stock repurchased under our stock repurchase program is used to partially cover the shares required for our employee stock option plans and employee stock purchase plan.

         During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. Since the first quarter of fiscal 2003, we have not had any outstanding call option arrangements. Please refer to Note A in the Notes to Condensed Consolidated Financial Statements for further details regarding call option arrangements.

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

Payments Due by Period (dollars in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations	$44,790	$10,507	$16,467	$8,629	$9,187
Guaranteed payment
obligations	3,155	2,494	661	--	--

Total	$47,945	$13,001	$17,128	$8,629	$9,187

         We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

Certain Factors That May Affect Future Operating Results

         Except for historical matters, the matters discussed in this Annual Report and/or Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to take advantage of the safe harbor provisions of the Act and include this statement for the express purpose of availing ourselves of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties.

         Actual operating results may differ from those indicated by forward-looking statements made in this Annual Report and/or Form 10-K and presented elsewhere by us from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below.

         Competition. The workforce management market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions and/or loss of market share. With our efforts to expand our workforce management offering with the introduction of our human resources and payroll product suite, and the expansion of our scheduling product offerings, we will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition and operating results.

         Potential Fluctuations in Results. Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effect on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with new regulatory requirements on internal controls, mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us in the human resources and payroll market, market acceptance of new products, competitive pricing pressure and costs associated with the transition related to the replacement of our information technology systems. We currently anticipate completing the transition to our new information technology systems during fiscal 2005 and 2006. We may experience some short-term erosion to our productivity resulting from duplicate data entry, troubleshooting and mitigation of any issues related to the rollout of these systems. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

         Dependence on Time and Labor Product Line. To date, more than 90% of our revenues have been attributable to sales of time and labor systems and related services. Although we have introduced products for scheduling solutions, and the licensed human resources and payroll market, we expect that our dependence on the time and labor product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause our time and labor products to lose market acceptance or experience significant price erosion, adversely affecting the results of our operations.

         Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for workforce management systems. Our future success will depend largely on our ability to enhance the capabilities and increase the performance of our existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of our customers. Although we are continually seeking to further enhance our workforce management offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.

         Integration of Acquired Businesses.    As part of our overall growth strategy, we acquire from time to time resellers of our products and, in certain instances, complementary business lines. Even if we are successful in identifying and acquiring businesses strategic to us, these acquisition activities involve a number of risks, including:

o	We may find the acquired business does not further our business strategy, that we overpaid for the company or the economic assumptions underlying our acquisition decision have changed or were not accurate;

o	Difficulties integrating the acquired companies’ products and services and customer base with our existing product and service offerings;

o	Difficulties integrating the operations, technology and personnel of an acquired company, or retaining the key personnel of the acquired company critical to its continued operation and success;

o	Disruption of our ongoing business and diversion of management’s attention by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

o	Difficulties maintaining uniform standards, controls, procedures and policies across locations and businesses;

o	Litigation by terminated employees or third parties; and

o	Problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property matters.

These and other factors could have a material adverse effect on our results of operations, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. Acquisitions may also have a negative effect on our earnings per share. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition or investment. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

         Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In fiscal 2004, approximately 9% of our revenue was generated through sales to resellers and ADP. During fiscal 2003 we signed an agreement with ADP extending our business relationship for an additional term of five years, and during fiscal, 2004 signed an amendment to that agreement which provides for minimum purchasing requirements and further extends the agreement for an additional six months. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

         Stock options are generally granted annually in conjunction with the compensation committee’s formal review of the individual performance of key executives, including our chief executive officer, and their contributions to the Company. In fiscal 2004, 76% of the options granted went to employees other than our “Named Executive Officers” (as set forth in the table that follows). All the options awarded are granted from the same plan. Options, which are granted at the fair market value on the date of grant, typically vest in four equal annual installments beginning one year from the date of grant and have a contractual life of four years and six months.

          Distribution and Dilutive Effect of Options.

Employee and Executive Option Grants:

	For the Fiscal Year Ended,
	September 30, 2004	September 30, 2003	September 30, 2002
Net grants during period as % of outstanding
shares	3.9%	4.1%	4.7%
Grants to Named Executive Officers* during
period as % of options granted	24.0%	24.1%	25.3%
Grants to Named Executive Officers*
during period as % of shares outstanding	0.9%	1.0%	1.2%

        * The following individuals are Kronos’ Named Executive Officers for fiscal 2004:

Mark S. Ain	Chief Executive Officer and Chairman
Paul A. Lacy	Executive Vice President, Chief Financial and Administrative Officer
Aron J. Ain	Executive Vice President, Chief Operating Officer
Peter C. George	Vice President, Engineering and Chief Technology Officer
James J. Kizielewicz	Vice President, Corporate Strategy

The figures for fiscal 2003 and 2002 reflect the Named Executive Officers as reported in our definitive proxy statement for those years as filed with the Securities and Exchange Commission.

          General Option Information.

Summary of Option Activity (in thousands, except per share data)

	Shares Available for Options	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at September 30, 2003	1,229	3,640	$16.89
Additional shares (1)	2,450	--	--
Grants	(1,217)	1,217	38.86
Exercises	--	(1,272)	16.19
Cancellations (2)	30	(56)	20.09

Outstanding at September 30, 2004	2,492	3,529	$24.67

(1)	Represents an increase of 2,450,000 shares approved for issuance by the stockholders at their Annual Meeting in February 2004.

(2)	Includes 25,859 shares cancelled under the 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002.

In-the-Money and Out-of-the-Money Option Information as of September 30, 2004 (in thousands, except per share data)

	Exercisable		Unexercisable		Total
	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share
In-the-Money	571	$17.32	2,935	$25.94	3,506	$24.54
Out-of-the-Money (1)	--	--	23	45.50	23	45.50

Total Options Outstanding	571	$17.32	2,958	$26.09	3,529	$24.67

(1)	Out-of-the-Money options are those options with an exercise price equal to or above $44.29, the closing price of our common stock, as quoted by NASDAQ on September 30, 2004.

         Executive Options. The following tables summarize option grants and exercises during the fiscal year ended September 30, 2004 to our Named Executive Officers and the value of the options held by such persons at the end of fiscal 2004.

Options Granted to Named Executive Officers

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price per Share (3)	Expiration Date	5%	10%
Mark S. Ain	88,500	7.2%	$38.81	05/21/08	$844,568	$1,845,473
CEO and Chairman
Paul A. Lacy	58,500	4.8%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Financial and
Administrative Officer
Aron J. Ain	58,500	4.8%	38.81	05/21/08	558,274	1,219,889
Exec. V.P. and Chief
Operating Officer
Peter C. George	43,500	3.6%	38.81	05/21/08	415,127	907,097
V.P., Engineering and
Chief Technology Officer
James J. Kizielewicz	43,500	3.6%	38.81	05/21/08	415,127	907,097
V.P., Corporate Strategy

(1)	Each option vests in four equal annual installments commencing one year from the date of grant.

(2)	Based on an aggregate of 1,217,500 shares subject to options granted to our employees in fiscal 2004.

(3)	The exercise price of each option was equal to the fair market value of our common stock on the date of grant as reported by the NASDAQ National Market.

(4)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date (and are shown net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares). Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment with us through the option vesting period and the date on which the options are exercised.

Option Exercises and Remaining Holdings of Named Executive Officers

			Number of Securities Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised In-The-Money Options at Fiscal Year-End (2)
Name	Shares Acquired on Exercise	Value Realized (1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Mark S. Ain	163,125	$4,073,231	74,250/224,625	$1,918,080/4,156,035
Paul A. Lacy	52,875	1,211,164	20,625/149,625	499,950/2,768,760
Aron J. Ain	52,813	1,247,196	6,625/149,625	111,870/2,768,760
Peter C. George	56,812	1,536,960	38,250/112,688	975,870/2,096,125
James J. Kizielewicz	45,562	1,008,337	0/112,688	0/2,090,752

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)	Based on the fair market value of the common stock on September 30, 2004 ($44.29), the last day of our fiscal year, less the option exercise price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments, foreign currency fluctuations and decreases in our common stock price affecting capped call options. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2004, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at September 30, 2004, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data are included herein under Item 6 and in the Consolidated Financial Statements and related notes thereto. See Item 15 of this Form 10-K.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

          Not Applicable.

PART III

Item 9A. Controls and Procedures

    (a)         Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    (b)         Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

         Information required by this Item pursuant to Item 401 relating to the executive officers of the Registrant appears under the caption “Executive Officers of the Registrant” in Part I of this annual Report on Form 10-K, following Item 4.

         Information required by this Item pursuant to Item 401 of Regulation S-K relating to the directors of the Registrant (including Item 401(h) and (i) relating to audit committee financial experts and identification of audit committees) will appear under the headings “Election of Directors-Class I Directors, -Nominees for Class III Directors and -Class II Directors” and “Corporate Governance-The Board and Board Meetings, -Board Committees, -Audit Committee and -Code of Conduct and Ethics,” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on February 10, 2005, which sections are incorporated herein by reference.

         Information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held February 10, 2005, which section is incorporated herein by reference.

         We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.kronos.com. We intend to make all required disclosures concerning any amendments to, or waivers from , our code of ethics on our web site.

Item 11. Executive Compensation

         Information required by this Item pursuant to Item 402 of Regulation S-K relating to director and officer compensation will appear under the heading “Election of Directors -Director compensation,” "“Executive Compensation -Summary Compensation, -Option Grants and Exercises, -Retention Agreements” and “Corporate Governance -Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held February 10, 2005, which sections are incorporated herein by reference The informaiton required by Items 402(k) and (l) of Regulation S-K is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information required by this Item pursuant to Item 403 of Regulation S-K relating to beneficial ownership of the Registrant’s common stock will appear under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held February 10, 2005, which section is incorporated herein by reference.

         Information required by this Item pursuant to Item 201(d) of Regulation S-K relating to equity compensation plans will appear under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held February 10, 2005, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information required by this Item pursuant to item 404 of Regulation S-K relating to related party transactions will appear under the heading “Retention Agreements” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on February 10, 2005, which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

         Information required by this Item pursuant to Item 9(e) of Schedule 14A relating to auditor fees will appear under the heading “Relationship with Independent Auditors-Independent Auditors Fees” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on February 10, 2005, which section is incorporated herein by refernce.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements
The following are filed as a part of this report:
1. Financial Statements	Page
Consolidated Statements of Income for the Years Ended	F -1
September 30, 2004, 2003 and 2002
Consolidated Balance Sheets as of September 30, 2004 and 2003	F-2
Consolidated Statements of Shareholders' Equity for
the Years Ended September 30, 2004, 2003 and 2002	F-3
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2004, 2003 and 2002	F-4
Notes to Consolidated Financial Statements	F-5
Independent Registered Public Accounting Firm	F-25
2. Financial Statement Schedules

Information required by schedule II is shown in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

         The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index following the audit report to this Form 10-K and are incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2004.

KRONOS INCORPORATED
By /s/ Mark S. Ain Mark S. Ain Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2004.

Signature	Capacity
/s/ Mark S. Ain Mark S. Ain	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Paul A. Lacy Paul A. Lacy	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
/s/ Aron J. Ain Aron J. Ain	Executive Vice Presient, Chief Operating Officer
/s/ W. Patrick Decker W. Patrick Decker	Director
/s/ Richard J. Dumler Richard J. Dumler	Director
/s/ David B. Kiser David B. Kiser	Director
/s/ D. Bradley McWilliams D. Bradley McWilliams	Director
/s/ Lawrence J. Portner Lawrence J. Portner	Director
/s/ Samuel Rubinovitz Samuel Rubinovitz	Director

Consolidated Statements of Income

In thousands, except share and per share data

Year Ended September 30,	2004	2003	2002
Net revenues:
Product	$196,739	$178,607	$158,466
Maintenance	140,283	124,911	105,519
Professional services	113,672	93,837	78,392

	450,694	397,355	342,377
Cost of sales:
Costs of product	42,848	42,507	37,577
Costs of maintenance and professional services	133,220	114,632	95,513

	176,068	157,139	133,090

Gross profit	274,626	240,216	209,287
Operating expenses and other income:
Sales and marketing	131,233	122,202	108,328
Engineering, research and development	44,122	38,463	36,970
General and administrative	31,335	25,884	21,196
Amortization of intangible assets	3,953	3,481	2,970
Other income, net	(5,619)	(4,375)	(4,668)

	205,024	185,655	164,796

Income before income taxes	69,602	54,561	44,491
Provision for income taxes	23,352	19,895	15,664

Net income	$46,250	$34,666	$28,827

Net income per common share:
Basic	$1.49	$1.16	$0.98

Diluted	$1.44	$1.12	$0.94

Weighted-average common shares outstanding:
Basic	31,002,886	29,834,942	29,413,316

Diluted	32,031,010	31,003,019	30,543,812

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

In thousands, except share and per share data

September 30,	2004	2003
ASSETS
Current assets:
Cash and equivalents	$45,877	$42,509
Marketable securities	45,260	44,431
Accounts receivable, less allowances of $9,143	93,317	83,287
at September 30, 2004 and $7,833 at September 30, 2003
Deferred income taxes	8,951	8,427
Other current assets	21,434	18,649

Total current assets	214,839	197,303
Marketable securities	98,005	44,065
Property, plant and equipment, net	43,832	39,263
Intangible assets	20,697	21,120
Goodwill	81,154	72,264
Capitalized software, net	22,871	23,012
Other assets	24,432	14,791

Total assets	$505,830	$411,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,988	$6,584
Accrued compensation	39,788	35,655
Accrued expenses and other current liabilities	17,550	16,169
Deferred product revenues	9,844	2,494
Deferred professional service revenues	40,525	39,650
Deferred maintenance revenues	87,000	75,505

Total current liabilities	204,695	176,057
Deferred maintenance revenues	7,251	7,319
Deferred income taxes	12,000	8,190
Other liabilities	2,824	3,655
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,335,340 and 30,439,518 shares issued at
September 30, 2004 and September 30, 2003, respectively	312	304
Additional paid-in capital	54,113	38,104
Retained earnings	224,091	177,841
Accumulated other comprehensive income:
Foreign currency translation	653	(8)
Net unrealized gain/(loss) on available-for-sale investments	(109)	356

	544	348
Total shareholders' equity	279,060	216,597

Total liabilities and shareholders' equity	$505,830	$411,818

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

                                                                      In thousands

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2001	28,586	$286	$17,866	$114,348	$(1,484)	$131,016
Net income	--	--	--	28,827	--	28,827
Foreign currency translation	--	--	--	--	424	424
Net unrealized loss on available-for-sale securities	--	--	--	--	(119)	(119)

Comprehensive income	--	--	--	--	--	29,132
Proceeds from exercise of stock options	1,297	13	10,301	--	--	10,314
Proceeds from employee stock purchase plan	250	2	4,067	--	--	4,069
Repurchase of common stock	(814)	(8)	(21,292)	--	--	(21,300)
Tax benefit from the exercise
of stock options and other	--	--	9,248	--	--	9,248
Net investment in call options	--	--	(2,810)	--	--	(2,810)

Balance at September 30, 2002	29,319	293	17,380	143,175	(1,179)	159,669
Net income	--	--	--	34,666	--	34,666
Foreign currency translation	--	--	--	--	1,364	1,364
Net unrealized gain on available-for-sale securities	--	--	--	--	163	163

Comprehensive income	--	--	--	--	--	36,193
Proceeds from exercise of stock options	1,361	14	16,829	--	--	16,843
Proceeds from employee stock purchase plan	296	3	5,450	--	--	5,453
Repurchase of common stock	(536)	(6)	(13,206)	--	--	(13,212)
Tax benefit from the exercise
of stock options and other	--	--	9,054	--	--	9,054
Proceeds from call options	--	--	2,597	--	--	2,597

Balance at September 30, 2003	30,440	304	38,104	177,841	348	216,597
Net income	--	--	--	46,250	--	46,250
Foreign currency translation	--	--	--	--	661	661
Net unrealized loss on available-for-sale securities	--	--	--	--	(465)	(465)

Comprehensive income	--	--	--	--	--	46,446
Proceeds from exercise of stock options	1,197	12	16,664	--	--	16,676
Proceeds from employee stock purchase plan	248	2	7,597	--	--	7,599
Repurchase of common stock	(550)	(6)	(18,954)	--	--	(18,960)
Tax benefit from the exercise
of stock options and other	--	--	10,702	--	--	10,702

Balance at September 30, 2004	31,335	$312	$54,113	$224,091	$544	$279,060

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                      In thousands

Year Ended September 30,	2004	2003	2002
Operating activities:
Net income	$46,250	$34,666	$28,827
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	11,714	11,210	9,513
Amortization of intangible assets	3,953	3,481	2,970
Amortization of capitalized software	12,939	11,470	9,511
Provision for deferred income taxes	3,323	2,223	4,759
Changes in certain operating assets and liabilities:
Accounts receivable, net	(19,020)	(3,592)	5,501
Deferred product revenues	7,342	(2,934)	2,010
Deferred professional service revenues	(174)	4,829	2,145
Deferred maintenance revenues	9,458	3,092	(1,282)
Accounts payable, accrued compensation
and other liabilities	8,540	6,347	226
Taxes payable	(1,308)	2,431	(2,118)
Other	(2,733)	315	(1,096)
Tax benefit from exercise of stock options and other	10,702	9,054	9,248

Net cash and equivalents provided by operating activities	90,986	82,592	70,214
Investing activities:
Purchase of property, plant and equipment	(16,155)	(11,559)	(11,557)
Capitalized internal software development costs	(12,751)	(12,128)	(11,216)
Increase in marketable securities	(54,769)	(34,641)	(21,642)
Acquisitions of businesses and software, net of cash acquired	(10,204)	(15,605)	(31,859)

Net cash and equivalents used in investing activities	(93,879)	(73,933)	(76,274)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	24,275	22,296	14,383
Repurchase of common stock	(18,960)	(13,212)	(21,300)
Proceeds from (net investment in) call options	--	2,597	(2,810)

Net cash and equivalents provided by/(used in) financing activities	5,315	11,681	(9,727)
Effect of exchange rate changes on cash and equivalents	946	1,277	118

Increase (decrease) in cash and equivalents	3,368	21,617	(15,669)
Cash and equivalents at the beginning of the period	42,509	20,892	36,561

Cash and equivalents at the end of the period	$45,877	$42,509	$20,892

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED

NOTE A — Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and equivalents to short-term marketable securities. This resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $27.4 million on the September 30, 2003 balance sheet. In addition, in response to the Massachusetts Business Corporation Act (see Note M), the Company reclassified shares previously classified as Treasury shares to authorized but unissued shares of common stock. Certain other reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2004 presentation. The Company operates in one business segment: the development, manufacturing and marketing of workforce management solutions that improve workforce productivity and the utilization of labor resources.

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

Translation of Foreign Currencies: The assets and liabilities of the Company’s foreign subsidiaries are denominated in each country’s local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders’ equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders’ equity.

Stock Split: On September 26, 2003, the Company’s Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend paid on October 31, 2003 to stockholders of record as of October 20, 2003. Accordingly, the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split.

Cash Equivalents: Cash equivalents consist of liquid investments with maturities of three months or less at the date of acquisition.

Marketable Securities: The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company’s marketable securities consist of United States government agency bonds, corporate bonds and equities, state revenue bonds and investment grade tax-exempt securities. Bonds with a maturity of 12 months or longer at the balance sheet date are classified as non-current marketable securities. At September 30, 2004, no bonds had effective maturities that extend beyond October 2007. Marketable securities are carried at fair value as determined from quoted market prices. Interest income earned on the Company’s cash, cash equivalents and marketable securities are included in other income, net and amounted to $2,408,000, $1,779,000 and $1,740,000, in fiscal 2004, 2003 and 2002, respectively.

Financial Instruments: The carrying value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, current and non-current accounts receivable and accounts payable, approximated their fair value at September 30, 2004 and September 30, 2003, respectively, due to the short-term nature of these instruments.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

Assets	Estimated Useful Life
Building	30 years
Machinery, equipment and software	3-5 years
Furniture and fixtures	8-10 years
Leasehold improvements	Shorter of economic
life or lease term

Valuation of Intangible Assets and Goodwill: The Company assesses the recoverability of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit that houses goodwill to that reporting unit’s fair value. The Company has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset, or goodwill, the Company will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2004 and fiscal 2003, the Company completed the annual testing of the impairment of goodwill, and as a result of these tests, the Company concluded that no impairment of goodwill existed as of July 4, 2004 or June 29, 2003, the annual goodwill impairment measurement dates for fiscal 2004 and 2003, respectively. In addition, the Company has determined that no events or circumstances currently exist or existed during fiscal 2004 or fiscal 2003 that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Therefore, no impairment charges have been recorded in fiscal 2004 or 2003.

Revenue Recognition: The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, which include ADP and other independent resellers. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company’s end-user customers and indirect channel customers are generally recognized using the residual method when:

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

         Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

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

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company’s experience in completing product implementations, it has determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

         The Company’s arrangements with its end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. The Company’s arrangements with end-user customers generally include the Company’s standard acceptance provision. The Company’s standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet Kronos’ published technical specifications. Generally, the Company determines that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with SFAS No. 5.

         At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. For end-user customers, the Company’s typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. The Company’s payment terms for its indirect channel customers are less than 90 days and typically due within 30 days of the invoice date.

         If the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classifies this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, other than those arrangements which are financing arrangements as discussed below, the Company defers revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as the Company has determined that these amounts do not represent either a receivable or deferred revenue until the payment becomes due. The Company reports the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

         Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. The Company’s policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, the Company will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, the Company applies a present value factor using interest rates ranging from 5% to 8%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

Allowance for Doubtful Accounts and Sales Returns Allowance: The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by the Company after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. In addition, the Company maintains a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by the Company using estimates based on historical experience. If the Company experiences an increase in sales returns and adjustments, additional allowances and charges against revenue may be required.

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

Stock-Based Compensation: The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,
	2004	2003	2002
Expected volatility	57.2%	60.0%	55.8%
Risk-free interest rate	3.1%	2.5%	3.9%
Expected lives (in years)	4.0	4.0	4.0

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 1992 Equity Incentive Plan during fiscal 2002 was $8.17. The weighted-average fair value of options granted under the 2002 Equity Incentive Plan during fiscal 2004, 2003 and 2002 was $12.34, $8.07 and $12.63, respectively.

For purposes of the pro forma disclosure below, the estimated fair value of the Company’s stock-based compensation plan and the estimated benefit derived from the Company’s 1992 Employee Stock Purchase Plan is amortized to expense over the options’ vesting period. The Company’s pro forma net income and net income per share for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands, except per share data):

	2004	2003	2002
Net income, as reported	$46,250	$34,666	$28,827
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	9,352	7,533	6,821

Pro forma net income	$36,898	$27,133	$22,006

Earnings per share:
Basic - as reported	$1.49	$1.16	$0.98

Basic - pro forma	$1.19	$0.91	$0.75

Diluted - as reported	$1.44	$1.12	$0.94

Diluted - pro forma	$1.15	$0.88	$0.72

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance in accordance with generally accepted accounting principles to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on the Company’s income tax provision and net income in the period in which such determination is made.

Net Income Per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options (see Notes L and O).

Derivatives: The Company from time to time holds foreign currency forward exchange contracts having durations of no more than 12 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payables due from the Company’s foreign subsidiaries. Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying consolidated statements of income. These amounts were not material in fiscal 2002, 2003 or 2004. The Company did not hold any foreign currency forward exchange contracts as of September 30, 2004. In addition, the Company has periodically entered into a limited number of call option arrangements. A call option arrangement provides the Company an opportunity to lock in a repurchase price for shares under the Company’s stock repurchase program. There are no dividend and liquidation preferences, participation rights, sinking-fund requirements, unusual voting rights or any other significant terms pertaining to these call option arrangements. The Company has classified the call option arrangements as an equity instrument in accordance with the provisions of Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” A call option matured during fiscal 2003. At maturity, the Company’s stock price exceeded the strike price of $16.67 per share and the Company received a return of its cash investment and a premium totaling approximately $2.6 million, which was credited to additional paid-in capital. If at maturity, the Company’s stock price was less than the strike price, the Company would use its cash investment to purchase Company shares at a predetermined price. As of September 30, 2004, there were no call option arrangements outstanding.

Newly Issued Accounting Standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the Company’s related parties in that same entity as its own interest. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (the Company’s fiscal 2004 first quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (the Company’s fiscal 2004 second quarter).

The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and 46-6 did not have an effect on Kronos’ consolidated financial position, results of operations or cash flows.

On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 (not SFAS No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

The Company would be required to apply SFAS No. 123R beginning with the fiscal quarter commencing on July 3, 2005, and could choose to apply SFAS No. 123 retroactively from October 1, 2004 to July 2, 2005.  The cumulative effect of applying SFAS No. 123, if any, would be measured and recognized upon adoption.  The Company has not yet determined the impact of SFAS 123R on its Consolidated Financial Statements.

NOTE B — Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, independent resellers and an OEM agreement with ADP. The Company’s resellers have significantly smaller resources than the Company. The Company’s direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews a customer’s (including reseller’s) credit history before extending credit and generally does not require collateral. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends and other information.

NOTE C — Marketable Securities

The following is a summary of marketable securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2004
Available-for-sale securities:
United States government
and agency debt securities	$ 17,119	$ 2	$ 292	$ 16,829
Municipal debt securities	123,243	302	109	123,436
U.S. corporate securities	3,012	--	12	3,000

	$143,374	$304	$ 413	$143,265

September 30, 2003
Available-for-sale securities:
United States government
and agency debt securities	$ 13,019	$ 57	$ 10	$ 13,066
Municipal debt securities	60,604	243	19	60,828
U.S. corporate securities	14,517	120	35	14,602

	$ 88,140	$420	$ 64	$ 88,496

The Company recorded gross proceeds from the sale of available-for-sale securities of $208.0 million, $131.5 million and $82.4 million in fiscal 2004, 2003 and 2002, respectively, and recorded a gross realized gain of $69,000 in fiscal 2004, and a gross realized gain of $434,000 and $298,000 in fiscal 2003 and 2002, respectively. In fiscal 2004, the net unrealized loss of $465,000 is included as a separate component of shareholders’ equity. In fiscal 2003 and 2002, the net unrealized gain of $163,000, and the net unrealized loss of $119,000, respectively, is included as a separate component of shareholders’ equity.

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of September 30, 2004 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of September 30, 2004.

The amortized costs and estimated fair value of debt securities at September 30, 2004 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

	Cost	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$ 45,460	$ 45,261
Due after one year through two years	97,269	97,355
Due after two years through four years	645	649

	$143,374	$143,265

NOTE D –Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,
	2004	2003	2002
Trade accounts receivable	$102,460	$ 91,120	$ 90,622
Non-current trade accounts receivable	23,627	14,435	11,386

	126,087	105,555	102,008
Less:
Allowance for doubtful accounts	5,079	4,455	4,918
Allowance for sales returns and adjustments	4,064	3,378	3,151

	9,143	7,833	8,069

	$116,944	$ 97,722	$ 93,939

Non-current trade accounts receivable relate to balances not due within the next 12 months and are included in other assets.

Allowance activity consists of the following (in thousands):

	September 30,
	2004	2003	2002
Beginning balance	$ 7,833	$ 8,069	$ 8,623
Plus:
Provisions	1,790	1,183	924
Recoveries	(56)	(733)	(365)

	1,734	450	559
Less:
Write-offs	(424)	(686)	(1,113)

	$ 9,143	$ 7,833	$ 8,069

Charges against the allowances of $424,000, $686,000 and $1,113,000 in fiscal 2004, 2003 and 2002, respectively, principally relate to uncollectible accounts written off. It is the Company’s practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

NOTE E – Other Current Assets

Other current assets consists of the following (in thousands):

	September 30,
	2004	2003
Inventory	$ 6,199	$ 5,197
Prepaid expenses	15,235	13,452

Total	$21,434	$18,649

NOTE F — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30,
	2004	2003
Land	$ 2,810	$ 2,810
Building	13,527	13,522
Machinery, equipment and software	68,987	69,366
Furniture and fixtures	15,437	15,503
Leasehold improvements	7,516	6,925

	108,277	108,126
Less accumulated depreciation	64,445	68,863

	$ 43,832	$ 39,263

NOTE G- Goodwill and Other Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands):

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of September 30, 2004
Intangible assets:
Customer related	9.9	$23,212	$11,531	$11,681
Maintenance relationships	12.0	9,492	1,941	7,551
Non-compete agreements	3.9	4,403	2,938	1,465

Total intangible assets		$37,107	$16,410	$20,697

As of September 30, 2003
Intangible assets:
Customer related	9.7	$21,327	$ 9,376	$11,951
Maintenance relationships	11.9	8,092	1,167	6,925
Non-compete agreements	4.0	4,060	1,816	2,244

Total intangible assets		$33,479	$12,359	$21,120

The amount of goodwill acquired during fiscal 2004 and 2003 is $8.9 million and $14.3 million, respectively.

During fiscal 2004, 2003 and 2002, the Company recorded amortization expense for intangible assets of $4.0 million, $3.5 million, and $3.0 million, respectively. The estimated annual amortization expense for intangible assets for the next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2005	$3,562
2006	3,036
2007	2,578
2008	2,505
2009	2,223

NOTE H—Acquisitions

During fiscal 2004, the Company completed seven acquisitions with a combined purchase price of $7.8 million. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the consolidated financial statements since their acquisition date. Acquired entities were engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management software and hardware systems, including the resale of the Company’s products through a dealer relationship. As a result of these acquisitions, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

Due to the timing of the acquisitions completed during the three month period ended September 30, 2004, the Company has not finalized the allocation of the purchase price of some acquisitions. The Company does not anticipate any material change in the allocation of the purchase price upon finalization.

Certain agreements that were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2004 through 2009. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of September 30, 2004, the Company has the obligation to pay $3.2 million in guaranteed payments. These payments will be made at various dates through fiscal 2006. Amounts due to be paid within 12 months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of 12 months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. There were $0.9 million, $2.6 million and $1.0 million of contingent payments earned during fiscal 2004, 2003 and 2002, respectively, all of which were recorded to goodwill, except for approximately $47,000 and $200,000 in fiscal 2004 and 2003, respectively, which were recorded as compensation expense.

NOTE I—Capitalized Software

Capitalized software and accumulated amortization consists of the following (in thousands):

	September 30,
	2004	2003
Internal development costs	$83,932	$71,182
Acquired from third parties	4,099	4,051

	88,031	75,233
Less accumulated amortization	65,160	52,221

	$22,871	$23,012

Total internal development costs capitalized were $12,751,000, $12,128,000 and $11,216,000 in fiscal 2004, 2003 and 2002, respectively. Amortization of capitalized software amounted to $12,939,000, $11,470,000 and $9,511,000 in fiscal 2004, 2003 and 2002, respectively. Total research and development expenses charged to operations amounted to $27,000,000, $20,200,000 and $19,700,000 in fiscal 2004, 2003 and 2002, respectively. Total expenses for engineering activities related to the maintenance of existing products charged to operations amounted to $17,100,000, $18,300,000 and $17,300,000 in fiscal 2004, 2003 and 2002, respectively.

NOTE J — Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases with non-cancelable terms of one year or more are as follows (in thousands):

Fiscal Year	Operating Lease Commitments
2005	$10,507
2006	9,256
2007	7,211
2008	4,641
2009	3,988
Thereafter	9,187

$44,790

Rent expense was $11,979,000, $12,066,000 and $11,704,000 in fiscal 2004, 2003 and 2002, respectively.

NOTE K — Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$ 17,207	$14,877	$ 8,313
State	1,094	1,841	1,694
Foreign	1,765	954	898

	20,066	17,672	10,905

Deferred:
Federal	3,762	1,941	4,164
State	145	282	595
Foreign	(621)	--	--

	3,286	2,223	4,759

	$ 23,352	$19,895	$15,664

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Accounts receivable reserves	$ 2,924	$ 2,545
Inventory reserves	583	557
Accrued expenses	3,389	2,813
Deferred maintenance revenues	3,501	2,414
Intangible and goodwill-related amortization	--	253
Net operating loss carryforwards of foreign subsidiaries	116	120
Other	581	405

Total deferred tax assets	11,094	9,107
Less valuation allowance	116	120

	10,978	8,987
Deferred tax liabilities:
Capitalized software development costs	(10,120)	(8,185)
Intangible and goodwill related amortization	(1,055)	--
Depreciation	(2,852)	(565)

Net deferred tax assets (liabilities)	(3,049)	237
Less non-current deferred tax liabilities	12,000	8,190

Net current deferred tax asset	$ 8,951	$ 8,427

The effective tax rate differed from the United States statutory rate as follows:

	Year Ended September 30,
	2004	2003	2002
Statutory rate	35%	35%	35%
State income taxes, net of federal
	1	3	3
income tax benefit
Tax exempt interest	(1)	(1)	(1)
Foreign tax rate differentials	--	--	1
Income tax credits	(1)	(2)	(3)
Other	--	1	--

	34%	36%	35%

As of September 30, 2004, $318,000 of net operating loss carryforwards from foreign operations remain available to reduce future income taxes payable. These net operating loss carryforwards may be carried forward indefinitely. The Company has fully reserved for the net operating loss carryforwards due to the uncertainty of their realizability.

The Company made income tax payments of $14,300,000, $6,796,000 and $6,054,000 in fiscal 2004, 2003 and 2002, respectively.

NOTE L—Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2004	2003	2002
Net income (in thousands)	$46,250	$34,666	$28,827

Weighted-average shares	31,002,886	29,834,942	29,413,316
Effect of dilutive securities:
Employee stock options	1,028,124	1,168,077	1,130,496

Adjusted weighted-average shares
and assumed conversions	32,031,010	31,003,019	30,543,812

Basic earnings per share	$1.49	$1.16	$0.98

Diluted earnings per share	$1.44	$1.12	$0.94

Stock options to purchase 588,813, 88,800 and 95,738 shares of common stock were outstanding during the years ended September 30, 2004, 2003 and 2002, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years.

NOTE M – The Massachusetts Business Corporation Act

Effective July 1, 2004, the Massachusetts Business Corporation Act (the “Act”) eliminated the concept of treasury stock. Under the Act, shares classified as treasury stock are to be treated, beginning July 1, 2004, as authorized but unissued shares of common stock. Upon the repurchase of shares of common stock, the Company retires such repurchased shares. The Company did not have any shares in treasury at September 30, 2004. As prior year amounts are not material, the Company has elected to reclassify treasury stock for the balance sheet at September 30, 2003 so that it is comparable to the basis of presentation in 2004. Such share amounts and costs were 260 shares and approximately $6,000 at September 30, 2003.

NOTE N – Subsequent Event

         On November 18, 2004, the Company acquired, through Kronos Acquisition Inc., a Canadian corporation and wholly-owned subsidiary of the Company, approximately 10.5 million common shares of AD OPT Technologies Inc. ("AD OPT”), a Montreal-based provider of advanced workforce planning and scheduling solutions, representing 95.6% of the outstanding common shares, for approximately USD $39.1 million in cash, net of cash and short-term investments acquired of approximately USD $16.0 million, calculated as of the closing date. The Company intends to exercise its rights to acquire all AD OPT common shares that were not tendered to the Company through the compulsory acquisition provisions of the Canada Business Corporation Act. By acquiring AD OPT, the Company expects to enhance its growth strategy and its leadership in employee scheduling.

NOTE O — Capital Stock, Stock Repurchase Program and Stock Rights Agreement

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

Stock Repurchase Program: In fiscal 1997, the Company’s Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company’s outstanding common shares. The shares that the Company repurchases are used to partially cover the shares required for the Company’s employee stock option plans and employee stock purchase plan. As of September 30, 2004, the Company’s Board of Directors had authorized the repurchase of 5,437,500 shares of common stock, of which up to 438,372 shares can be repurchased. Under the stock repurchase program, the Company repurchased 526,541, 535,050 and 814,425 shares of common stock in fiscal 2004, 2003 and 2002, respectively, at a cost of $18,960,000, $13,212,000 and $21,300,000 respectively. In addition, the Company is also authorized to and does repurchase stock held for at least six months from employees related to the exercise of stock options.

Stock Rights Agreement: The Company has a Stock Rights Agreement, under which each holder of a share of common stock also has one right that initially represents the right to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $236, subject to adjustment. The Company reserved 12,500 shares of its preferred stock for issuance under the agreement. The rights may be exercised, in whole or in part, only if a person or group acquires beneficial ownership of 20% or more of the Company’s outstanding common stock or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 25% or more of the Company’s common stock. When exercisable, each right will entitle its holder (other than such person or members of such group) to purchase for an amount equal to the then current exercise price, in lieu of preferred stock, a number of shares of the Company’s common stock having a market value of twice the right’s exercise price. In addition, when exercisable, the Company may exchange the rights, in whole or in part, at an exchange ratio of one share of common stock or one one-thousandth of a share of preferred stock per right. In the event that the Company is acquired in a merger or other business combination, the rights would entitle the stockholders (other than the acquirer) to purchase securities of the surviving company at a similar discount. Until they become exercisable, the rights will be evidenced by the common stock certificates and will be transferred only with such certificates. Under the agreement, the Company can redeem all outstanding rights at $.01 per right at any time until the tenth day following the public announcement that a 20% beneficial ownership position has been acquired or the Company has been acquired in a merger or other business combination. The rights will expire on November 17, 2005.

NOTE P — Employee Benefit Plans

Stock Option Plans: In February 2004, the stockholders approved an amendment to the 2002 Stock Incentive Plan, which was previously adopted in February 2002. The amendment increased the number of shares authorized for issuance from 2,550,000 to 5,000,000. Under this plan, the Compensation Committee of the Board of Directors may grant awards in the form of stock options as defined by the plan. During fiscal 2004, 2003 and 2002 under the 2002 Stock Incentive Plan, the Company granted stock options to purchase 1,217,500, 1,242,600 and 114,225 shares, respectively, at a purchase price equal to the fair value of the common stock on the applicable grant date. Options granted in fiscal 2004, 2003 and 2002 under the 2002 Stock Incentive Plan are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. As of September 30, 2004, there are 2,492,170 options available for grant.

The 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002, also enabled the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options as defined in the plan. During fiscal 2002, the Company granted under the plan stock options to purchase 1,258,013 shares of common stock at a purchase price equal to the fair value of the common stock on the applicable grant date. Options granted in fiscal 2002 under the 1992 Equity Incentive Plan are generally exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. No further grants may be made under this plan, although there are still outstanding options available for exercise under this plan.

The following schedule summarizes the changes in stock options issued under various plans for the three fiscal years in the period ended September 30, 2004. Options exercisable under the plans were 570,641, 644,598 and 880,110 in fiscal 2004, 2003 and 2002, respectively.

	Number of Shares	Weighted - Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at
September 30, 2001	4,160,501	$12.41	$1.48 - 28.89
Granted	1,372,238	18.89	17.77 - 29.33
Exercised	(1,424,016)	9.95	1.48 - 18.45
Canceled	(146,942)	14.67	5.19 - 26.61

Outstanding at
September 30, 2002	3,961,781	15.45	8.19 - 29.33
Granted	1,242,600	16.91	16.57 - 27.98
Exercised	(1,415,399)	12.95	8.19 - 27.55
Canceled	(149,433)	16.22	8.19 - 27.07

Outstanding at
September 30, 2003	3,639,549	16.89	10.22 - 29.33
Granted	1,217,500	38.86	36.07 - 45.40
Exercised	(1,271,693)	16.19	12.00 - 29.33
Cancelled	(56,364)	20.09	12.42 - 38.81

Outstanding at
September 30, 2004	3,528,992	$24.67	$10.22 - 45.40

As discussed in Note A, the Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to account for stock-based compensation under APB 25. Generally no compensation expense is recorded with respect to the Company’s stock option and employee stock purchase plans.

	Outstanding			Exercisable
Exercise Price Per Share	Number of Shares	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price Per Share	Number of Shares	Weighted - Average Exercise Price Per Share
$10.22 - 15.09	402,514	0.6 years	$13.93	165,277	$13.63
15.45 - 16.83	1,002,883	2.5 years	16.55	144,116	16.48
17.07- 17.86	742,105	1.5 years	17.77	200,274	17.76
24.21 - 29.33	172,840	2.2 years	27.22	60,974	27.87
36.07 - 45.40	1,208,650	3.7 years	38.86	--	--

$10.22 - 45.40	3,528,992	2.5 years	$24.67	570,641	$17.32

Stock Purchase Plan: In February 2003, the stockholders approved the adoption of the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month option period. In fiscal 2004, 248,015 shares were issued under this plan.

In accordance with the 1992 Employee Stock Purchase Plan, which expired by its terms on June 30, 2003, eligible employees could authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month period. No further shares may be issued to employees under this plan.

At September 30, 2004, a total of 6,898,145 shares of common stock were reserved for issuance under the Company’s stock incentive plans and employee stock purchase plan, consisting of 4,817,948 shares under the 2002 Stock Incentive Plan, 1,203,212 shares under the 1992 Equity Incentive Plan and 876,985 shares under the 2003 Employee Stock Purchase Plan.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $2,854,000, $2,602,000 and $2,477,000 in fiscal 2004, 2003 and 2002, respectively.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and StockholdersKronos
Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
October 30, 2004,
except for Note N, as to which
the date is November 18, 2004,

Exhibit Index

Exhibit No.	Description
3.1(5)	Restated Articles of Organization of the Registrant, as amended.
3.2	Amended and Restated By-laws of the Registrant, as further amended.
4.1*	Specimen Stock Certificate.
10.1(5)(6)	1992 Equity Incentive Plan, as amended and restated.
10.2(6)(10)	2002 Employee Stock Incentive Plan
10.3(6)(11)	Kronos Incorporated 2003 Employee Stock Purchase Plan as amended.
10.4(2)	Lease dated August 8, 1995, between Principal Mutual Life Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(4)	Fleet Bank Letter Agreement and Promissory Note dated January 1, 1997, relating to amendment of $3,000,000 credit facility.
10.6(8)(14)	Software License, Hardware Purchase and Support Agreement dated July 24, 2003 between ADP, Inc. and the Registrant, superceding the Restated Software License & Support & Hardware Purchase Agreement dated September 25, 2000.
10.7*	Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.8(9)	Lease Agreement Between W/9TIB Real Estate Limited Partnership, as Landlord, and Kronos Incorporated,as Tenant Dated 2/26/99
10.9(7)	Construction Agreement Between Cranshaw Construction of New England Limited Partnership and Kronos Incorporated Dated March 10, 1999.
10.10(7)	Agreement of Purchase and Sale Beyond Between W/9TIB Real Estate Limited Partnership and Kronos Incorporated Dated March 29, 1999.
10.11(6)(14)	Form of Senior Executive Retention Agreement with accompanying schedule.
10.12(8)(9)	Asset Purchase Agreement, dated as of December 28, 2001 by and among the Registrant and SimplexGrinnell L.P., Tyco International Canada, Ltd., Simplex International Pty. Ltd., and ADT Services A.G.
10.13(8)(10)	Best Software Inc./Kronos Incorporated Agreement, dated as of March 15, 2002 by and between Kronos Incorporated and Best Software, Inc.
10.14(8)(12)	Amendment, dated as of July 1, 2004, between Kronos Incorporated and ADP, Inc. to the Software License, Hardware Purchase and Support Agreement, dated as of July 24, 2003.
10.15(12)(6)	Form of Nonstatutory Stock Option Agreement entered into with officers, directors, employees, consultants and advisors in connection with stock option grants under our 2002 Stock Incentive Plan.
10.16(13)	Acquisition Agreement, dated October 5, 2004 by and between Kronos Incorporated, Kronos Acquisition Inc., a Canadian corporation and wholly-owned subsidiary of Kronos Incorporated, and Ad Opt Technologies Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 (File No. 33-47383).
(1)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30,1995.
(3)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1996.
(4)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 28, 1996.
(5)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 4, 1998.
(6)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K.
(7)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 3, 1999.
(8)	Confidential treatment was requested for certain portions of this agreement.
(9)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 29, 2001.
(10)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 2002.
(11)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 28, 2003.
(12)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 3, 2004.
(13)	Incorporated by reference to the Company's Form 8-K dated October 5, 2004.
(14)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 2003.