Form 10-Q
period 2005-01-01
KRONOS INC
filed 2005-02-09
CIK 886903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 1, 2005

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

Yes __X__           No ____

As of February 4, 2005, 31,807,835 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended
	January 1, 2005	January 3, 2004
Net revenues:
Product	$53,266	$39,140
Maintenance	38,668	35,346
Professional services	26,342	25,187

	118,276	99,673
Cost of sales:
Costs of product	11,373	9,700
Costs of maintenance and professional services	34,692	32,045

	46,065	41,745

Gross profit	72,211	57,928
Operating expenses and other income:
Sales and marketing	35,862	31,020
Engineering, research and development	12,789	9,675
General and administrative	8,446	6,359
Amortization of intangible assets	1,096	1,007
Other income, net	(1,702)	(1,518)

	56,491	46,543
Income before income taxes	15,720	11,385
Provision for income taxes	5,062	3,973

Net income	$10,658	$7,412

Net income per common share:
Basic	$0.34	$0.24

Diluted	$0.33	$0.23

Weighted-average common shares outstanding:
Basic	31,571,549	30,689,641

Diluted	32,597,574	31,883,117

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	January 1, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,667	$45,877
Marketable securities	34,918	45,260
Accounts receivable, less allowances of $9,249
at January 1, 2005 and $9,143 at September 30, 2004	97,167	93,317
Deferred income taxes	9,454	8,951
Other current assets	28,947	21,434

Total current assets	211,153	214,839
Marketable securities	82,109	98,005
Property, plant and equipment, net	48,996	43,832
Intangible assets	33,281	20,697
Goodwill	108,730	81,154
Capitalized software, net	22,793	22,871
Other assets	24,812	24,432

Total assets	$531,874	$505,830

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,258	$9,988
Accrued compensation	42,370	39,788
Accrued expenses and other current liabilities	14,223	17,550
Deferred product revenues	7,473	9,844
Deferred professional service revenues	37,587	40,525
Deferred maintenance revenues	91,601	87,000

Total current liabilities	203,512	204,695
Deferred maintenance revenues	8,353	7,251
Deferred income taxes	17,706	12,000
Other liabilities	2,852	2,824
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000
shares, no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000
shares, 31,734,592 and 31,335,340 shares issued at January 1, 2005 and September 30, 2004 respectively	317	312
Additional paid-in capital	63,492	54,113
Retained earnings	234,749	224,091
Accumulated other comprehensive income:
Foreign currency translation	1,394	653
Net unrealized (loss) on available-for-sale investments	(501)	(109)

	893	544
Total shareholders' equity	299,451	279,060

Total liabilities and shareholders' equity	$531,874	$505,830

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Three Months Ended
	January 1, 2005	January 3, 2004
Operating activities:
Net income	$10,658	$7,412
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	3,072	2,937
Amortization of intangible assets	1,096	1,007
Amortization of capitalized software	3,342	3,114
Provision for deferred income taxes	(241)	140
Changes in certain operating assets and liabilities:
Accounts receivable, net	2,660	10,996
Deferred product revenues	(4,633)	(24)
Deferred professional service revenues	(2,474)	(3,139)
Deferred maintenance revenues	3,156	(282)
Accounts payable, accrued compensation
and other liabilities	(2,621)	(8,009)
Taxes payable	(3,099)	(3,631)
Other	(671)	(160)
Tax benefit from exercise of stock options	5,410	4,476

Net cash and equivalents provided by operating activities	15,655	14,837
Investing activities:
Purchase of property, plant and equipment	(6,327)	(3,019)
Capitalized internal software development costs	(3,264)	(3,115)
(Increase) decrease in marketable securities	26,238	(12,749)
Acquisitions of businesses and software, net of cash acquired	(42,674)	(1,333)

Net cash and equivalents used in investing activities	(26,027)	(20,216)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	7,790	5,693
Repurchase of common stock	(3,834)	--

Net cash and equivalents provided by financing activities	3,956	5,693
Effect of exchange rate changes on cash and equivalents	1,206	910

Increase in cash and equivalents	(5,210)	1,224
Cash and equivalents at the beginning of the period	45,877	42,509

Cash and equivalents at the end of the period	$40,667	$43,733

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2004. The results of operations for the three months ended January 1, 2005 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified certain support services that are billed on a time and materials basis out of professional services revenues and into maintenance services revenues. These reclassified support services relate to support services charged on a time and materials basis for customers not on maintenance support contracts. This resulted in a reclassification of approximately $1.2 million for the three month period ended January 3, 2004.

NOTE B — Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (93 days in fiscal 2005 and 95 days in fiscal 2004) and fourth quarter (90 days in fiscal 2005 and 89 days in fiscal 2004) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

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

	Three Months Ended
	January 1, 2005	January 3, 2004
Net income, as reported	$10,658	$7,412
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects	(2,545)	(2,016)

Pro forma net income	$8,113	$5,396

Earnings per share:
Basic--as reported	$0.34	$0.24

Basic--pro forma	$0.26	$0.18

Diluted--as reported	$0.33	$0.23

Diluted--pro forma	$0.25	$0.17

On December 16, 2004 the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of Statement No. 123. Please refer to Note I for additional information.

NOTE D – Other Current Assets

Other current assets consists of the following (in thousands):

	January 1, 2005	September 30, 2004
Inventory	$7,369	$6,199
Prepaid expenses	21,578	15,235

Total	$28,947	$21,434

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands). Due to the relative size and timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of January 1, 2005:
Intangible assets:
Customer related	9.9	$29,256	$12,261	$16,995
Maintenance relationships	12.0	9,492	2,162	7,330
Technology	10.0	7,768	97	7,671
Non-compete agreements	4.1	4,503	3,218	1,285

Total intangible assets		$51,019	$17,738	$33,281

As of September 30, 2004:
Intangible assets:
Customer related	9.9	$23,212	$11,531	$11,681
Maintenance relationships	12.0	9,492	1,941	7,551
Non-compete agreements	3.9	4,403	2,938	1,465

Total intangible assets		$37,107	$16,410	$20,697

For the three months ended January 1, 2005 and January 3, 2004, the amount of goodwill acquired is $27.6 million and $2.1 million, respectively.

For the three months ended January 1, 2005 and January 3, 2004, the Company recorded amortization expense for intangible assets of $1.1 million and $1.0 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2005	$4,726
2006	4,368
2007	3,907
2008	3,828
2009	3,537
2010	3,016

NOTE F – Acquisitions

On November 18, 2004, the Company acquired through Kronos Acquisition Inc., a Canadian corporation and the Company’s wholly-owned subsidiary, approximately 10.5 million common shares of AD OPT Technologies Inc. (“AD OPT”), a Canadian corporation, representing approximately 95.6% of the outstanding common shares, for an aggregate purchase price of approximately $39.1 million, net of cash and short-term investments acquired of approximately $16.0 million. On December 16, 2004, the Company acquired the remaining 4.4% outstanding common shares through the compulsory acquisition provisions of the Canada Business Corporations Act, for an additional purchase price of approximately $2.5 million. The results of AD OPT’s operations have been included in the consolidated financial statements since November 18, 2004. AD OPT was a provider of advanced workforce planning and scheduling solutions.

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,936
Fixed assets	1,817
Deferred taxes	2,924
Other assets	6,524
Identifiable intangible assets	13,672
Goodwill	27,154

Total assets acquired	57,027
Accounts payable	4,742
Deferred product revenues	2,272
Deferred maintenance revenues	1,919
Deferred tax liabilities	5,155
Other liabilities	180

Total liabilities assumed	14,268

Net assets acquired	$42,759

The preceding table reflects the payment of approximately $1.2 million in transaction costs related to the AD OPT acquisition.

The deferred revenue included in the table above, which was recorded at estimated fair value of the Company’s remaining performance obligation, was recorded as the Company had assumed a legal performance obligation as described in EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by July 2, 2005.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of AD OPT had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that the Company and AD OPT believe are reasonable (in thousands, except per share data).

	Three Month Period Ended
Unaudited	January 1, 2005	January 3, 2004
Total revenues	$122,130	$107,250
Net income	11,469	9,262
Earnings per share - basic	0.36	0.30
Earnings per share - diluted	0.35	0.29

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

As a result of the AD OPT acquisition, the Company has begun to provide customized software solutions to its customers. Revenue related to the sale of customzied software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing costs incurred relative to total estimated costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues and were immaterial in the three month period ended January 1, 2005.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2005 and 2006. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of January 1, 2005, the Company has the obligation to pay $2.9 million in guaranteed payments. These payments will be made at various dates through fiscal 2006. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During the three months ended January 1, 2005 there were $424,000 of contingent payments earned of which $405,000 were recorded as goodwill. The remainder was recorded as compensation expense. There were no contingent payments earned during the three months ended January 3, 2004.

NOTE G — Comprehensive Income

For the three months ended January 1, 2005 and January 3, 2004, comprehensive income consisted of the following (in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004
Comprehensive income:
Net income	$10,658	$7,412
Cumulative translation adjustment	741	999
Unrealized loss on available-for-sale
securities	(392)	(219)

Total comprehensive income	$11,007	$8,192

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended
	January 1, 2005	January 3, 2004
Net income	$10,658	$7,412

Weighted-average shares	31,571,549	30,689,641
Effect of dilutive securities:
Employee stock options	1,026,025	1,193,476

Adjusted weighted-average shares and
assumed conversions	32,597,574	31,883,117

Basic earnings per share	$0.34	$0.24

Diluted earnings per share	$0.33	$0.23

NOTE I — New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the first interim period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt Statement 123(R) on July 3, 2005, the beginning of its fourth fiscal quarter.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to the consolidated financial statements. The Company currently uses the Black-Scholes option pricing model for the valuation of options under Statement 123. The Company is currently assessing valuation model options to be used under Statement 123(R) and has not yet determined which valuation model to adopt. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.7 million, $9.1 million, and $9.2 million in fiscal 2004, 2003 and 2002, respectively.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to product and service revenues, revenue growth rates, gross margin, product and service gross profit, operating expenses, earnings per share, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

         We were successful in increasing our revenues in the three month period ended January 1, 2005, as compared to the same period in the prior year. While we believe that the current economic environment is improving, certain factors such as a lack of job creation in the current economic recovery, as well as the diversion of resources towards compliance with new regulatory requirements on internal controls may result in many customers deferring or reducing their technology purchases in the future.

         Total revenue for the three month period ended January 1, 2005 increased 19% over the comparable period of the prior year. Our product revenue growth of 36% in the three month period ended January 1, 2005 was a significant factor in the revenue growth, as was continued growth in maintenance revenues (9%) and professional services revenues (5%).

         Net income for the three month period ended January 1, 2005 increased 44% to $10.7 million from $7.4 million for the same period last year, with earnings per share increasing to $0.33 from $0.23 per diluted share as compared to the same period last year. Net income growth for the three month period ended January 1, 2005 was primarily the result of continued growth in revenues, particularly product revenues, a significant improvement in product margin, as well as continued corporate-wide efforts to contain costs, and to a lesser extent, a reduction in the income tax rate, primarily resulting from the retroactive reinstatement of legislation related to certain research and development tax credits. Although we will continue our efforts to contain costs, our ongoing investments in infrastructure and the costs associated with the integration of acquired businesses may partially offset these efforts in the near-term.

         Regarding expectations for the remainder of the current fiscal year, we presently anticipate that revenue growth for the second quarter and for the entire fiscal 2005, including revenues from customers obtained in the acquisition of businesses, will range between 13% — 17% and 15% — 18%, respectively, with earnings per share in the range of $0.34 — $0.38 for the second quarter and $1.64 — $1.70 for the entire fiscal 2004.

        The Financial Accounting Standards Board recently concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15 ,2005. The effect of adopting this new accounting pronouncement has not been included in our fiscal 2005 earnings forecast. The impact of adopting Statement 123R will reduce our net income. We have not yet determined the magnitude of the impact of adopting Statement 123R.

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

         We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Item 15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for further information.

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

         Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, we apply a present value factor using annual interest rates ranging from 5% to 8%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

         As a result of recent acquisitions, we have begun to provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing costs incurred relative to total estimated costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues and were immaterial in the three month period ended January 1, 2005.

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

         Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit that houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2004 we completed the annual testing of the impairment of goodwill, and as a result of these tests, we concluded that no impairment of goodwill existed as of July 4, 2004 the annual goodwill impairment measurement date for fiscal 2004.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the three months ended January 1, 2005.

         Capitalization of Software Development Costs — Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $9.6 million in costs associated with the replacement of information technology systems since the start of the project.

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

       Total Revenues (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Total revenues	$118,276	$99,673	19%

         The principal factor driving revenue growth in the three month period ended January 1, 2005 was increased demand for our software and hardware products from new and existing customers. To a lesser extent increased demand for our professional and maintenance services also contributed to overall growth in revenues, as well as revenues from acquired businesses.

	Three Months Ended
	January 1, 2005	January 3, 2004
Revenues from acquired
businesses*	$2,731	$2,307
Percentage of total
revenues	2.3%	2.3%

         * Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

       Product Revenues (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Product revenues	$53,266	$39,140	36%
Product revenues as
a percent of total
revenues	45%	39%	--

         The product revenue growth and the increase in the proportion of product revenue to total revenues in the three month period ended January 1, 2005 was primarily the result of an increase in demand for our Workforce Central® suite and related software modules as well as our Kronos 4500™ Terminal. The increased demand is primarily the result of the introduction of new products and software modules, as well as new and platform conversion sales. Also contributing to the growth in product revenues, to a lesser extent, are product revenues attributable to acquired businesses.

	Three Months Ended
	January 1, 2005	January 3, 2004
Revenues from acquired
businesses	$1,579	$45
Percentage of product
revenues	3.0%	0.1%

       Maintenance Revenues (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Maintenance revenues	$38,668	$35,346	9%
Maintenance revenues
as a percent of
total revenues	33%	35%	--

         The increase in maintenance revenues in the three month period ended January 1, 2005 was principally the result of expansion of our installed base of software solutions and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of platform and capacity upgrade licenses to existing customers. Platform and capacity upgrade sales typically result in an increased value of maintenance contracts due to the higher contract price typically associated with the new platform’s product or increased value in the product resulting from the additional capacity. The maintenance value is typically based on the related product’s value. The decrease in revenues associated with acquired businesses is attributable to the timing of acquisitions in the respective periods. The lower proportion of maintenance revenues to total revenues in the three months period ended January 1, 2005 is primarily due to the increased proportion of product revenue.

	Three Months Ended
	January 1, 2005	January 3, 2004
Revenues from acquired
businesses	$652	$1,529
Percentage of maintenance
revenues	1.7%	4.3%

       Professional Services Revenues (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Professional
services revenues	$26,342	$25,187	5%
Professional
services revenues
as a percent of
total revenues	22%	25%	--

         In conjunction with the increase in demand for our products, there has been an increase in customer demand for professional services in the three month period ended January 1, 2005, as compared to the same period in the prior year. However, the growth in professional services in the three month period ended January 1, 2005 was principally due to an increased utilization rate experienced by the services organization as the capacity to deliver professional services was relatively consistent with the prior year. The growth in professional services revenues was partially offset by a decrease in revenues from acquired businesses in the three month period ended January 1, 2005.

	Three Months Ended
	January 1, 2005	January 3, 2004
Revenues from acquired
businesses	$500	$733
Percentage of professional
services revenues	1.9%	2.9%

Gross Profit. Gross profit is the net result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs, as well as the cost of royalties paid to third-parties for certain products. Service cost of sales primarily consists of salaries, facilities and related expenses for service personnel, as well as the cost of maintenance contracts paid to third-parties for certain products.

       Gross Profit/Gross Margin (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Product gross profit	$41,893	$29,440	42%
Service gross profit	30,318	28,488	6%

Total gross profit	$72,211	$57,928	25%

Product gross margin	79%	75%	--
Service gross margin	47%	47%	--
Total gross margin	61%	58%	--

         Total gross margin for the three month period ended January 1, 2005 increased to 61% from 58% in the comparable period in the prior year. This increase was the result of a higher content of product revenues and an increase in product gross margin for the three month period ended January 1, 2005. We anticipate total gross margin to increase in the second quarter of fiscal 2005 as compared to the prior year principally as a result of our expectation of continued favorable mix of product revenues, resulting in a higher proportion of product revenues as compared to services revenues. Product revenues typically generate a higher gross margin than service revenues.

         Product gross margin increased in the three month period ended January 1, 2005 principally due to a favorable product mix during the periods, which resulted in a higher proportion of product revenues from hardware and software as compared to sales of third-party product for resale. Product revenues from hardware and software, which typically generate a higher gross margin than sales of third-party product for resale, were a greater proportion of total product revenues in the three month period ended January 1, 2005 as compared to the comparable period in the prior year (94% and 92% for the three month periods ended January 1, 2005 and January 3, 2004, respectively). The amortization of capitalized software costs also contributed favorably to product margin in the three month period ended January 1, 2005, as compared to the same period in the prior year due to an increase in sales volume as these costs are relatively consistent from year to year.

         Service gross margin in the three month period ended January 1, 2005 remained unchanged as compared to service gross margin in the same period in the prior year. Although maintenance revenues increased as a proportion to total service revenues and professional services utilization improved in the three month period ended January 1, 2005, these positive impacts on service gross margin (maintenance revenues typically carry a higher gross margin than professional services revenues) were offset by investments in our Customer Relationship program. This program includes providing a designated resource to certain customers with the goal of developing and maintaining pre- and post-implementation relationships with the customers.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

       Total Net Operating Expenses (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Net operating
expenses	$56,491	$46,543	21%
Net operating
expenses as a % of
total revenues	48%	47%	--

         The increase in total net operating expenses for the three month period ended January 1, 2005 was principally attributable to investments in personnel and related compensation and overhead costs in response to increased customer demand and to support the development of new products (approximately $8.5 million). The increase was also attributable to an increase in spending related to marketing programs (approximately $0.7 million); and an increase in professional fees and other costs associated with the replacement of information systems (approximately $0.6 million).

         Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Sales and marketing
expenses	$35,862	$31,020	16%
Sales and marketing
expenses as a % of
total revenues	30%	31%	--

         The increase in sales and marketing expense for the three month period ended January 1, 2005 was primarily attributable to compensation and related costs associated with higher sales volume and support costs to add new customers and to maximize the penetration of existing customer accounts (approximately $4.2 million). An increase in spending related to marketing programs (approximately $0.7 million) also contributed to the increase in sales and marketing spending. The decrease in sales and marketing expense as a percentage of total revenues for the three month period ended January 1, 2005 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes.

         Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Total Engineering,
research and
development spending	$16,053	$12,790	26%
Capitalized software
development costs	(3,264)	(3,115)	5%

Engineering, research
and development expenses	$12,789	$9,675	32%

Engineering, research
and development
expenses as a % of
total revenues	11%	10%	--

         The increase in engineering, research and development spending for the three month period ended January 1, 2005 was primarily attributable to continued investment in engineering personnel and their compensation-related expenses (approximately $3.0 million). This increase is the result of the continued development and support of new products. The significant product development efforts in the first three months of fiscal 2005 were principally related to further development and enhancement of the Workforce Central® suite, including scheduling, activities and workflow modules as well as Workforce HR™, Workforce Payroll™ and the Kronos 4500 terminal.

         General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
General and
administrative
expenses	$8,446	$6,359	33%
General and
administrative
expenses as a % of
total revenues	7%	6%	--

         The increase in general and administrative expenses in the three month period ended January 1, 2005 was primarily due to investment in personnel and related compensation and support costs required for the continued support of our growing operations (approximately $1.3 million), and an increase in fees related to consulting services, training and other costs associated with the replacement of information technology systems (approximately $0.6 million).

         Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Amortization of
intangible assets	$1,096	$1,007	9%
Amortization of
intangible assets as a
% of total revenues	1%	1%	--
Other income, net	$1,702	$1,518	12%
Other income, net as a
% of total revenues	1%	2%	--

         The increase in amortization of intangible assets in the three month period ended January 1, 2005, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions which were completed during the last twelve months. The increase in other income, net in the three month period ended January 1, 2005 is principally due to an increase in interest income generated from the larger portfolio of marketable securities and financing arrangements.

         Income Taxes. The provision for income taxes as a percentage of pre-tax income was 32.2% for the three month period ended January 1, 2005. For the comparable period in the prior fiscal year, the provision for income taxes as a percentage of pre-tax income was 34.9%. The provision for income taxes was favorably impacted as a result of the retroactive reinstatement of legislation related to certain research and development tax credits as well as the impact on certain research and development tax credits related to the Ad Opt acquisition completed during the three month period ended January 1, 2005. We currently anticipate that the income tax rate will approximate 33% for the remainder of the fiscal year.

         Newly Issued Accounting Standards. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later the first interim period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt Statement 123(R) on July 3, 2005, the beginning of our fourth fiscal quarter.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.7 million, $9.1 million, and $9.2 million in fiscal 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

         We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted.

       Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	January 1, 2005	September 30, 2004	Percent Change
Cash, cash equivalents and marketable
securities (including short and
long-term)	$157,694	$189,142	(17%)
Working capital	$7,641	$10,144	(25%)

         The decrease in cash, cash equivalents and marketable securities is primarily due to cash paid for acquired businesses during the three month period ended January 1, 2005, partially offset by cash generated from operations. The decrease in working capital is primarily due to a decrease in cash, cash equivalents and short-term marketable securities. A portion of our cash reserves is invested in long-term marketable securities.

       Cash Flow Highlights (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Cash provided by
operations	$15,655	$14,837	6%
Cash used for
property, plant and
equipment	$6,327	$3,019	110%
Cash used for
acquisitions of
businesses	$42,674	$1,333	*
(Decrease) Increase
in marketable
securities	($26,238)	$12,749	(206%)
Net proceeds from
exercise of stock
options and employee
stock purchase plans	$7,790	$5,693	37%
Repurchases of common
stock	$3,834	--	*

       * Not meaningful

         The increase in cash provided by operations in the three month period ended January 1, 2005 was principally attributable to an increase in net income, an increased rate of growth in our deferred maintenance revenues, and a reduced use of cash due to the timing of certain vendor payments and certain compensation related payments. These are partially offset by a reduced rate of cash collected from accounts receivable during the three month period ended January 1, 2005 as compared to the same period in the prior year due to the growth of our financing arrangements, as well as a reduction in deferred product revenues.

         Our use of cash for property, plant and equipment in the three month period ended January 1, 2005 includes investments in information systems and infrastructure to improve and support our expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2005 in conjunction with the replacement of our information technology systems. To date, we have invested approximately $10.6 million (excluding internal personnel related costs) related to the replacement of our information technology systems of which $7.2 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel related costs) to range between $20.0 million and $22.0 million through the end of fiscal 2006. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisition of AD OPT Technologies, Inc. on November 18, 2004. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

       Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004	Percent Change
Shares of common stock
repurchased	78,394	--	*
Cost of shares of common
stock repurchased	$3,834	--	*

       * Not meaningful

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

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations	$43,334	$10,641	$15,967	$8,378	$8,348
Guaranteed payment
obligations	2,921	2,521	400	--	--

Total	$46,255	$13,162	$16,367	$8,378	$8,348

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

         Actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, which are specifically incorporated by reference herein.

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

         Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In the first three months of fiscal 2005, approximately 11% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2004 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at January 1, 2005, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at January 1, 2005, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 4.      Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 1, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)      Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1.      Legal Proceedings

None

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         In the following table, we provide information about our purchases during the quarter ended January 1, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
10/01/04 - 11/01/04	--	--	--	438,372
11/02/04-12/02/04	15,394	$49.10	15,394	422,978
12/03/04-01/01/05	63,000	$48.86	63,000	359,978
Total:	78,394	$48.90	78,394	359,978

(1)     We repurchased an aggregate of 78,394 shares of our common stock pursuant to the repurchase program that we publicly announced on May 13, 2003 (the “Program”).

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

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

None

Item 6. Exhibits

2.1(1)	Acquisition Agreement, dated as of October 5, 2004, by and amoung the Registrant, Kronos Acquisition Inc., a corporation organized under Canadian law and wholly-owned subsidiary of the Registrant, and AD OPT Technologies Inc., a corporation organized under Canadian law.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 5, 2004.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005	KRONOS INCORPORATED
By: /s/ Paul A. Lacy Paul A. Lacy Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

KRONOS INCORPORATED

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)
Acquisition Agreement, dated as of October 5, 2004, by and amoung the Registrant, Kronos Acquisition Inc., a corporation organized under Canadian law and wholly-owned subsidiary of the Registrant, and AD OPT Technologies Inc., a corporation organized under Canadian law.
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

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 5, 2004.