Form 10-Q
period 2005-04-02
KRONOS INC
filed 2005-05-12
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	NO

As of May 10, 2005, 32,069,095 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net revenues:
Product	$46,317	$44,966	$99,583	$84,106
Maintenance	42,451	35,802	81,119	71,148
Professional services	31,853	27,211	58,195	52,398

	120,621	107,979	238,897	207,652
Cost of sales:
Costs of product	11,651	10,512	23,024	20,212
Costs of maintenance and professional services	37,102	33,303	71,794	65,348

	48,753	43,815	94,818	85,560

Gross profit	71,868	64,164	144,079	122,092
Operating expenses and other income:
Sales and marketing	34,616	32,344	70,478	63,364
Engineering, research and development	12,027	10,773	24,816	20,448
General and administrative	8,546	8,053	16,992	14,412
Amortization of intangible assets	1,194	1,001	2,290	2,008
Other income, net	(1,611)	(1,853)	(3,313)	(3,371)

	54,772	50,318	111,263	96,861
Income before income taxes	17,096	13,846	32,816	25,231
Provision for income taxes	5,873	4,226	10,935	8,199

Net income	$11,223	$9,620	$21,881	$17,032

Net income per common share:
Basic	$0.35	$0.31	$0.69	$0.55

Diluted	$0.34	$0.30	$0.67	$0.53

Weighted-average common shares outstanding:
Basic	31,910,961	30,992,982	31,741,255	30,841,312

Diluted	32,835,874	32,025,582	32,716,724	31,954,350

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	April 2, 2005	September 30, 2004
ASSETS
Current assets:
Cash and equivalents	$33,617	$45,877
Marketable securities	44,171	45,260
Accounts receivable, less allowances of $8,584
at April 2, 2005 and $9,143 at September 30, 2004	96,024	93,317
Deferred income taxes	8,729	8,951
Other current assets	28,952	21,434

Total current assets	211,493	214,839
Marketable securities	81,965	98,005
Property, plant and equipment, net	54,311	43,832
Intangible assets	37,146	20,697
Goodwill	121,906	81,154
Capitalized software, net	23,284	22,871
Other assets	23,374	24,432

Total assets	$553,479	$505,830

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,342	$9,988
Accrued compensation	35,418	39,788
Accrued expenses and other current liabilities	15,231	17,550
Deferred product revenues	6,397	9,844
Deferred professional service revenues	39,910	40,525
Deferred maintenance revenues	94,169	87,000

Total current liabilities	201,467	204,695
Deferred maintenance revenues	7,403	7,251
Deferred income taxes	18,908	12,000
Other liabilities	5,943	2,824
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 32,145,188 and
31,335,340 shares issued at April 2, 2005 and September 30, 2004, respectively	321	312
Additional paid-in capital	73,529	54,113
Retained earnings	245,972	224,091
Accumulated other comprehensive income:
Foreign currency translation	853	653
Net unrealized (loss) on available-for-sale investments	(917)	(109)

	(64)	544
Total shareholders' equity	319,758	279,060

Total liabilities and shareholders' equity	$553,479	$505,830

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Six Months Ended
	April 2, 2005	April 3, 2004
Operating activities:
Net income	$21,881	$17,032
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	6,245	5,825
Amortization of intangible assets	2,290	2,008
Amortization of capitalized software	6,825	6,491
Provision for deferred income taxes	1,727	(613)
Changes in certain operating assets and liabilities:
Accounts receivable, net	7,394	7,125
Deferred product revenues	(4,163)	774
Deferred professional service revenues	(4,039)	(3,405)
Deferred maintenance revenues	2,638	(1,785)
Accounts payable, accrued compensation
and other liabilities	(7,416)	(8,588)
Taxes payable	(4,936)	(4,349)
Other	(3,525)	53
Tax benefit from exercise of stock options	11,126	6,174

Net cash and equivalents provided by operating activities	36,047	26,742
Investing activities:
Purchase of property, plant and equipment	(14,853)	(6,031)
Capitalized internal software development costs	(7,238)	(6,468)
Decrease (increase) in marketable securities	17,129	(24,601)
Acquisitions of businesses and assets, net of cash acquired	(52,488)	(3,144)

Net cash and equivalents used in investing activities	(57,450)	(40,244)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	18,584	13,440
Repurchase of common stock	(10,398)	(6,028)

Net cash and equivalents provided by financing activities	8,186	7,412
Effect of exchange rate changes on cash and equivalents	957	974

Increase in cash and equivalents	(12,260)	(5,116)
Cash and equivalents at the beginning of the period	45,877	42,509

Cash and equivalents at the end of the period	$33,617	$37,393

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2004. The results of operations for the six months ended April 2, 2005 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified certain support services that are billed on a time and materials basis out of professional services revenues and into maintenance services revenues. These reclassified support services relate to support services charged on a time and materials basis for customers not on maintenance support contracts. This resulted in a reclassification of approximately $1.2 million and $2.4 million for the three and six month periods ended April 3, 2004, respectively.

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

NOTE C - Stock-Based Compensation

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”). Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Net income, as reported	$11,223	$9,620	$21,881	$17,032

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,053)	(2,577)	(5,598)	(4,593)

Pro forma net income	$8,170	$7,043	$16,283	$12,439

Earnings per share:
Basic – as reported	$0.35	$0.31	$0.69	$0.55
Basic – pro forma	$0.26	$0.23	$0.51	$0.40

Diluted – as reported	$0.34	$0.30	$0.67	$0.53
Diluted – pro forma	$0.25	$0.22	$0.50	$0.39

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of Statement No. 123. Please refer to Note I for additional information.

NOTE D - Other Current Assets

Other current assets consists of the following (in thousands):

	April 2, 2005	September 30, 2004

Inventory	$7,205	$6,199
Prepaid expenses	21,747	15,235
Total	$28,952	$21,434

NOTE E - Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands). Due to the relative size and timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of April 2, 2005:

Intangible assets:
Customer related	10.0	$32,000	$12,813	$19,187

Maintenance relationships	12.0	11,380	2,354	9,026

Technology	10.0	7,701	288	7,413

Non-compete agreements	3.9	4,968	3,448	1,520

Total intangible assets		$56,049	$18,903	$37,146

As of September 30, 2004:

Intangible assets:
Customer related	9.9	$23,212	$11,531	$11,681

Maintenance relationships	12.0	9,492	1,941	7,551

Non-compete agreements	3.9	4,403	2,938	1,465

Total intangible assets		$37,107	$16,410	$20,697

For the three months ended April 2, 2005 and April 3, 2004, the amount of goodwill acquired is $13.2 million and $.2 million, respectively. The amount of goodwill acquired during the six months ended April 2, 2005 and April 3, 2004 is $40.8 million and $2.4 million respectively.

For the three months ended April 2, 2005 and April 3, 2004, the Company recorded amortization expense for intangible assets of $1.2 million and $1.0 million, respectively. The Company recorded $2.3 million and $2.0 million of amortization expense for intangible assets for the six months ended April 2, 2005 and April 3, 2004, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense

2005	$4,978
2006	4,926
2007	4,346
2008	4,150
2009	3,859
2010	3,338

NOTE F - Acquisitions

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

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,936
Fixed assets	1,817
Deferred taxes	2,924
Other assets	2,793
Identifiable intangible assets	13,672
Goodwill	32,194
Total assets acquired	58,336

Accounts payable	4,742
Deferred product revenues	732
Deferred maintenance revenues	3,344
Deferred professional services	963
Deferred tax liabilities	5,291
Other liabilities	180
Total liabilities assumed	15,252

Net assets acquired	$43,084

The preceding table reflects the payment of approximately $1.5 million in transaction costs related to the AD OPT acquisition.

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

	Three Months Ended		Six Months Ended
Unaudited	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Total revenues	$120,621	$113,402	$242,751	$220,652
Net income	11,223	8,583	22,692	17,845
Earnings per share – basic	0.35	0.28	0.71	0.58
Earnings per share – diluted	0.34	0.27	0.69	0.56

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

During the three month period ended April 2, 2005, the Company completed the acquisition of certain assets of Nextime, Inc. (“Nextime”), the former Tennessee-based Kronos reseller. The aggregate consideration paid, including the liabilities assumed, was approximately $15.7 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $5.2 million and $9.1 million, respectively. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by September 30, 2005. The results of Nextime’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since that date. Nextime was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

As a result of the AD OPT and 3i Systems acquisitions, the Company has begun to provide customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. These provisions expire during fiscal 2005 through 2009. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of April 2, 2005, the Company has the obligation to pay $3.5 million in guaranteed payments. These payments will be made at various dates through fiscal 2006. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. During the three months ended April 2, 2005, there were $80,000 of contingent payments earned, all of which was recorded as compensation expense. During the six months ended April 2, 2005 there were $207,000 of contingent payments earned of which $108,000 were recorded as goodwill.

The remainder was recorded as compensation expense. There were $38,000 of contingent payments earned during the three months ended April 3, 2004, all of which was recorded as compensation expense. During the six months ended April 3, 2004, there were $76,000 of contingent payments earned, all of which was recorded as compensation expense.

NOTE G - Comprehensive Income

For the three and six months ended April 2, 2005 and April 3, 2004, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Comprehensive income:

Net income	$11,223	$9,620	$21,881	$17,032

Cumulative translation adjustment	(541)	(8)	200	991

Unrealized loss on available-for-sale securities	(416)	(27)	(808)	(246)

Total comprehensive income	$10,266	$9,585	$21,273	$17,777

NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004

Net income	$11,223	$9,620	$21,881	$17,032

Weighted-average shares	31,910,961	30,992,982	31,741,255	30,841,312

Effect of dilutive securities:

Employee stock options	924,913	1,032,600	975,469	1,113,038

Adjusted weighted-average shares And assumed conversions	32,835,874	32,025,582	32,716,724	31,954,350

Basic earnings per share	$0.35	$0.31	$0.69	$0.55

Diluted earnings per share	$0.34	$0.30	$0.67	$0.53

NOTE I - New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company will adopt Statement 123(R) on October 1, 2005, the beginning of its 2006 fiscal year.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to the consolidated financial statements. The Company currently uses the Black-Scholes option pricing model for the valuation of options under Statement 123. The Company is currently assessing valuation model options to be used under Statement 123(R) and has not yet determined which valuation model to apply to new option grants after the adoption of Statement 123(R). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.7 million, $9.1 million, and $9.2 million in fiscal 2004, 2003 and 2002, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to product and service revenues, revenue growth rates, gross margin, operating expenses, earnings per share, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

We were successful in increasing our revenues in the three month period ended April 2, 2005, as compared to the same period in the prior year. While we believe that the current economic environment is improving, certain factors such as the continuing lag in job creation in the current economic recovery, the sustainability of the economic recovery, as well as the diversion of resources towards compliance with new regulatory requirements on internal controls may result in many customers deferring or reducing their technology purchases in the future.

Total revenue for the three and six month periods ended April 2, 2005 increased 12% and 15%, respectively, over the comparable periods of the prior year. Growth in our maintenance and professional services revenues (19% and 17%, respectively in the three month period and 14% and 11% in the six month period) were significant factors in the revenue growth, as was continued growth in our product revenue (3% in the three month period and 18% in the six month period).

Net income for the three month period ended April 2, 2005 increased 17% to $11.2 million from $9.6 million for the same period last year, with earnings per share increasing to $0.34 from $0.30 per diluted share as compared to the same period last year. Net income for the six month period ended April 2, 2005 increased 28% to $21.9 million from $17.0 million for the same period last year. Net income growth for the three and six month periods ended April 2, 2005 was primarily the result of continued growth in revenues, as well as continued corporate-wide efforts to contain costs. We currently anticipate operating expenses to increase as a percentage of total revenues for the remainder of the fiscal year, due to anticipated increased spending related to the April go-live of our new information systems (related to a decrease in capitalization of certain costs associated with the project, as well as the commencement of amortization expense related to the previously capitalized software costs), as well as costs related to the next phase of the implementation of the new systems.

Regarding expectations for the remainder of the current fiscal year, we presently anticipate that year-over-year revenue growth for the third quarter and for the entire fiscal 2005, including revenues from customers obtained in the acquisition of businesses, will range between 11% - 15% and 14% - 16%, respectively, with earnings per diluted share in the range of $0.36 - $0.38 for the third quarter and $1.56 - $1.64 for the entire fiscal 2005.

The SEC recently concluded that the Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for annual periods beginning after June 15, 2005. The new accounting pronouncement will be effective for Kronos in the first quarter of fiscal 2006. The impact of adopting Statement 123R will reduce our net income. We have not yet determined the magnitude of the impact of adopting Statement 123R.

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

Revenue Recognition – We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as indirect channel customers, which include Automatic Data Processing, Inc., or ADP, and other independent resellers. Substantially all of our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;
•	Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;
•	Collectibility is probable; and
•	Vendor-specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

Revenues from professional services are generally recognized based on vendor-specific objective evidence of fair value when:

•	A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;
•	The professional services have been delivered;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and
•	Collectibility is probable.

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

As a result of the AD OPT and 3i Systems acquisitions, we have begun to provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues.

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

Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit that houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2004 we completed the annual testing of the impairment of goodwill, and as a result of these tests, we concluded that no impairment of goodwill existed as of July 4, 2004, the annual goodwill impairment measurement date for fiscal 2004.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the six months ended April 2, 2005.

Capitalization of Software Development Costs - Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $12.9 million in costs associated with the replacement of information technology systems since the start of the project.

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

Total Revenues (dollars in thousands):

Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Total revenues	$120,621	$107,979	12%	$238,897	$207,652	15%

The principal factors driving revenue growth in the three month period ended April 2, 2005 were increased demand for our maintenance and professional services solutions, and to a lesser extent, increase in demand for our software products from new and existing customers, as well as revenues from acquired businesses. Revenue growth in the three month period ended April 2, 2005 was impacted by a decrease in revenues generated by our core business. This decrease is primarily the result of delayed orders from our reseller channels. Also contributing to the decrease was the effect of the reorganization of our sales force announced during the three month period ended September 30, 2004, and completed during the three month period ended January 1, 2005. The principal factors driving revenue growth in the six month period ended April 2, 2005 were increased demand for our software and hardware products and an increased demand for our professional and maintenance services. Also contributing to overall growth in revenues, to a lesser extent, were revenues from acquired businesses.

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Revenues from acquired businesses*	$6,644	$2,812	$9,375	$5,119
Percentage of total revenues	5.5%	2.6%	3.9%	2.5%

* Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Product revenues	$46,317	$44,966	3%	$99,583	$84,106	18%
Product revenues as a percent of total revenues	38%	42%	---	42%	41%	---

The product revenue growth in the three month period ended April 2, 2005 was primarily the result of an increase in product revenues attributable to acquired businesses. Product revenues in the three month period ended April 2, 2005 from our core business decreased as compared to the same period in the prior year. This decrease was primarily the result of delayed orders from our reseller channels. Also contributing to the decrease was the effect of the reorganization of our sales force announced during the three month period ended September 30, 2004, and completed during the three month period ended January 1, 2005. Although product revenues from core business decreased as a result of those factors discussed above, we continue to see strong demand for our products and expect product revenues to increase, as compared to the same periods in the prior year, during the remainder of the fiscal year. The product revenue growth in the six month period ended April 2, 2005 was primarily the result of an increase in demand for our Workforce Central® suite and related software modules, as well as our Kronos 4500™ Terminal. Also contributing to the growth in product revenues, to a lesser extent, are product revenues attributable to acquired businesses. These increases in both the three and six month periods, were partially offset by decreases in sales volume associated with our legacy software solutions and data collection terminals.

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Product revenues from acquired businesses	$3,215	$271	$4,794	$316
Percentage of product revenues	6.9%	0.6%	4.8%	0.4%

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Maintenance revenues	$42,451	$35,802	19%	$81,119	$71,148	14%
Maintenance revenues as a percent of total revenues	35%	33%	---	34%	34%	---

The increase in maintenance revenues in the three and six month periods ended April 2, 2005 was principally the result of expansion of our installed base of software solutions, and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of capacity upgrade licenses and add-on modules to existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased value in the product resulting from the additional capacity or modules. The maintenance value is typically based on the related product’s value. Maintenance revenues in the three month period ended April 2, 2005 were also positively impacted, although to a lesser extent, by an increase in maintenance revenues associated with acquired businesses. The higher proportion of maintenance revenues to total revenues in the three month period ended April 2, 2005 was primarily due to the decreased proportion of product revenue.

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Maintenance revenues from acquired businesses	$2,420	$1,489	$3,072	$3,018
Percentage of maintenance revenues	5.7%	4.2%	3.8%	4.2%

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Professional services revenues	$31,853	$27,211	17%	$58,195	$52,398	11%
Professional services revenues as a percent of total revenues	26%	25%	---	24%	25%	---

There has been an increase in customer demand for professional services in the three and six month periods ended April 2, 2005, as compared to the same period in the prior year, primarily due to an increase in the level of professional services accompanying sales to our customers. The increase in demand is primarily due to an expansion of our complementary product offerings, as well as an expansion of our professional consulting and value-added professional services offerings. The growth in professional services in the three and six month periods ended April 2, 2005 was principally due to an increase in the capacity to deliver professional services, as well as an increase in the utilization rate experienced by the services organization

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Professional services revenues from acquired businesses	$1,009	$1,052	$1,509	$1,785
Percentage of professional services revenues	3.2%	3.9%	2.6%	3.4%

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

Gross Profit/Gross Margin (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Product gross profit	$34,666	$34,454	1%	$76,559	$63,894	20%
Service gross profit	37,202	29,710	25%	67,520	58,198	16%
Total gross profit	$71,868	$64,164	12%	$144,079	$122,092	18%
Product gross margin	75%	77%	---	77%	76%	---
Service gross margin	50%	47%	---	48%	47%	---
Total gross margin	60%	59%	---	60%	59%	---

Total gross margin for the three and six month periods ended April 2, 2005 increased to 60% from 59% in the comparable periods in the prior year. The increase in total gross margin for the three month period was the result of an increase in the services gross margin during that period as compared to the same period in the prior year, partially offset by a decrease in product gross margin. The increase in total gross margin for the six month period ended April 2, 2005 was the result of a higher content of product revenues, which typically generate higher gross margins than service revenues, and an increase in both product gross margin and service gross margin. We anticipate total gross margin to increase in the third quarter and the remainder of fiscal 2005 as compared to the prior year principally as a result of our expectation of a favorable mix of product revenues, resulting in a higher proportion of product revenues as compared to services revenues.

Product gross margin decreased in the three month period ended April 2, 2005 principally due to an unfavorable product mix during the period, which resulted in a higher proportion of product revenues from our customized and HRMS software products which generate lower gross margins than other software products. Product gross margin increased in the six month period ended April 2, 2005 primarily due to a favorable product mix during the period, which resulted in a higher proportion of product revenues from hardware and software as compared to revenues generated by sales of third party products for resale. Product revenues from hardware and software, which typically generate a higher gross margin than sales of third-party product for resale, were a greater proportion of total product revenues in the six month period ended April 2, 2005 as compared to the comparable period in the prior year (94.2% and 93.0% for the six month periods ended April 2, 2005 and April 3, 2004, respectively). This was partially offset by the unfavorable product mix during the period, which resulted in a higher proportion of product revenues from certain software products which generate lower gross margins than other software products.

Service gross margin in the three and six month periods ended April 2, 2005 increased as compared to service gross margin in the same period in the prior year. The primary factors for this increase are an increase in the utilization rate and productivity experienced by the services organization in the three and six month periods ended April 2, 2005 resulting from more effective management of the services organization as well as our expanding use of more efficient implementation methodologies, such as remote services. Although we expect to see a higher proportion of professional services revenues as compared to maintenance revenues for the remainder of the fiscal year, the resulting impact on services gross margin (professional services result in a lower gross margin than maintenance services) will be offset by an increase in productivity that results from more effective management of the workforce and our expanding use of more efficient implementation methodologies, such as remote services.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Net operating expenses	$54,772	$50,318	9%	$111,263	$96,861	15%
Net operating expenses as a % of total revenues	45%	47%	---	47%	47%	---

The increase in total net operating expenses for the three and six month periods ended April 2, 2005 was principally attributable to investments in personnel and related compensation and overhead costs in response to increased customer demand and to support the development of new products (approximately $5.1 million and $13.6 million for the three and six month periods respectively). The increase in personnel and related compensation and overhead costs in the three month period was partially offset by a decrease in spending related to consulting services, training and other costs associated with the replacement of information technology systems (approximately $0.3 million) and a decrease in certain professional services fees (approximately $0.6 million). The increase in total net operating expenses for the six month period ended April 2, 2005 was also due to an increase in professional services fees (approximately $0.5 million).

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Sales and marketing expenses	$34,616	$32,344	7%	$70,478	$63,364	11%
Sales and marketing expenses as a % of total revenues	29%	30%	---	30%	31%	---

The increase in sales and marketing expense for the three and six month periods ended April 2, 2005 was primarily attributable to personnel and related compensation and overhead costs associated with higher sales volume and support costs to add new customers and to maximize the penetration of existing customer accounts (approximately $2.2 million and $6.4 million in the three and six month periods, respectively). In addition, an increase in professional services and consulting fees also contributed to the increase in the six month period ended April 2, 2005 (approximately $0.9 million). The decrease in sales and marketing expense as a percentage of total revenues for the three and six month periods ended April 2, 2005 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes.

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Month Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Total Engineering, research and development spending	$16,001	$14,126	13%	$32,054	$26,916	19%
Capitalized software development costs	(3,974)	(3,353)	19%	(7,238)	(6,468)	12%
Engineering, research and development expenses	$12,027	$10,773	12%	$24,816	$20,448	21%
Engineering, research and development expenses as a % of total revenues	10%	10%	---	10%	10%	---

The increase in engineering, research and development spending for the three and six month periods ended April 2, 2005 was primarily attributable to continued investment in engineering personnel and their compensation-related expenses (approximately $1.3 million and $4.3 million in the three and six month periods, respectively). This increase is the result of the continued development and support of new products. The significant product development efforts in the first three and six months of fiscal 2005 were principally related to further development and enhancement of the Workforce Central suite, including scheduling, activities and workflow modules as well as Workforce HR™, Workforce Payroll™ and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
General and administrative expenses	$8,546	$8,053	6%	$16,992	$14,412	18%
General and administrative expenses as a % of total revenues	7%	7%	---	7%	7%	---

The increase in general and administrative expenses in the three and six month periods ended April 2, 2005 was primarily due to investment in personnel and related compensation and support costs required for the continued support of our growing operations (approximately $1.6 million and $2.9 million for the three and six month periods respectively). These increases in the three month period ended April 2, 2005 in personnel related costs were partially offset by a decrease in expenses related to consulting services, training and other costs associated with the replacement of information technology systems (approximately $0.3 million) and a decrease in professional services fees (approximately $0.6 million). The increases in the six month period were partially offset by a decrease in professional services fees (approximately $0.4 million). We expect general and administrative expenses to increase significantly in the third quarter of fiscal 2005 due to increased expenses related to the completion of the first phase of the implementation of our new information technology systems in April 2005, as well as expenses related to commencement of the second phase of the implementation during the third quarter of fiscal 2005. These increases are specifically related to a decrease in capitalization of certain costs associated with the project, as well as the commencement of amortization expense related to the previously capitalized software costs.

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Amortization of intangible assets	$1,194	$1,001	19%	$2,290	$2,008	14%
Amortization of intangible assets as a % of total revenues	1%	1%	---	1%	1%	---
Other income, net	$1,611	$1,853	(13%)	$3,313	$3,371	(2%)
Other income, net as a % of total revenues	1%	2%	---	1%	2%	---

The increase in amortization of intangible assets in the three and six month period ended April 2, 2005, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions which were completed during the last twelve months.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 34.4% for the three month period ended April 2, 2005 and 33.3% for the six month period ended April 2, 2005. For the comparable periods in the prior fiscal year, the provision for income taxes as a percentage of pre-tax income was 30.5% and 32.5% for the three and six month periods, respectively. The provision for income taxes for the three and six month periods ended April 3, 2004 was favorably impacted as a result of the completion of certain tax audits during the three month period ended April 3, 2004. The provision for income taxes for the three and six month periods ended April 2, 2005 was favorably impacted as a result of the retroactive reinstatement of legislation related to certain research and development tax credits as well as the impact on certain research and development tax credits related to the Ad Opt acquisition completed during the three month period ended January 1, 2005. We currently anticipate that the income tax rate will approximate 34% for the remainder of the fiscal year.

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

Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt Statement 123(R) on October 1, 2005, the beginning of our 2006 fiscal year.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.7 million, $9.1 million, and $9.2 million in fiscal 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	April 2, 2005	September 30, 2004	Percent Change
Cash, cash equivalents and marketable securities (including short and long-term)	$159,753	$189,142	(16%)
Working capital	$10,026	$10,144	(1%)

The decrease in cash, cash equivalents and marketable securities is primarily due to cash paid for acquired businesses during the six month period ended April 2, 2005, partially offset by cash generated from operations. The decrease in working capital is primarily due to a decrease in cash, cash equivalents and short-term marketable securities. A portion of our cash reserves is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Cash provided by operations	$20,392	$11,905	71%	$36,047	$26,742	35%
Cash used for property, plant and equipment	$8,526	$3,012	183%	$14,853	$6,031	146%
Cash used for acquisitions of businesses	$9,814	$1,811	442%	$52,488	$3,144	*
Increase (Decrease) in marketable securities	$9,109	$11,852	(23%)	($17,129)	$24,601	(170%)
Net proceeds from exercise of stock options and employee stock purchase plans	$10,794	$7,747	39%	$18,584	$13,440	38%
Repurchases of common stock	$6,564	$6,028	9%	$10,398	6,028	72%

* Not meaningful

The increase in cash provided by operations in the three and six month periods ended April 2, 2005 was principally attributable to an increased rate of cash collected from accounts receivable, an increase in net income, a net increase in the deferred income taxes payable, and an increase in the tax benefit from the exercise of stock options. These are partially offset by an increase in cash used for the payment of certain vendor and compensation related payments.

Our use of cash for property, plant and equipment in the three and six month periods ended April 2, 2005 includes investments in information systems and infrastructure to improve and support our expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2005 in conjunction with the replacement of our information technology systems. To date, we have invested approximately $13.8 million (excluding internal personnel related costs) related to the replacement of our information technology systems of which $9.6 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel related costs) to range between $20.0 million and $22.0 million through the end of fiscal 2006. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisitions of AD OPT Technologies, Inc. on November 18, 2004 and Nextime, Inc. on February 28, 2005. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
Shares of common stock repurchased	133,200	175,500	(24%)	211,594	175,500	21%
Cost of shares of common stock repurchased	$6,564	$6,028	9%	$10,398	$6,028	72%

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

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years

Operating lease obligations	$46,351	$10,884	$16,141	$9,122	$10,204
Guaranteed payment obligations	3,526	2,292	1,234	---	---
Total	$49,877	$13,176	$17,375	$9,122	$10,204

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

Potential Fluctuations in Results. Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effect on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with new regulatory requirements on internal controls, mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us in the human resources and payroll market, market acceptance of new products, competitive pricing pressure and costs associated with the transition related to the replacement of our information technology systems. We completed the first phase of the implementation in April 2005, and therefore we will be incurring certain costs going forward which were not incurred prior to completion of this first phase (i.e. amortization and depreciation related costs). We currently anticipate completing the transition to our new information technology systems during fiscal 2005 and 2006. We may experience some short-term erosion to our productivity resulting from duplicate data entry, troubleshooting and mitigation of any issues related to the rollout of these systems as well as increased costs related to the completion of the implementation. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

Integration of Acquired Businesses.    As part of our overall growth strategy, we acquire from time to time resellers of our products and, in certain instances, complementary business lines. Even if we are successful in identifying and acquiring businesses strategic to us, these acquisition activities involve a number of risks, including:

• We may find the acquired business does not further our business strategy, that we overpaid for the company or the economic assumptions underlying our acquisition decision have changed or were not accurate;

• Difficulties integrating the acquired companies’ products and services and customer base with our existing product and service offerings;

• Difficulties integrating the operations, technology and personnel of an acquired company, or retaining the key personnel of the acquired company critical to its continued operation and success;

• Disruption of our ongoing business and diversion of management’s attention by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•  Difficulties maintaining uniform standards, controls, procedures and policies across locations and businesses;

•  Litigation by terminated employees or third parties; and

•  Problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property matters.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In the first six months of fiscal 2005, approximately 9% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2004 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at April 2, 2005, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at April 2, 2005, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 2, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the following table, we provide information about our purchases during the quarter ended April 2, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs

01/02/05 – 02/02/05	97,200	$48.86	97,200	262,778
02/03/05 – 03/03/05	-	-	-	262,778
03/04/05 – 04/02/05	36,000	$50.43	36,000	226,778
Total:	133,200	$49.28	133,200	226,778

(1) We repurchased an aggregate of 133,200 shares of our common stock pursuant to the repurchase program that we publicly announced on May 13, 2003 (the “Program”).

(2) Our board of directors approved the repurchase by us of up to an aggregate of 750,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The 2005 Annual Meeting of Stockholders of Kronos Incorporated was held on February 10, 2005.

(b)

At the Annual Meeting, Messrs. D. Bradley McWilliams and Lawrence J. Portner were elected as Class I Directors for three-year terms expiring in 2008. In addition, the Directors whose terms of office continue after the meeting are three Class II Directors: Messrs. Mark S. Ain, W. Patrick Decker and David B. Kiser, and two Class III Directors: Messrs. Richard J. Dumler and Samuel Rubinovitz. The tabulation was as follows:

	FOR	WITHHELD
D. Bradley McWilliams	29,451,497	817,912
Lawrence J. Portner	28,818,903	1,450,506

(c)	The amended and restated 2002 Stock Incentive Plan was approved as follows:

FOR	AGAINST	ABSTAIN/BROKER NON-VOTE
24,904,653	2,787,064	2,577,692

(d)	The ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the 2005 fiscal year was approved as follows:

FOR	AGAINST	ABSTAIN/BROKER NON-VOTE
29,964,081	289,357	15,971

Item 5. Other Information

None

Item 6.   Exhibits

10.1	Kronos Incorporated 2002 Stock Incentive Plan, as amended.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
32.1	Certificate by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRONOS INCORPORATED

May 12, 2005	By	/s/ Paul A. Lacy
Paul A. Lacy
Executive Vice President,
Chief Financial and Administrative Officer
(Duly Authorized Officer and
Principal Financial Officer)

KRONOS INCORPORATED
EXHIBIT INDEX

Exhibit Number	Description
10.1	Kronos Incorporated 2002 Stock Incentive Plan, as amended.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
32.1	Certificate by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.