Form 10-Q
period 2005-07-02
KRONOS INC
filed 2005-08-11
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of July 30, 2005, 31,712,437 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net revenues:
Product	$53,366	$50,941	$152,949	$135,047
Maintenance	43,780	36,630	124,899	107,778
Professional services	32,845	27,129	91,040	79,527

	129,991	114,700	368,888	322,352
Cost of sales:
Costs of product	11,988	10,802	35,012	31,014
Costs of maintenance and professional services	38,213	34,157	110,007	99,505

	50,201	44,959	145,019	130,519

Gross profit	79,790	69,741	223,869	191,833
Operating expenses and other income:
Sales and marketing	36,547	33,627	107,025	96,991
Engineering, research and development	12,707	11,028	37,523	31,476
General and administrative	11,590	7,943	28,582	22,355
Amortization of intangible assets	1,160	1,003	3,450	3,011
Other income, net	(1,119)	(973)	(4,432)	(4,344)

	60,885	52,628	172,148	149,489
Income before income taxes	18,905	17,113	51,721	42,344
Provision for income taxes	6,276	5,958	17,211	14,157

Net income	$12,629	$11,155	$34,510	$28,187

Net income per common share:
Basic	$0.39	$0.36	$1.08	$0.91

Diluted	$0.39	$0.35	$1.06	$0.88

Weighted-average common shares outstanding:
Basic	31,985,327	31,109,965	31,822,612	30,930,863

Diluted	32,583,532	32,050,336	32,672,326	31,986,345

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	July 2, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$41,570	$45,877
Marketable securities	48,105	45,260
Accounts receivable, less allowances of $9,453
at July 2, 2005 and $9,143 at September 30, 2004	110,911	91,973
Deferred income taxes	9,047	8,951
Other current assets	26,248	22,778

Total current assets	235,881	214,839
Marketable securities	65,818	98,005
Property, plant and equipment, net	55,688	43,832
Intangible assets	35,616	20,697
Goodwill	122,191	81,154
Capitalized software, net	23,406	22,871
Other assets	19,694	24,432

Total assets	$558,294	$505,830

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,260	$9,988
Accrued compensation	42,309	39,962
Accrued expenses and other current liabilities	20,734	17,376
Deferred product revenues	4,186	9,844
Deferred professional service revenues	34,974	40,525
Deferred maintenance revenues	101,231	87,000

Total current liabilities	213,694	204,695
Deferred maintenance revenues	5,755	7,251
Deferred income taxes	17,664	12,000
Other liabilities	5,616	2,824
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,787,297 and
31,335,340 shares issued at July 2, 2005 and September 30, 2004, respectively	318	312
Additional paid-in capital	57,240	54,113
Retained earnings	258,601	224,091
Accumulated other comprehensive income:
Foreign currency translation	(71)	653
Net unrealized loss on available-for-sale investments	(523)	(109)

	(594)	544
Total shareholders' equity	315,565	279,060

Total liabilities and shareholders' equity	$558,294	$505,830

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Nine Months Ended
	July 2, 2005	July 3, 2004
Operating activities:
Net income	$34,510	$28,187
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	10,287	8,767
Amortization of intangible assets	3,634	3,008
Amortization of capitalized software	10,431	9,774
Provision for deferred income taxes	220	1,920
Changes in certain operating assets and liabilities:
Accounts receivable, net	(4,943)	(5,558)
Deferred product revenues	(6,340)	3,850
Deferred professional service revenues	(10,093)	(2,212)
Deferred maintenance revenues	8,379	2,616
Accounts payable, accrued compensation
and other liabilities	(770)	2,060
Taxes payable	2,598	(4,221)
Other	(1,323)	(814)
Tax benefit from exercise of stock options	11,235	8,667

Net cash and equivalents provided by operating activities	57,825	56,044
Investing activities:
Purchase of property, plant and equipment	(20,325)	(10,135)
Capitalized internal software development costs	(10,966)	(9,751)
Decrease (increase) in marketable securities	29,342	(29,465)
Acquisitions of businesses and assets, net of cash acquired	(52,433)	(4,576)

Net cash and equivalents used in investing activities	(54,382)	(53,927)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	19,298	17,757
Repurchase of common stock	(27,392)	(13,788)

Net cash and equivalents provided by financing activities	(8,094)	3,969
Effect of exchange rate changes on cash and equivalents	344	796

Increase in cash and equivalents	(4,307)	6,882
Cash and equivalents at the beginning of the period	45,877	42,509

Cash and equivalents at the end of the period	$41,570	$49,391

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2004. The results of operations for the nine months ended July 2, 2005 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified certain support services that are billed on a time and materials basis out of professional services revenues and into maintenance services revenues. These reclassified support services relate to support services charged on a time and materials basis for customers not on maintenance support contracts. This resulted in a reclassification of approximately $1.2 million and $3.6 million for the three and nine month periods ended July 3, 2004, respectively. The Company also reclassified certain amounts which do not represent trade accounts receivables, out of accounts receivable and into other current assets. This resulted in a reclassification of approximately $1.3 million for the balance sheet as of September 30, 2004.

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

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$12,629	$11,155	$34,510	$28,187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,094)	(2,411)	(8,692)	(7,004)

Pro forma net income	$9,535	$8,744	$25,818	$21,183

Earnings per share:
Basic—as reported	$0.39	$0.36	$1.08	$0.91
Basic—pro forma	$0.30	$0.28	$0.81	$0.68

Diluted—as reported	$0.39	$0.35	$1.06	$0.88
Diluted—pro forma	$0.29	$0.27	$0.79	$0.66

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of Statement No. 123. Please refer to Note I for additional information.

NOTE D - Other Current Assets

Other current assets consists of the following (in thousands):

	July 2, 2005	September 30, 2004

Inventory	$7,328	$6,199
Prepaid expenses	18,920	16,579
Total	$26,248	$22,778

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands). Due to the relative size and timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of July 2, 2005:

Intangible assets:
Customer related	10.1	$31,871	$13,403	$18,468

Maintenance relationships	12.0	11,380	2,586	8,794

Technology	10.0	7,606	476	7,130

Non-compete agreements	3.9	4,958	3,734	1,224

Total intangible assets		$55,815	$20,199	$35,616

As of September 30, 2004:

Intangible assets:
Customer related	9.9	$23,212	$11,531	$11,681

Maintenance relationships	12.0	9,492	1,941	7,551

Non-compete agreements	3.9	4,403	2,938	1,465

Total intangible assets		$37,107	$16,410	$20,697

For the three months ended July 2, 2005 and July 3, 2004, the amount of goodwill acquired is $.3 million and $1.3 million, respectively. The amount of goodwill acquired during the nine months ended July 2, 2005 and July 3, 2004 is $41.0 million and $3.6 million respectively.

For the three months ended July 2, 2005 and July 3, 2004, the Company recorded amortization expense for intangible assets of $1.3 million and $1.0 million, respectively. The Company recorded $3.6 million and $3.0 million of amortization expense for intangible assets for the nine months ended July 2, 2005 and July 3, 2004, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense

2005	$4,941
2006	4,886
2007	4,307
2008	4,114
2009	3,828
2010	3,308

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

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,936
Fixed assets	1,817
Deferred taxes	2,924
Other assets	2,793
Identifiable intangible assets	13,672
Goodwill	32,221
Total assets acquired	58,363

Accounts payable	4,742
Deferred product revenues	732
Deferred maintenance revenues	3,344
Deferred professional services	963
Deferred tax liabilities	5,291
Other liabilities	180
Total liabilities assumed	15,252

Net assets acquired	$43,111

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

	Three Months Ended		Nine Months Ended
Unaudited	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Total revenues	$129,991	$119,067	$372,742	$338,356
Net income	12,629	11,293	35,321	29,398
Earnings per share – basic	$0.39	$0.36	$1.11	$0.95
Earnings per share – diluted	$0.39	$0.35	$1.08	$0.92

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

During the three month period ended April 2, 2005, the Company completed the acquisition of certain assets of Nextime, Inc. (“Nextime”), the former Tennessee-based Kronos reseller. The aggregate consideration paid, including the liabilities assumed, was approximately $15.7 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $5.2 million and $9.9 million, respectively. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by September 30, 2005. The results of Nextime’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since that date. Nextime was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

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

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of July 2, 2005, the Company has the obligation to pay $3.4 million in guaranteed payments. These payments will be made at various dates through fiscal 2006. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2005, 2006 and 2009. During the three months ended July 2, 2005, there were no contingent payments earned. During the nine months ended July 2, 2005 there were $207,000 of contingent payments earned of which $108,000 were recorded as goodwill. The remainder was recorded as compensation expense. There were no contingent payments earned during the three months ended July 3, 2004. During the nine months ended July 3, 2004, there were $0.1 million of contingent payments earned, all of which was recorded as compensation expense.

NOTE G - Comprehensive Income

For the three and nine months ended July 2, 2005 and July 3, 2004, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Comprehensive income:
Net income	$12,629	$11,155	$34,510	$28,187
Cumulative translation adjustment	(924)	(494)	(724)	497
Unrealized gain (loss) on available-for-sales securities	394	(432)	(414)	(678)

Total comprehensive income	$12,099	$10,229	$33,372	$28,006

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$12,629	$11,155	$34,510	$28,187

Weighted-average shares	31,985,327	31,109,965	31,822,612	30,930,863
Effect of dilutive securities:
Employee stock options	598,205	940,371	849,714	1,055,482

Adjusted weighted-average shares and assumed conversions	32,583,532	32,050,336	32,672,326	31,986,345

Basic earnings per share	$0.39	$0.36	$1.08	$0.91

Diluted earnings per share	$0.39	$0.35	$1.06	$0.88

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, revenue growth rates, gross margin, operating expenses, earnings per share, future acquisitions, capital expenditures, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Total revenue for the three and nine month periods ended July 2, 2005 increased 13% and 14%, respectively, over the comparable periods of the prior year. The growth in our revenues was attributable to revenues from acquired businesses as well as moderate growth in revenues from our core business. Growth in our maintenance and professional services revenues (20% and 21%, respectively in the three month period and 16% and 14% in the nine month period) were significant factors in the revenue growth, as was continued growth in our product revenue (5% in the three month period and 13% in the nine month period).

Net income for the three month period ended July 2, 2005 increased 13% to $12.6 million from $11.2 million for the same period last year, with earnings per share increasing to $0.39 from $0.35 per diluted share as compared to the same period last year. Net income for the nine month period ended July 2, 2005 increased 22% to $34.5 million from $28.2 million for the same period last year. Net income growth for the three and nine month periods ended July 2, 2005 was primarily the result of continued growth in revenues, partially offset by an increase in operating expenses related to costs associated with our new information technology system implementation and Sarbanes-Oxley-related audit and consulting fees. We currently anticipate operating expenses to decrease as a percentage of total revenues during the fourth fiscal quarter, primarily due to the higher revenue levels expected in the fourth quarter.

Regarding expectations for the remainder of the current fiscal year, we presently anticipate that year-over-year revenue growth for the fourth quarter and for the entire fiscal 2005, including revenues from customers obtained in the acquisition of businesses, will range between 12% - 16% and 14% - 15%, respectively, with earnings per diluted share in the range of $0.54 - $0.59 for the fourth quarter and $1.60 - $1.65 for the entire fiscal 2005.

The SEC recently concluded that the Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, will be effective for public companies for annual periods beginning after June 15, 2005. The new accounting pronouncement will be effective for Kronos in the first quarter of fiscal 2006. The impact of adopting Statement 123R will reduce our net income. The magnitude of the impact of adopting Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to the consolidated financial statements.

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

As part of an arrangement, end-user customers typically purchase maintenance contracts as well as professional services from us. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are typically deemed to be non-essential to the functionality of the software and typically are for implementation planning, loading of software, installation of the data collection hardware, training, building simple interfaces, running test data, and assisting in the development and documentation of pay rules and best practices consulting.

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

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. For end-user customers, our typical payment terms include payments based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as training services included in the original arrangement, are ordinarily paid within one year of contract signing. Professional services are typically rendered on a buy-as-you-go basis such that the customer is invoiced for services on a monthly basis, in arrears. Professional services billings are generally due within 30 days of the invoice date. Our payment terms for indirect channel customers are less than 90 days and payments are typically due within 30 days of the invoice date.

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

Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, we apply a present value factor using annual interest rates ranging from 6% to 8%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

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

Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit that houses goodwill to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2004 we completed the annual testing of the impairment of goodwill, and as a result of these tests, we concluded that no impairment of goodwill existed as of July 4, 2004, the annual goodwill impairment measurement date for fiscal 2004.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the nine months ended July 2, 2005.

Capitalization of Software Development Costs - Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products. Costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $15.6 million in costs associated with the replacement of information technology systems since the start of the project.

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

Total Revenues (dollars in thousands):

Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Total revenues	$129,991	$114,700	13%	$368,888	$322,352	14%

The principal factors driving revenue growth in the three month period ended July 2, 2005 were revenues from acquired businesses and increased demand for our professional services and maintenance solutions. The principal factors driving revenue growth in the nine month period ended July 2, 2005 were increased demand for our maintenance and professional services, an increase in revenues from acquired businesses, and an increased demand for our software and hardware products. The increase in demand is principally related to continued innovation of our existing products, introduction of new products as well as the proven success of our implementation methodology.

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenues from acquired businesses*	$7,879	$806	$17,254	$5,925
Percentage of total revenues	6%	1%	5%	2%

* Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Product revenues	$53,366	$50,941	5%	$152,949	$135,047	13%
Product revenues as a percent of total revenues	41%	44%	---	41%	42%	---

The product revenue growth in the three month period ended July 2, 2005 was primarily the result of an increase in product revenues attributable to acquired businesses. Product revenues from our core business and product revenues as a percent of total revenues in the three month period ended July 2, 2005 decreased slightly as compared to the same period in the prior year. These decreases were primarily due to unusually high product revenues in the three month period ended July 3, 2004, which were the result of the release of Workforce Central® version 5. Substantially all of our product revenue in each quarter results from orders received in that quarter. Therefore product revenues are subject to quarterly fluctuations relative to sales volume and the proportion of total revenues, based on the timing of transactions. Although product revenues from core business decreased in this quarter, we continue to see strong demand for our products and expect product revenues to increase, as compared to the same periods in the prior year, during the remainder of the fiscal year. The product revenue growth in the nine month period ended July 2, 2005 was primarily the result of an increase in demand for our Workforce Central® suite and related software modules, as well as our Kronos 4500™ Terminal. Also contributing to the growth in product revenues are product revenues attributable to acquired businesses.

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Product revenues from acquired businesses	$3,176	$241	$7,970	$557
Percentage of product revenues	6%	--	5%	--

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Maintenance revenues	$43,780	$36,630	20%	$124,899	$107,778	16%
Maintenance revenues as a percent of total revenues	34%	32%	---	34%	33%	---

The increase in maintenance revenues in the three and nine month periods ended July 2, 2005 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of capacity upgrade licenses and add-on modules to existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased value in the product resulting from the additional capacity or modules. Revenue generated by a particular maintenance contract is typically based on the related product’s value. Maintenance revenues in the three and nine month periods ended July 2, 2005 were also positively impacted, although to a lesser extent, by an increase in maintenance revenues associated with acquired businesses. The higher proportion of maintenance revenues to total revenues in the three and nine month periods ended July 2, 2005 was primarily due to maintenance revenues growing at a faster rate than product revenues.

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Maintenance revenues from acquired businesses	$2,451	$380	$5,523	$3,398
Percentage of maintenance revenues	6%	1%	4%	3%

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Professional services revenues	$32,845	$27,129	21%	$91,040	$79,527	14%
Professional services revenues as a percent of total revenues	25%	24%	---	25%	25%	---

There has been an increase in customer demand for professional services in the three and nine month periods ended July 2, 2005, as compared to the same period in the prior year, primarily due to an increase in the level of professional services accompanying sales to our customers. The increase in demand is primarily due to an expansion of our complementary product offerings, as well as an expansion of our professional consulting and value-added professional services offerings. The growth in professional services in the three and nine month periods ended July 2, 2005 was principally due to an increase in the capacity to deliver professional services, as well as an increase in the utilization rate experienced by the services organization. In addition, professional services revenue growth in the three and nine month periods ended July 2, 2005 was also positively impacted by an increase in professional services revenues associated with acquired businesses.

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Professional services revenues from acquired businesses	$2,252	$185	$3,761	$1,970
Percentage of professional services revenues	7%	1%	4%	2%

Gross Profit. Gross profit is the net result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs and acquired technology, as well as the cost of royalties paid to third-parties for certain products. Service cost of sales primarily consists of salaries, facilities and related expenses for service personnel, as well as the cost of maintenance contracts paid to third-parties for certain products.

Gross Profit/Gross Margin (dollars in thousands) :

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Product gross profit	$41,378	$40,139	3%	$117,937	$104,033	13%
Service gross profit	38,412	29,602	30%	105,932	87,800	21%
Total gross profit	$79,790	$69,741	14%	$223,869	$191,833	17%
Product gross margin	78%	79%	---	77%	77%	---
Service gross margin	50%	46%	---	49%	47%	---
Total gross margin	61%	61%	---	61%	60%	---

Total gross margin for the three month period ended July 2, 2005 was consistent with the total gross margin for the comparable period in the prior year. Although service gross margin increased to 50% in the three month period ended July 2, 2005 from 46%, this increase was offset by a decrease in the product gross margin. Total gross margin for the nine month period ended July 2, 2005 increased to 61% from 60% in the comparable period in the prior year. The increase in total gross margin for the nine month period ended July 2, 2005 was the result of an increase in service gross margin. We anticipate total gross margin to increase in the fourth quarter, as compared to the prior year, principally as a result of our expectation of a higher proportion of product revenues as compared to services revenues.

Product gross margin decreased in the three month period ended July 2, 2005 principally due to an unfavorable product mix during the period, which resulted in a higher proportion of customized software products which generate lower gross margins than other software products. Product gross margin was also impacted by a higher proportion of product revenues from hardware and sales of third party products for resale, as compared to software sales. Product revenues from hardware and sales of third party products typically generate a lower gross margin than sales of software. Product gross margin was consistent in the nine month period ended July 2, 2005 as compared to the same period in the prior year. Although we experienced an overall favorable product mix during the nine month period, which resulted in a higher proportion of product revenues from hardware and software as compared to revenues generated by sales of third party products for resale, the positive impact of this mix was offset by a higher proportion of product revenue from our customized and HRMS software products, which generate lower gross margins than other software products.

Service gross margin in the three and nine month periods ended July 2, 2005 increased as compared to service gross margin in the same period in the prior year. The primary factors for this improvement in margin were an increase in the utilization rate and other productivity improvements experienced by the services organization in the three and nine month periods ended July 2, 2005. These improvements were the result of more effective management of the services organization as well as our expanding use of more efficient implementation methodologies, such as remote services. Although we expect to see a slightly higher proportion of professional services revenues as compared to maintenance revenues for the remainder of the fiscal year, the resulting impact on services gross margin (professional services result in a lower gross margin than maintenance services) will be offset by an increase in productivity that results from more effective management of the workforce and our expanding use of more efficient implementation methodologies, such as remote services.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Net operating expenses	$60,885	$52,628	16%	$172,148	$149,489	15%
Net operating expenses as a % of total revenues	47%	46%	---	47%	46%	---

The increase in total net operating expenses for the three and nine month periods ended July 2, 2005 was principally attributable to investments in personnel and related compensation and overhead costs in response to increased customer demand and to support the development of new products (approximately $4.5 million and $18.3 million for the three and nine month periods respectively). The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Sales and marketing expenses	$36,547	$33,627	9%	$107,025	$96,991	10%
Sales and marketing expenses as a % of total revenues	28%	29%	---	29%	30%	---

The increase in sales and marketing expense for the three and nine month periods ended July 2, 2005 was primarily attributable to personnel and related compensation, overhead and support costs associated with higher sales volume and support costs to add new customers and to maximize the penetration of existing customer accounts (approximately $1.6 million and $8.0 million in the three and nine month periods, respectively). An increase in spending related to marketing programs (approximately $0.8 million and $1.2 million in the three and nine month periods, respectively) also contributed to the increase in sales and marketing expenses for the three month period ended July 2, 2005, as did an increase in consulting and professional services fees (approximately $0.4 million and $1.1 million in the three and nine month periods, respectively). The decrease in sales and marketing expense as a percentage of total revenues for the three and nine month periods ended July 2, 2005 was primarily attributable to leveraging the investments in infrastructure to generate higher sales volumes.

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Total Engineering, research and development spending	$16,435	$14,311	15%	$48,489	$41,227	18%
Capitalized software development costs	(3,728)	(3,283)	14%	(10,966)	(9,751)	12%
Engineering, research and development expenses	$12,707	$11,028	15%	$37,523	$31,476	19%
Engineering, research and development expenses as a % of total revenues	10%	10%	---	10%	10%	---

The increase in engineering, research and development spending for the three and nine month periods ended July 2, 2005 was primarily attributable to continued investment in engineering personnel and their compensation, overhead and support costs (approximately $0.9 million and $5.4 million in the three and nine month periods, respectively). This increase was the result of the continued development of new products and the support of new and existing products. Also contributing to the increase in spending in the three month period ended July 2, 2005 was an increase in costs related to the use of outside consultants (approximately $0.2 million). The significant product development efforts in the first three and nine months of fiscal 2005 were principally related to further development and enhancement of the Workforce Central suite, including scheduling, activities and workflow modules as well as Workforce HR™, Workforce Payroll™ and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
General and administrative expenses	$11,590	$7,943	46%	$28,582	$22,355	28%
General and administrative expenses as a % of total revenues	9%	7%	---	8%	7%	---

The increase in general and administrative expenses in the three and nine month periods ended July 2, 2005 was primarily due to investment in personnel and related compensation, overhead and support costs required for the continued support of our growing operations, including costs associated with certain order management related functions that were reclassified from sales and marketing expenses to general and administrative expenses (approximately $2.0 million and $4.9 million for the three and nine month periods, respectively). Also contributing to the increase in general and administrative expenses in the three and nine month periods ended July 2, 2005 was an increase in costs related to the implementation of our new information technology system (approximately $0.3 million in the three month period), an increase in professional fees related to audit fees and Sarbanes-Oxley compliance efforts (approximately $0.4 million for the three and nine month periods), and an increase in bad debt provisions related to accounts receivable balances (approximately $0.5 million for the three and nine month periods). We expect general and administrative expenses to increase in the fourth quarter of fiscal 2005 due to expenses related to the commencement of the second phase of the implementation of our new information technology system.

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Amortization of intangible assets	$1,160	$1,003	16%	$3,450	$3,011	15%
Amortization of intangible assets as a % of total revenues	1%	1%	---	1%	1%	---
Other income, net	($1,119)	($973)	15%	($4,432)	($4,344)	2%
Other income, net as a % of total revenues	1%	1%	---	1%	1%	---

The increase in amortization of intangible assets in the three and nine month period ended July 2, 2005, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions which were completed during the last twelve months. The increase in other income, net in the three month period ended July 2, 2005 as compared to the same period in the prior year, is principally attributed to interest income earned on our cash and investment balances.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 33.2% for the three month period ended July 2, 2005 as compared to 34.8% for the comparable period in the prior year, and 33.3% for the nine month period ended July 2, 2005, as compared to 33.4% for the comparable period in the prior year. The provision for income taxes for the three month period ended July 2, 2005 compared to the prior year was favorably impacted as a result of certain research and development tax credits related to the Ad Opt operations. We currently anticipate that the income tax rate will approximate 33% for the remainder of the fiscal year.

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

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. To be more in line with competitive practices, effective April 2, 2005 we completed the change in our business process to a process in which our customers are billed in arrears for professional services as the services are delivered, rather than being billed in advance of service delivery. As a result of this business process change, we are anticipating that our cash flow from operations may be negatively impacted in the short term. However, we do believe that this practice will ultimately generate more service revenues.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	July 2, 2005	September 30, 2004	Percent Change
Cash, cash equivalents and marketable securities (including short and long-term)	$155,493	$189,142	(18%)
Working capital	$22,187	$10,144	119%

The decrease in cash, cash equivalents and marketable securities is primarily due to cash paid for acquired businesses, common stock repurchases, and property, plant and equipment during the nine month period ended July 2, 2005, partially offset by cash generated from operations. The increase in working capital is primarily due to an increase in accounts receivable. A portion of our cash reserves is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Cash provided by operations	$21,788	$29,302	(26%)	$57,825	$56,044	3%
Cash used for property, plant and equipment	$5,472	$4,104	33%	$20,325	$10,135	101%
Cash used for acquisitions of businesses	$55	$1,432	(96%)	$52,433	$4,576	*
Increase (Decrease) in marketable securities	$12,213	($4,864)	351%	$29,342	($29,465)	200%
Net proceeds from exercise of stock options and employee stock purchase plans	$714	$4,317	(83%)	$19,298	$17,757	9%
Repurchases of common stock	$16,994	$7,760	119%	$27,392	$13,788	99%

* Not meaningful

The decrease in cash provided by operations in the three month period ended July 2, 2005, as compared to the comparable period in the prior year, is primarily due to decreases in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered) and deferred product revenues (due to the recognition of revenue on certain customer arrangements) and an increase to accounts receivable (due to lost productivity resulting from the efforts related to the implementation of our new information technology systems). These factors were partially offset by an increase in net income and a decrease in the rate of growth in prepaid expenses, as compared to last year. The increase in cash provided by operations in the nine month period ended July 2, 2005 was principally attributable to an increase in net income, an increase in taxes payable, an increase in deferred maintenance revenues, and an increase in the tax benefit from the exercise of stock options, offset by a decrease in deferred product and professional services revenues.

Our use of cash for property, plant and equipment in the three and nine month periods ended July 2, 2005 includes investments in information systems and infrastructure to improve and support our expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2005 in conjunction with the replacement of our information technology systems. To date, we have invested approximately $16.4 million (excluding internal personnel related costs) related to the replacement of our information technology systems of which $11.7 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel related costs) to range between $21.0 million and $22.0 million through the end of fiscal 2006. Our use of cash for the acquisition of businesses in all periods presented was principally related to the acquisitions of AD OPT Technologies, Inc. on November 18, 2004 and Nextime, Inc. on February 28, 2005. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
Shares of common stock repurchased	394,802	215,500	83%	606,396	391,000	55%
Cost of shares of common stock repurchased	$16,994	$7,756	119%	$27,392	$13,784	99%

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

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years

Operating lease obligations	$46,701	$10,955	$15,812	$9,656	$10,278
Guaranteed payment obligations	3,453	2,219	1,234	---	---
Total	$50,154	$13,174	$17,046	$9,656	$10,278

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

Potential Fluctuations in Results. Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effect on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with new regulatory requirements on internal controls, mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us in the human resources and payroll market, market acceptance of new products, competitive pricing pressure and costs associated with the transition related to the replacement of our information technology systems. We completed the first phase of the implementation in April 2005, and therefore have begun incurring certain recurring costs which were not incurred prior to completion of this first phase (i.e. amortization and depreciation related costs). During the implementation of and transition to our new information technology systems we may experience some short-term erosion to our productivity resulting from duplicate data entry, troubleshooting and mitigation of any issues related to the rollout of these systems as well as increased costs related to the completion of the implementation, which may have an impact on our cash flows. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an OEM agreement. In the first nine months of fiscal 2005, approximately 9% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2004 for further discussion regarding marketable securities, foreign currency forward exchange contracts and capped call option arrangements. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at July 2, 2005, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at July 2, 2005, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 2, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

During the fiscal quarter ended July 2, 2005, the Company began using its new information technology systems in a live environment. As a result of, and in conjunction with, the implementation of the new systems, the

Company implemented certain new internal controls and modified others. The nature of these new or modified internal controls did not have a material impact on the Company’s financial reporting. No other change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the following table, we provide information about our purchases during the quarter ended July 2, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs

04/03/05 – 05/03/05	95,750	$48.77	95,750	131,028
05/04/05-06/04/05	193,000	$40.80	193,000	688,028
06/05/05-07/02/05	106,052	$41.96	106,052	581,976
Total:	394,802	$43.05	394,802	581,976

(1) We repurchased an aggregate of 394,802 shares of our common stock pursuant to the repurchase programs that we publicly announced on May 13, 2003 and May 13, 2005 (the “Programs”).

(2) Our board of directors approved the repurchase by us of up to an aggregate of 1,500,000 shares of our common stock pursuant to the Programs. All shares authorized for repurchase under the Program announced on May 13, 2003 have been repurchased. Unless terminated earlier by resolution of our board of directors, the Program announced on May 13, 2005 will expire when we have repurchased all shares authorized for repurchase thereunder.

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

KRONOS INCORPORATED

August 11, 2005	By	__/s/ Paul A. Lacy____________
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