Form 10-K
period 2005-09-30
KRONOS INC
filed 2005-12-09
CIK 886903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _____________

Commission file number     0-20109

Kronos Incorporated

(Exact name of registrant as specified in its charter)

Massachusetts	04-2640942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes X      No___

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes X      No___

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____      No X

         State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
April 2, 2005	21,440,424	$1,094,962,454

         Shares of voting common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
December 2, 2005	Common Stock, $0.01 par value per share	31,858,841

DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Items 10-14 of Part III hereof. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PART I

Item 1. Business

Kronos Incorporated was organized in 1977 as a Massachusetts corporation. As part of our workforce management solution, we develop, manufacture, and market human resources, payroll, scheduling, absence management, labor activity tracking, and time and labor systems. These systems include our internally developed and acquired software solutions as well as our hardware solutions (primarily data collection terminals) that we build. These solutions enable organizations to automate employee-centric processes (e.g. payroll and time and attendance), engage the workforce in a more positive, dynamic, and productive fashion (e.g. self-service), and optimize the workforce (e.g. scheduling) in order to achieve maximum business performance. The results include reduced costs and increased productivity, higher employee satisfaction, better alignment of employee performance with organizational objectives, and the placement of real-time information in the hands of decision makers.

Our solutions are designed for a wide range of businesses and organizations, from single-site companies to large, multi-site enterprises. These solutions can be purchased or financed from us. In addition, we maintain an extensive services and technical support organization that implement and maintain systems and provides professional and educational services. These services can be delivered on-site or via the Internet.

We also collaborate with many industry-leading vendors that market products and services that are synergistic with our solutions. These include major enterprise resource planning system, or ERP, providers, consulting firms, niche workforce management application vendors, and technology vendors. To date, substantially all of our revenues and profits have been derived from our time and labor applications and related products and services. We introduced our human resources and payroll products during fiscal 2002. We introduced our newest line of scheduling products in fiscal 2004. We added an absence management product in fiscal 2005, along with customized workforce management solutions for the federal government and airline industry through our acquisitions of 3i Systems and AD OPT Technologies, Inc., or AD OPT.

Kronos Products

The Kronos Workforce Management Solutions

Our workforce management solutions help enable organizations to reduce costs and increase productivity, improve employee satisfaction, align employee performance with organizational objectives, and put real-time information in the hands of decision makers.

Our workforce management solutions consist of the following components: human resources, payroll, scheduling, absence management, labor activity tracking, time and labor, data collection, self-service, and analytics. These components can be deployed together or independently to meet the unique needs of various organizations.

The Workforce Central® Suite

Using web-based technology, the Workforce Central suite is a closely integrated system of human resources, payroll, scheduling and time and labor applications. It can be deployed individually or as a comprehensive solution for workforce management. The Workforce Central suite incorporates powerful applications for analytics and employee self-service, and employs a broad range of our own sophisticated data collection devices. Each component of the Workforce Central suite provides high functionality, streamlined workflow technology, and an intuitive user interface.

The Workforce Central solutions include:

Human resources

Workforce HR™ manages and automates human resources processes, from recruiting to benefits administration, so that organizations have more time to focus on strategic initiatives. Because it empowers employees to manage their own personal information, Workforce HR helps reduce operational expenses while fostering employee satisfaction compared to a manual system. It allows control over critical processes, including benefits administration, performance management, and compensation planning, and enables real-time sharing of employee information, all of which contributes to better decision-making and improved organizational performance.

Payroll

Workforce Payroll™ manages the complex information required to administer and complete payment of wages, bonuses, and other forms of compensation. With streamlined payroll processing in house, organizations enjoy more flexibility and control, with quick and easy access to critical payroll data.

Scheduling

Workforce Scheduler™ is a highly capable, all-in-one solution to an organization's scheduling challenges. It allows managers to plan staff coverage — by shift, by employee, or by job description — and to react with speed and effectiveness when unforeseen circumstances put productivity at risk. Workforce Scheduler also features a dedicated forecasting engine that enables retailers and other service-oriented businesses to match employee labor to business volume efficiently while adhering to pre-determined labor standards.

Workforce Scheduler™ with Optimization is a solution designed for retailers and other service-oriented businesses. It includes all the advantages of Workforce Scheduler and, in addition, allows for the creation of optimized schedules for those industries. It features comprehensive business and labor forecasting engines, which can accurately forecast business, calculate labor needs, and create a schedule that matches labor to volume more efficiently.

Altitude® is a suite of customized crew planning, management, and optimization solutions designed exclusively for the airline industry. Altitude can handle the complex crew deployment and management functions of the airline industry, from mainline carriers to charters and low-cost carriers. It helps airlines lower costs and reduce manpower planning time.

Total Care is a staff scheduling solution designed specifically for the Canadian and Australian healthcare markets. This suite of applications allows healthcare facilities to manage their largest expenditure, the workforce, more effectively. It helps optimize staffing, control budgets, improve employee satisfaction, and make better decisions when it comes to patient care.

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

Workforce Record Manager™ makes maintaining the Workforce Timekeeper database faster, easier, and more effective. It enables IT managers to easily move data from one Workforce Timekeeper database to another, and provides the functionality needed to support archiving processes.

Workforce Attendance™ helps organizations to automate and streamline the administration and enforcement of complex attendance policies and apply rewards or disciplinary action fairly and consistently. It helps managers to proactively manage absenteeism and reduce the costs associated with it. A variety of available reports help managers to spot absence trends and patterns early and take corrective action before they become an issue.

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

Workforce Leave™ helps to track and manage all types of leave, all in one place, automatically. It streamlines the entire leave management process, from eligibility to entitlement to on-leave compensation, and provides visibility into trends and patterns that can point to and help reduce the abuse of leave benefits. It helps maintain compliance with the Family and Medical Leave Act of 1993 and other federal, state, and union mandates, and provides accurate administration and tracking of paid and unpaid leave policies, even when rules overlap.

webTA is a web-based time and labor reporting solution that supports the federal government's unique time and attendance requirements. It simplifies timekeeping with functionality that allows employees to enter and validate their own time using digital signatures. It also allows managers to perform corrections and update protected fields. Electronic time and labor reports may be viewed, but not changed, by employees, managers, and supervisors, without the need to generate paper reports.

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

Kronos 4500 Touch ID™ terminal, like the Kronos 4500 badge terminal, is a high speed, network-centric data collection device that captures and manages labor data easily and effectively. The Kronos 4500 Touch ID terminal incorporates leading finger scan verification technology, ideal for eliminating "buddy punching."

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

Kronos iSeries Central solutions include:

Kronos iSeries Timekeeper automates and streamlines the management, collection, and distribution of employee hours, eliminating the need for manual timesheets.

Kronos iSeries Accruals is an integrated module designed to manage leave liability and assist in complying with corporate policies or contracts.

Kronos iSeries Attendance allows an organization to automate a no-fault attendance program by capturing lost time exceptions and absences.

Kronos iSeries Scheduler is an application that automates time-consuming scheduling processes and helps managers make better decisions about workforce deployment. It provides essential scheduling criteria, including staffing requirements, actual hours worked, employee skills and certifications, and employee availability.

Kronos iSeries Activities is an application that helps organizations understand how labor is being used. It provides visibility into how the workforce performs against productivity goals and benchmarks, and provides activity-level data in real time for better decision making.

Kronos iSeries Manager is a web-based application that allows an organization to effectively manage employees in a "one-click" environment. This HTML-based application allows an organization to edit time records, run and print reports, and effectively manage its labor resource quickly and easily from anywhere in the world.

Kronos iSeries Employee is an intuitive, web-based application that acts as an employee portal to an organization's information and processes. It allows employees to enter time and labor data and track jobs or projects after they have been completed. Employees can view hours worked, submit timecards, or review other information such as schedules and accrual balances.

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

Data collection devices provide powerful and convenient methods for capturing employees' time and labor information, and offer a wide range of interaction methods including: badge terminals, biometrics, telephony, and handheld devices.

Workforce Connect™ is an integration solution that reduces delays and modification costs. Data can be imported and exported quickly and easily from a variety of sources. It supports over 250 payroll systems and other essential integration needs.

Gatekeeper® provides a method to control and track access to areas of an organization that require monitoring.

Services and Support

We maintain an extensive professional service and technical support organization that provides a suite of maintenance, professional and educational services. These services are designed to support our customers throughout the product life cycle. Maintenance service options are delivered through our centralized global support operation or through local service personnel. We also provide a wide range of customer self-service options through the Internet. Our professional services include both onsite and remote implementation support, technical and business consulting, and system integration and optimization. Our educational services offer a full range of curriculae that are delivered through local training centers or via Internet-based training courses.

Marketing and Sales

We market and sell our products to the mid-market (organizations with 250 to 2,500 employees), the enterprise market (organizations with over 2,500 employees) and the global market (organizations with employees and facilities in multiple countries). We market and sell in the United States and other countries, including Canada, Mexico, the United Kingdom, Australia, and New Zealand through our direct sales and support organization, and through independent resellers. In addition, we have a joint marketing agreement with Automatic Data Processing, Inc., or ADP, under which ADP markets rebranded versions of our Workforce Central suite and data collection terminals. Our direct sales force is organized to focus on the distinct market segments (mid-market, enterprise, global) and in some cases on distinct vertical industries or product lines. Our direct sales force is organized by geographic region and our marketing department is organized into functional groups that align with our sales organization.

Marketing Organization:

The responsibilities of our marketing organization include:

•	developing solution strategy, positioning and marketing;
•	developing vertical market strategy and programs;
•	interacting with press and industry analysts;
•	managing our customer database and customer relationship programs;
•	developing lead-generation programs, events, and advertising;
•	developing marketing communications; and
•	managing strategic alliances.

Direct Sales Organization

We have 46 direct sales and support offices located in the United States. In addition, we have seven sales and support offices located in Canada, three in the United Kingdom, one in Mexico, six in Australia, and one in New Zealand. Each direct sales office covers a defined geographic region, and has sales and support functions. We have sales executives assigned to mid-market, enterprise and national accounts. There are also teams dedicated to the federal government, retail, healthcare, and airline markets. To capitalize on the specialization of our Visionware product, we also have a dedicated sales and support operation focusing on this product.

For the fiscal years ended September 30, 2005, 2004, and 2003, our direct sales and support offices in the U.S. generated net revenues of $407.3 million, $358.8 million, and $320.6 million, respectively. For the fiscal years ended September 30, 2005, 2004, and 2003, our international subsidiaries generated net revenues of $65.2 million, $46.7 million, and $37.5 million, respectively. Total assets at our international subsidiaries for these periods were $158.7 million, $37.0 million, and $29.8 million, respectively. The increase in total international assets in fiscal 2005 is primarily attributable to our acquisition of AD OPT in November 2004.

Resellers

We also market and sell our products through independent resellers within designated geographic territories generally not covered by our direct sales offices. These resellers provide sales, support and installation services for our products. There are presently 4 resellers in the United States actively selling and supporting our products. Sales to independent U.S. resellers for the years ended September 30, 2005, 2004, and 2003 were $6.1 million, $9.7 million, and $10.8 million, respectively. The decrease in revenues in fiscal 2005 and 2004 was principally due to the acquisitions by us of various resellers during fiscal 2005, 2004 and 2003. We also have resellers in Argentina, Bahamas, Bahrain, Barbados, Brazil, Chile, Columbia, Guam, Guyana, India, Jamaica, Lebanon, Netherlands, Nigeria, Norway, Panama, The Philippines, Puerto Rico, Romania, Singapore, South Africa, Trinidad, and United Arab Emirates. Sales to independent international resellers were not material in any of the fiscal years 2003 through 2005. We support our resellers with training, technical assistance, and marketing assistance.

Original Equipment Manufacturers

We have a joint marketing agreement with ADP under which ADP markets rebranded versions of our Timekeeper Central system, Workforce Central suite and data collection terminals manufactured by us.

During fiscal 2003, we signed an agreement with ADP extending the business relationship for an additional term of five years, and during fiscal 2004, signed an amendment to that agreement that provides for minimum purchasing requirements and further extends the agreement for an additional six months. A reduction in the sales efforts of our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on our results from operations.

Customers

End-users of our products include companies and organizations of virtually all sizes from many varied sectors such as manufacturing, healthcare, services, retail, transportation/distribution, and government and education sectors.

Product Development

Our product development efforts are focused on enhancing the capabilities and increasing the performance of our existing products as well as developing new products and standard interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of our customers. During fiscal 2005, 2004, and 2003, our engineering, research and development expenses were $50.7 million, $44.1 million, and $38.5 million, respectively. We intend to continue to commit substantial resources to enhance and extend our product lines and develop interfaces to third-party products. Although we continually seek to further enhance our product offerings and to develop new products and interfaces, including products for the workforce management market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance. We also depend upon the reliability and viability of a variety of software products owned by third parties to develop our products. If these products are inadequate or not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

Competition

The workforce management market, which includes human resources, payroll, scheduling, and time and labor, is highly competitive. Increased competition could adversely affect our operating results through price reductions or loss of market share. As we expand our workforce management offering with the recent introduction of our advanced scheduling and absence management products, we will continue to meet strong competition. Many of our competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources, payroll, and scheduling products. Some of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than we have, as well as more experience in delivering human resources and payroll solutions. We believe that the principal methods of competition include product features and functionality, price, customer service, professional services, resources, manner of delivery, and company stability and reputation. We believe we compete favorably in a number of these areas, including with respect to our product features, the fact that we are a single-source provider of workforce management solutions, our proven service approach, and company stability. Although we believe we have core competencies that position us strongly in the marketplace, our continued ability to compete favorably with our competitors will require continued investment by us in research and development, services, and marketing and sales programs. There can be no assurance that we will be able to compete successfully in the human resources, payroll, and scheduling marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition, and operating results.

Proprietary Rights

We have developed, and through our acquisitions of businesses and technology, acquired, proprietary technology and intellectual property rights. Our success is dependent upon our ability to further develop and protect our proprietary technology and intellectual property rights. We seek to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, we cannot be certain that we have been or will be successful in doing so.

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

We have registered trademarks for Kronos, Kronos TouchID, My Genies, Timekeeper, Timekeeper Central, Jobkeeper Central, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, CardSaver, ShopTrac, ShopTrac Pro, Keep.Trac, Visionware, Workforce Central, Workforce Genie, Workforce Accruals, Workforce TeleTime, Workforce Express, Workforce Decisions, eForce, PeoplePlanner, PeoplePlanner design, StarComm, StarPort, StarSaver, StarTimer, Altitude, and our logo in the United States and other countries. In addition, Kronos eCentral, Timekeeper Web, Workforce Connect, FasTrack, Workforce Activities, Workforce Scheduler, Workforce Smart Scheduler, Workforce Manager, Workforce MobileTime, Workforce Timekeeper, Hyperfind, Kronos 4500, Kronos 4500 Touch ID, Labor Plus, Schedule Assistant, Winstar Elite, WIP Plus, Workforce HR, Workforce View, Workforce Employee, Smart Scheduler, StartLabor, StartQuality, StartWIP, Starter Series, Timekeeper Decisions, VisionPlus, Workforce Payroll, Workforce Record Manager, Workforce Recruiter, AltitudeDream, Altitude MPPXpress, Altitude PBS, Altitude Pairing, KronosWorks, MPPXpress, Momentum, Momentum Essentials, Momentum Online, Workforce Analytics, Workforce Attendance, Workforce Leave, SmartView, and Workforce Tax Filing are our trademarks. Certain trademarks have been obtained or have been applied for in various foreign countries.

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

Manufacturing and Sources of Supply

The duplication of our software and the printing of documentation are outsourced to suppliers. We currently have two suppliers who have been certified to our manufacturing specifications to perform the software duplication process. The majority of the assembly of the printed circuit boards used in our data collection terminals is completed at our facility in Chelmsford, Massachusetts. A portion of this assembly is completed by approved suppliers. All final assembly and testing of our data collection terminals is completed at our Chelmsford facility. Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers. We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis. While we have to date been able to obtain adequate supplies of these parts and components, our inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments, which could have a material adverse effect on our operating results.

Acquisitions

We completed several acquisitions during fiscal 2005. Please refer to Note I of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding these acquisitions.

In November 2004, we completed the acquisition of AD OPT. The gross purchase price paid was $57.6 million in cash, net of cash and short-term investments acquired of approximately $16.0 million, resulting in a net purchase price of $41.6 million. AD OPT is a provider of advanced workforce planning and scheduling solutions.

Employees

As of September 30, 2005, we had approximately 2,900 employees. None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have historically encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

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

Item 2. Properties

We own our 129,000 square foot corporate headquarters facility and lease approximately 292,000 square feet in four additional facilities, all located in Chelmsford, Massachusetts. Our manufacturing operations, global support center and various engineering, sales, service, and administrative operations are located in these facilities. Expiration dates of leases on these offices range from 2005 to 2013. Additionally, we lease 64 sales and support offices located throughout North America, Europe, Australia and New Zealand. Expiration dates of leases on these offices range from 2005 to 2018. Our aggregate rental expense for all of our facilities in fiscal 2005 was approximately $13.9 million. We consider our facilities to be adequate for our current requirements and believe that additional space will be available as needed in the future.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the normal course of business. We do not consider any of the legal proceedings in which we are currently involved to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

Executive Officers of the Registrant

Name	Age	Position
Mark S. Ain	62	Executive Chairman of the Board

Aron J. Ain	48	Chief Executive Officer

Paul A. Lacy	58	President, Chief Financial Officer

Lloyd B. Bussell	60	Vice President, Manufacturing

James J. Kizielewicz	46	Senior Vice President, Corporate Strategy

Peter C. George	46	Senior Vice President, Engineering and Chief Technology Officer

Joseph R. DeMartino	56	Senior Vice President, Worldwide Service

Laura L. Vaughan	57	Vice President, Worldwide Sales

Mark S. Ain, one of our founders, served as Chief Executive Officer and Chairman since our organization in 1977 until October 31, 2005, at which time he retired in those capacities and became our Executive Chairman of the Board. He also served as President from 1977 through September 1996. Mr. Ain sits on the Board of Directors for the following public companies: KVH Industries, Inc. and LTX Corporation. Mr. Ain is the brother of Aron J. Ain, Chief Executive Officer.

Aron J. Ain has served as Chief Executive Officer since October 31, 2005. Previously, Mr. Ain served as Executive Vice President, Chief Operating Officer from April 2002 until October 2005, as Vice President, Worldwide Sales and Service from November 1998 until April 2002, as Vice President, Marketing and Worldwide Field Operations from September 1996 until November 1998, and as Vice President, Sales and Service from 1988 through September 1996. Mr. Ain sits on the Board of Directors for the following public company: Unica Corporation. Mr. Ain is the brother of Mark S. Ain, Chief Executive Officer and Chairman.

Paul A. Lacy has served as President, Chief Financial Officer since October 31, 2005. Previously, Mr. Lacy served as Executive Vice President, Chief Financial and Administrative Officer from April 2002 until October 2005, and as Vice President, Finance and Administration, Treasurer and Clerk from 1988 until April 2002.

Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

James J. Kizielewicz has served as Senior Vice President Corporate Strategy since October 2005. Previously, Mr. Kizielewicz served as Vice President Corporate Strategy from March 2004 until October 2005, as Vice President, Marketing and Corporate Strategy from January 1997 until March 2004. Mr. Kizielewicz served in a variety of capacities for us from 1981 until his appointment as Vice President, Marketing and Corporate Strategy in January 1997.

Peter C. George has served as Senior Vice President, Engineering, Chief Technology Officer since October 2005. Previously, Mr. George served as Vice President, Engineering, Chief Technology Officer from February 2002 until October 2005, and as Vice President, Software Development since 1997, and as such was responsible for the management of the development of our software products.

Joseph R. DeMartino has served as Senior Vice President, Worldwide Service since October 2005. Previously, Mr. DeMartino served as Vice President, Worldwide Service from June 2002 until October 2005, and as Vice President, North America Field Service from August 1998 until June 2002, and as such was responsible for the management of the customer service delivery functions, including consulting, education and technical support, for our North America operations.

Laura L. Vaughan has served as Vice President, Worldwide Sales since October 2003. In this role, Ms. Vaughan is responsible for worldwide sales and international operations. Ms. Vaughan was appointed to her current position as an executive officer in June 2002. Previously, Ms. Vaughan served in a variety of capacities for us since 1992.

Our officers hold office until the first meeting of directors following the next annual meeting of stockholders, at which time officers are appointed for the following fiscal year.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is traded on the NASDAQ National Market under the symbol KRON. The following table sets forth the high and low sales prices for fiscal 2005 and 2004. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2005
Fiscal	High	Low
First quarter	$52.140	$43.990
Second quarter	56.120	45.740
Third quarter	52.700	37.840
Fourth quarter	49.490	40.450

	2004
Fiscal	High	Low
First quarter	$41.940	$34.747
Second quarter	43.650	31.250
Third quarter	42.540	31.810
Fourth quarter	46.290	33.250

Holders

There were approximately 300 stockholders of record of our common stock as of December 2, 2005.

Dividends

We have not paid cash dividends on our common stock, and our present policy is to retain earnings for use in our business.

Issuer Purchases of Equity Securities

In the following table, we provide information about our purchases during the quarter ended September 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
07/03/05-08/03/05	108,500	$43.25	108,500	473,476
08/04/05-09/04/05	92,500	44.00	92,500	380,976
09/05/05-09/30/05	77,500	42.94	77,500	303,476
Total:	278,500	$43.41	278,500	303,476

(1) We repurchased an aggregate of 278,500 shares of our common stock pursuant to the repurchase program that was publicly announced on May 15, 2005, which we refer to as the repurchase program.

(2) Our board of directors approved the repurchase by us of up to an aggregate of 750,000 shares of our common stock pursuant to the repurchase program. Unless terminated earlier by resolution of our board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2005 and 2004 and the statements of operations data for the years ended September 30, 2005, 2004, and 2003 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2003, 2002, and 2001 and the statements of operations data for the years ended September 30, 2002 and 2001 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K.

Financial Highlights	In thousands, except per share data

	Year Ended September 30,
	2005	2004	2003	2002	2001
Operating Data:
Net revenues	$518,658	$450,694	$397,355	$342,377	$295,290
Net income (1)	$53,904	$46,250	$34,666	$28,827	$16,504

Net income per common share:
Basic	$1.69	$1.49	$1.16	$0.98	$0.59
Diluted	$1.65	$1.44	$1.12	$0.94	$0.57

Balance Sheet Data:
Total assets	$579,426	$505,830	$411,818	$331,449	$288,300

(1)

In accordance with Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” which were issued in June 2001, we changed our method of accounting for acquisitions consummated subsequent to June 30, 2001 and effective October 1, 2001, we changed our method of accounting for goodwill.

Selected Quarterly Financial Data (unaudited)	In thousands, except per share data

	Three Months Ended (1)
	Sept. 30,	July 2,	April 2,	Jan. 1,
	2005	2005	2005	2005
Net revenues	$149,770	$129,991	$120,621	$118,276
Gross profit	$94,751	$79,790	$71,868	$72,211
Net income	$19,394	$12,629	$11,223	$10,658

Net income per share:
Basic	$0.61	$0.39	$0.35	$0.34
Diluted	$0.60	$0.39	$0.34	$0.33

	Three Months Ended (1)
	Sept. 30,	July 3,	April 3,	Jan. 3,
	2004	2004	2004	2004
Net revenues	$128,342	$114,700	$107,979	$99,673
Gross profit	$82,793	$69,741	$64,164	$57,928
Net income	$18,063	$11,155	$9,620	$7,412

Net income per share:
Basic	$0.58	$0.36	$0.31	$0.24
Diluted	$0.56	$0.35	$0.30	$0.23

(1)

The Company follows a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on a Saturday. The last month of the fiscal year always ends on September 30.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to total revenues, international revenues, revenue growth rates, income tax rates, earnings per share, cash flow and capital expenditures. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Certain Factors That May Affect Future Operating Results” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

We provide a suite of solutions that automate employee-centric processes and provide tools to optimize the workforce. Our solutions, which include human resources, payroll, scheduling and time and labor applications, are designed for a wide range of businesses and organizations from single-site to large multi-site enterprises. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services as well as ongoing customer support and maintenance.

Our revenues in fiscal 2005 increased $68.0 million, or 15%, over fiscal 2004. The growth in our revenues was attributable to revenues from our core business as well as growth in revenues from acquired businesses. Maintenance revenues increased $25.7 million, or 18%, professional services revenues increased $17.4 million, or 16%, and product revenues increased $24.8 million, or 13%.

Net income for fiscal 2005 increased 17% to $53.9 million from $46.3 million, with earnings per share increasing to $1.65 from $1.44 per diluted share. Net income growth for fiscal 2005 was primarily the result of continued growth in our revenues, partially offset by an increase in operating expenses associated with an increase in compensation and related overhead and support costs required for the support of our growing operations (including the hiring of additional personnel), as well as expenses related to the implementation of our new information technology system and audit and consulting fees relating to compliance with the Sarbanes-Oxley Act of 2002.

Regarding expectations for fiscal 2006, we presently anticipate that revenue growth, excluding revenues from customers obtained in the acquisition of businesses in fiscal 2006, if any, to range between 12% - 15% for both the entire fiscal 2006 and the first quarter of fiscal 2006. Excluding the impact of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment,” or Statement 123(R), we expect earnings per diluted share in the range of $1.82 - $1.88 for the entire fiscal 2006 and $0.36 - $0.38 for the first quarter. We expect that the impact of Statement 123(R) (including outstanding, unvested awards and new awards) will be approximately $0.32 – $0.36 for the entire fiscal 2006 and $0.08 –$ 0.09 for the first quarter.

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

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information.

Revenue Recognition – We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as indirect channel customers, which include ADP and other independent resellers. Substantially all of our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

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

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing product implementations, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing, and we therefore have classified deferred professional services as a current liability.

Our arrangements with end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. Our arrangements with end-user customers generally include our standard acceptance provision. Our standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet our published technical specifications. Generally, we determine that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. The short-term component (amounts due within 12 months) of these financing arrangements is included in accounts receivable on our balance sheet. The long-term component is included in other assets. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, we apply a present value factor using annual interest rates ranging from 5% to 9%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

As a result of the AD OPT acquisition completed on November 18, 2004 and the 3i Systems acquisition completed on September 21, 2004, we have begun to provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues.

Allowance for Doubtful Accounts and Sales Returns Allowance – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by us after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. In addition, we maintain a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by us using estimates based on historical experience. If we experience an increase in sales returns and adjustments, additional allowances and charges against revenue may be required. Estimates used to establish the allowance for doubtful accounts and sales returns allowance have been consistently applied. These reserves may increase when certain factors indicating a need for a reserve increase are present in our accounts receivable aging, bad debt history or sales returns history.

Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit for which goodwill is attributable to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2005 and fiscal 2004 we completed the annual testing of the impairment of goodwill, and as a result of those tests, we concluded that no impairment of goodwill existed as of July 3, 2005, or July 4, 2004, the annual goodwill impairment measurement dates for fiscal 2005 and 2004, respectively.  In addition, we have determined that no events or circumstances currently exist or existed during fiscal 2005 or fiscal 2004 that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in fiscal 2005 or 2004.

Capitalization of Software Development Costs - Costs incurred in the research, design and development of software for sale to others, which we refer to as software development costs, are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products.

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. We have determined, due to the scope of the project and based on the expected estimated economic life of the software, that the capitalized costs related to the current replacement of the Company’s information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $16.8 million (including internal personnel related costs) in costs associated with the replacement of information technology systems since the start of this project in fiscal 2004.

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

Total Revenues (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
Total revenues	$518,658	15%	$450,694	13%	$397,355

The principal factors driving revenue growth in fiscal 2005 were revenues from an increased demand for our maintenance and professional services and for our software and hardware products, and revenues from acquired businesses. The principal factors driving revenue growth in fiscal 2004 were increased demand for our software and hardware products from new customers and continued demand for our professional and maintenance services from new and existing customers, as well as revenues from acquired businesses.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Revenues from acquired businesses*	$25,051	$7,838	$10,822
Percentage of total revenues	5%	2%	3%

* Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003

Product revenues	$221,569	13%	$196,739	10%	$178,607
Product revenues as a percent of total revenues	43%		44%		45%

Product revenue growth in fiscal 2005 was primarily due to an increase in demand for our Workforce Central® suite and related software modules as well as our Kronos 4500™ terminal. Product revenues attributable to acquired businesses were also a primary factor in the increase in product revenue in fiscal 2005. The increased demand in fiscal 2005 was primarily the result of continued innovation of our existing products, the introduction of new products, and upgrade activity. Product revenues grew in fiscal 2004 primarily due to an increase in customer demand for our Workforce Central suite and related software modules, our Kronos iSeries Central suite, as well as our Kronos 4500 terminal. The increased demand in fiscal 2004 was primarily the result of the introduction of new software features and functionality, as well as new and platform conversion sales. Also impacting product revenue growth in fiscal 2005 and 2004 was the change in deferred product revenues recorded on our balance sheet. Deferred product revenue decreased 60% from $9.8 million at September 30, 2004, to $3.9 million at September 30, 2005. Deferred product revenue increased 295% from $2.5 million at September 30, 2003, to $9.8 million at September 30, 2004. In addition, product revenues in fiscal 2004 benefited less from incremental revenues from acquired businesses due to the specific timing of acquisitions than in fiscal 2003.

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Revenues from acquired businesses	$10,087	$1,629	$2,472
Percentage of product revenues	5%	1%	1%

Maintenance Revenues (dollars in thousands):

Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
Maintenance revenues	$170,692	18%	$144,997	12%	$129,417
Maintenance revenues as a percent of total revenues	33%		32%		33%

The increase in maintenance revenues in fiscal 2005 and 2004 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to sales of capacity upgrade licenses and add-on modules to existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price. Maintenance revenues in fiscal 2005 were also positively affected by revenues from acquired businesses.

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Revenues from acquired businesses	$8,613	$4,051	$5,479
Percentage of maintenance revenues	5%	3%	4%

Professional Services Revenues (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003

Professional services revenues	$126,397	16%	$108,958	22%	$89,331
Professional services revenues as a percent of total revenues	24%		24%		22%

The growth in professional services revenues in fiscal 2005 was primarily due to an increase in demand for professional services, which was the result of an increase in product sales to new customers, and an increase in available services delivery capacity as compared to fiscal 2004 to meet the increased demand for professional services, as well as an increase in the level of professional services accompanying sales to our customers. The increase in demand was primarily due to an expansion of our complementary product offerings, as well as an expansion of our consulting and value-added professional services offerings. Professional services revenues in fiscal 2005 were also positively impacted by an increase in professional services revenue associated with acquired businesses. The growth in professional services revenues in fiscal 2004 was principally due to an increase in customer demand for professional services, which was the result of an increase in product sales to new customers. An increase in the level of professional services accompanying new and platform conversion sales, which resulted in the delivery of additional professional services hours during the implementations also contributed to the growth in professional services revenue. Further contributing to the growth of the professional services revenue in fiscal 2005 and 2004 was an increase in the utilization rate experienced in the services organization in both years as compared to the respective prior fiscal year.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Revenues from acquired businesses	$6,351	$2,158	$2,871
Percentage of professional services revenues	5%	2%	3%

International Revenues (dollars in thousands):

International revenues include revenues from our international subsidiaries and sales to independent international resellers.

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
International revenues	$67,061	37%	$48,891	25%	$39,224
International revenues as a percent of total revenues	13%		11%		10%

The growth in international revenues in fiscal 2005 was primarily the result of revenues attributable to acquired businesses. The growth in international revenues in fiscal 2004 was primarily attributable to the timing of several large customer orders which were executed during fiscal 2004. We presently expect international revenues in 2006 to grow at a rate comparable to that of our consolidated results discussed previously in the “Overview” section.

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

Gross Profit/Gross Margin (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
Product gross profit	$173,114	12%	$153,891	13%	$136,100
Service gross profit	$145,506	21%	$120,735	16%	$104,116
Total gross profit	$318,620	16%	$274,626	14%	$240,216
Product gross margin	78%		78%		76%
Service gross margin	49%		48%		48%
Total gross margin	61%		61%		60%

Total gross margin in fiscal 2005 remained consistent with total gross margin in fiscal 2004. Total gross margin increased in fiscal 2004 to 61% from 60% in fiscal 2003 due to an increase in product gross margin in fiscal 2004. This increase in product gross margin was partially offset by a higher proportion of services revenues, which typically carry a lower gross margin.

Product gross margin remained consistent in fiscal 2005 as compared to fiscal 2004. Although we experienced a higher gross margin on revenues from our hardware products, primarily due to increased sales volume, this increase in gross margin was offset by a decrease in software gross margin. The decrease in software gross margin was primarily attributable to a higher proportion of software revenues associated with our customized and human resources management system, or HRMS, software products, which generate lower gross margins than our other software products. Product gross margin increased in fiscal 2004 primarily due to a favorable product mix during the periods. Product revenues from hardware and software, which typically carry a higher gross margin than sales of third-party product for resale, were a greater proportion of total product revenues in fiscal 2004 as compared to fiscal 2003 (94% and 92% for fiscal 2004 and fiscal 2003, respectively).

Service gross margin in fiscal 2005 increased as compared to fiscal 2004 primarily due to an increase in the utilization rate and other productivity improvements experienced by the services organization in fiscal 2005. These improvements were the result of more effective management of the services organization as well as our expanding use of more efficient implementation methodologies, such as remote services. Service gross margin in fiscal 2004 remained consistent with fiscal 2003. Although the proportion of professional services revenues (which carries a lower gross profit than maintenance revenues) to total service revenues in fiscal 2004 increased as compared to fiscal 2003, the impact on service gross margin related to this unfavorable service mix was offset by an increase in the utilization rate of the service personnel as compared to fiscal 2003. The utilization rate increase was in part due to an increase in the productivity in our implementations related to sales of our human resources and payroll products.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
Net operating expenses	$237,082	16%	$205,024	10%	$185,655
Net operating expenses as a % of total revenues	46%		45%		47%

The increase in total net operating expenses in fiscal 2005 and 2004 was principally attributable to investments in personnel and related compensation, overhead, and support costs in response to increased customer demand and to support the development of new products, including the hiring of additional personnel (approximately $24.3 million and $18.6 million in fiscal 2005 and 2004, respectively). The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003

Sales and marketing expenses	$145,643	11%	$131,233	7%	$122,202
Sales and marketing expenses as a % of total revenues	28%		29%		31%

The increase in sales and marketing expenses in fiscal 2005 was primarily the result of continued investment in sales personnel and related compensation, overhead and support costs associated with higher sales volume and support costs to add new customers and to maximize the penetration of existing customer accounts, which includes the hiring of additional personnel (approximately $11.1 million). Increased spending related to consulting and professional services fees (approximately $2.0 million) as well as an increase in spending on marketing programs (approximately $1.4 million) also contributed to the increase in sales and marketing expenses. The increase in sales and marketing expenses in fiscal 2004, which includes the hiring of additional personnel (approximately $8.9 million) was primarily attributable to investment in sales personnel and related compensation and support costs to add new customers and to maximize the penetration of existing accounts. The decrease in sales and marketing expenses as a percentage of total revenues for fiscal 2005 and 2004 was primarily attributable to leveraging our investments in infrastructure to generate higher sales volumes, as well as an improvement in productivity.

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003

Total engineering, research and development spending	$64,512	13%	$56,873	12%	$50,591
Capitalized software development costs	(13,853)	9%	(12,751)	5%	(12,128)
Engineering, research and development expenses	$50,659	15%	$44,122	15%	$38,463
Engineering, research and development expenses as a % of total revenues	10%		10%		10%

The increase in engineering, research and development spending in both fiscal 2005 and 2004 was attributable to continued investment in engineering personnel and their compensation, overhead and support costs, which include the hiring of additional personnel (approximately $6.8 million and $6.7 million in fiscal 2005 and fiscal 2004, respectively). This increase in spending was the result of the continued development and support of new products. The significant project development efforts in fiscal 2005 were principally related to further development and enhancement of the Workforce Central suite, including Workforce HR™ and Workforce Payroll™ software, Workforce Scheduler™ and Workforce Scheduler™ with Optimization, Altitude®, Total Care, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and other overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
General and administrative expenses	$41,647	33%	$31,335	21%	$25,884
General and administrative expenses as a % of total revenues	8%		7%		7%

The increase in general and administrative expenses in fiscal 2005 was primarily due to investment in personnel and related compensation, overhead and support costs required for the continued support of our growing operations (approximately $6.4 million). These expenses include the hiring of additional personnel, including costs associated with certain order management related functions that were reclassified from sales and marketing expenses to general and administrative expenses. Also contributing to the increase in general and administrative expenses in fiscal 2005 was an increase in bad debt provisions (approximately $1.4 million) resulting from our periodic calculation of our bad debt reserve requirements. The increase in reserve requirements is in response to a weakening of the accounts receivable aging due in part to the loss of productivity of certain credit and collections personnel in the periods following the completion of the first phase of the implementation of our new information technology systems. Further contributing to the increase in general and administrative expenses in fiscal 2005 was an increase in expenses related to the implementation of our new information technology system (approximately $1.1 million) and an increase in professional fees related to our compliance efforts with respect to the Sarbanes-Oxley Act of 2002 (approximately $1.1 million). The increase in general and administrative expenses in fiscal 2004 was primarily due to investment in personnel and related compensation, overhead and support costs required for the continued support of our growing operations, which includes the hiring of additional personnel (approximately $3.0 million), and an increase in fees related to consulting services and training associated with the replacement of information technology systems (approximately $2.3 million).

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of other businesses. Customer related intangible assets and intangible assets related to maintenance relationships and technology are generally amortized over lives ranging between 10 and 12 years. Intangible assets related to non-compete agreements are generally amortized over the life of the related non-compete agreement. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003

Amortization of intangible assets	$4,843	23%	$3,953	14%	$3,481
Amortization of intangible assets as a % of total revenues	1%		1%		1%
Other income, net	$5,710	2%	$5,619	28%	$4,375
Other income, net as a % of total revenues	1%		1%		1%

The increase in amortization of intangible assets in both fiscal 2005 and fiscal 2004 was principally attributable to amortization charges related to acquisitions which were completed during those years. The increase in other income, net in fiscal 2004, as compared to fiscal 2003, was principally attributable to the reversal of excess interest and other tax-related accruals as a result of the favorable completion of certain tax audits during fiscal 2004, as well as an increase in interest income generated from the increased portfolio of marketable securities. These increases were partially offset by lower levels of foreign exchange gains realized during fiscal 2004 as a result of less favorable changes in foreign exchange rates experienced as compared to fiscal 2003.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 33.9% in fiscal 2005, 33.5% in fiscal 2004 and 36.5% in fiscal 2003. The provision for income taxes was favorably affected in fiscal 2004 as a result of the completion of certain tax audits during fiscal 2004 and certain tax planning strategies. We currently anticipate that the income tax rate will range approximately between 34.0 – 35.0% in fiscal 2006. Our effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials, state income taxes, and the resolution of tax audits or accruals for tax exposures.

Newly Issued Accounting Standards. On December 16, 2004, the FASB issued Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or Statement 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure regarding share-based payments is no longer an alternative.

Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We adopted Statement 123(R) on October 1, 2005, the beginning of our 2006 fiscal year.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We expect that the impact of Statement 123(R) will be approximately $0.32 – $0.36 per diluted share for the entire fiscal 2006 and $0.08 –$ 0.09 per diluted share for the first quarter. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A to our consolidated financial statements included as part of this Annual Report on Form 10-K. Statement

123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $12.6 million, $10.7 million, and $9.1 million in fiscal 2005, 2004 and 2003, respectively.

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens, or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. To be more in line with industry practices, effective April 2, 2005, we completed the change in our business to a process in which our customers are billed in arrears for professional services as the services are delivered, rather than in advance of service delivery. As a result of this change, we have experienced and expect to continue to experience a short-term negative impact on our cash flow from operations. However, we believe that this practice will ultimately favorably impact service revenues and cash flow.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	September 30, 2005	September 30, 2004	Percent Change
Cash, cash equivalents and Marketable securities (including short- and long-term	$140,435	$189,142	(26%)

Working capital	$9,620	$10,144	(5%)

The decrease in cash, cash equivalents and marketable securities was due primarily to cash paid for acquired businesses, repurchases of common stock and investments made towards the implementation of our new information technology system, infrastructure improvements and software development projects. These investments were partially offset by cash generated from operations and cash proceeds from stock option exercises.

Cash Flow Highlights (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003
Cash provided by operations	$78,167	(14%)	$90,986	10%	$82,592
Cash used for property, plant and equipment	($25,045)	55%	($16,155)	40%	($11,559)
Cash used for acquisitions of businesses	($74,765)	633%	($10,204)	(35%)	($15,605)
Decreases (increases) in marketable securities	$46,322	185%	($54,769)	58%	($34,641)
Net proceeds from exercise of stock options and employee stock purchase plans	$25,586	5%	$24,275	9%	$22,296
Repurchases of common stock	($39,483)	108%	($18,960)	44%	($13,212)

The decrease in cash provided by operations in fiscal 2005 was primarily attributable to decreases in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered) and a reduction in deferred product revenues (due to the recognition of revenue on certain customer arrangements). These factors were partially offset by an increase in net income and an increase in taxes payable. The increase in cash provided by operations in fiscal 2004 was principally attributable to an increase in net income, an increased rate of growth in our deferred product and maintenance revenues and an increased rate of growth of accounts payable and accrued expenses due to the timing of vendor payments and incentive payments. These were partially offset by an increase in accounts receivable during fiscal 2004 as compared to the same period in the prior year, which was attributable to an increase in sales volume associated with trade accounts receivable and financing arrangements beyond one year. The accounts receivable balance from the prior year benefited from significant collection efforts, which offset any increases related to sales volume. A decrease in the rate of growth in our deferred professional services revenues further offset the increases in net income, deferred product and maintenance revenue, and accounts payable and accrued expenses discussed above. This decrease was attributable to an increase in our practice of billing customers in arrears as professional services are delivered rather than billing customers in advance of service delivery.

Our use of cash for property, plant and equipment in both fiscal 2005 and 2004 includes investments in information systems and infrastructure to improve and support expanding operations. We anticipate that we will continue to make significant capital investments during fiscal 2006 in conjunction with the replacement of information technology systems. To date, we have invested approximately $18.1 million (excluding internal personnel related costs) related to this project, of which $12.7 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel related costs) to range between $27.0 million and $28.0 million through the end of fiscal 2006. Our use of cash for the acquisition of businesses in fiscal 2005 was principally related to the acquisitions of AD OPT Technologies Inc. on November 18, 2004, NexTime, Inc. on February 28, 2005, and CTR Systems Time and Attendance, Inc. on September 12, 2005. Please refer to Note I in the Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K for further details. We are assessing several other acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004	% Change 2003 to 2004	Fiscal 2003

Shares of common stock repurchased	884,896	68%	526,541	(2%)	535,050
Cost of shares of common stock repurchased	$39,483	108%	$18,960	44%	$13,212

The common stock repurchased under our stock repurchase program is used to partially cover the shares required for our employee stock option plans and employee stock purchase plan.

During the first quarter of fiscal 2003, we received $2.6 million upon the maturity of a call option arrangement. Since the first quarter of fiscal 2003, we have not had any outstanding call option arrangements.

We lease certain office space, manufacturing facilities and equipment under long-term operating lease agreements. In addition, certain acquisition agreements contain provisions that require us to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Future minimum rental commitments under operating leases, and future payment obligations related to guaranteed payments are as follows:

Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years

Operating lease obligations	$43,823	$10,919	$14,654	$9,766	$8,484
Guaranteed payment obligations	3,292	3,292	-----	----	-----
Total	$47,115	$14,211	$14,654	$9,766	$8,484

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

Certain Factors That May Affect Future Operating Results

Except for historical matters, the matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We desire to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for the express purpose of availing ourselves of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties.

Actual operating results may differ from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure and the dependence on alternate distribution channels and on key vendors, as further described below.

Potential Fluctuations in Results. Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effects on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with new regulatory requirements on internal controls, the mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us in the human resources and payroll market, market acceptance of new products and competitive pricing pressure. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

New Information Technology System Implementation. We completed the first phase of the implementation of our new information technology system in April 2005, and therefore have begun incurring certain recurring costs that were not incurred prior to completion of this first phase, including amortization and depreciation related costs. During the implementation of and transition to our new information technology systems we may experience some short-term erosion to our productivity resulting from duplicate data entry, troubleshooting and mitigation of any issues related to the rollout of these systems as well as increased costs related to the completion of the implementation, which may have an impact on our cash flows.

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

• Difficulties integrating the operations, technology and personnel of the acquired company, or retaining the key personnel of the acquired company critical to its continued operation and success;

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

These and other factors could have a material adverse effect on our results of operations, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. Acquisitions may also have a negative effect on our earnings per share. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisition or investment. To the extent we issue shares of our capital stock or other rights to purchase our capital stock, including options and warrants, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Changes in stock option accounting rules may have a significant adverse affect on our operating results. We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement 123 allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Opinion No. 25, with pro forma disclosure of the impact on net income of using the fair value option exercise recognition method. We have previously elected to apply Opinion No. 25 and accordingly, we have not recognized any compensation expense with respect to employee stock options.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Adoption of Statement 123(R) will result in the recognition of stock compensation expense. We adopted Statement 123(R) on October 1, 2005, the beginning of our 2006 fiscal year. The actual impact on future years will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. If we had used the fair value method to measure compensation related to stock awards to employees, we would have incurred stock-based compensation expense. Refer to Note A of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the pro forma net income and stock compensation expense for fiscal 2005, 2004 and 2003. The pro forma effects for fiscal 2005, 2004 and 2003 are not necessarily representative of the effects on the results of operations in the future.

Competition. The workforce management market, which includes time and labor, scheduling, human resources and payroll, is highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions or loss of market share. With our efforts to expand our workforce management offering with the introduction of our human resources and payroll product suite and the expansion of our scheduling product offerings, we will continue to meet strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll marketplace, and our failure to do so could have a material adverse impact on our business, prospects, financial condition and operating results.

Dependence on Time and Labor Product Line. To date, the substantial majority of our revenues have been attributable to sales of time and labor systems and related services. Although we have introduced products for scheduling solutions and the licensed human resources and payroll market, we expect that our dependence on the time and labor product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause our time and labor products to lose market acceptance or experience significant price erosion, adversely affecting the results of our operations.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In fiscal 2005, approximately 9% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Protection of Intellectual Property. We have developed, and through our acquisitions of businesses and software, acquired, proprietary technology and intellectual property rights. Our success is dependent upon our ability to further develop and protect our proprietary technology and intellectual property rights. We seek to protect products, software, documentation and other written materials primarily through a combination of trade secret, patent, trademark and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, it is unknown whether we have been or will be successful in doing so.

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

Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from business operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements, and in this event, we may not be able to obtain royalty or license agreements on acceptable terms, if at all. We may also be subject to significant damages or an injunction against the use of our products. A successful claim of patent or other intellectual property infringement against us could cause immediate and substantial damage to our business and financial condition.

Additional Stock Option Program Information

Stock Award Program Description. We intend that our stock award program be our primary vehicle for offering long-term incentives and rewarding executives and key employees. Awards are granted to key employees based upon prior performance, the importance of our retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of awards to individual executives or employees.

Awards are generally granted annually in conjunction with the compensation committee’s formal review of the individual performance of key executives, including our executive chairman and chief executive officer, and their contributions to our company. In fiscal 2005, the awards took the form of stock options and 77% of the options granted went to employees other than our “named executive officers” (as set forth in the table below). All the awards are granted from our 2002 Stock Incentive Plan. Options, which are granted at the fair market value on the date of grant, typically vest in four equal annual installments beginning one year from the date of grant and typically have a contractual life of four years and six months.

Distribution and Dilutive Effect of Awards.

Employee and Executive Stock Awards:

	For the Fiscal Year Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Net grants during period as % of outstanding shares	3.3%	3.9%	4.1%
Grants to named executive officers* during period as % of awards granted	22.6%	24.0%	24.1%
Grants to named executive officers* during period as % of shares outstanding	0.7%	0.9%	1.0%

*The following individuals are our named executive officers for fiscal 2005:

Name	Title

Mark S. Ain	Executive Chairman and former Chief Executive Officer and Chairman of the Board

Aron J. Ain	Chief Executive Officer and former Executive Vice President, Chief Operating Officer

Paul A. Lacy	President and Chief Financial Officer and former Executive Vice President and Chief Financial and Administrative Officer

Peter C. George	Senior Vice President, Engineering and Chief Technology Officer and former Vice President, Engineering and Chief Technology Officer

James J. Kizielewicz	Senior Vice President, Corporate Strategy and former Vice President, Corporate Strategy

The figures for fiscal 2004 and 2003 reflect the named executive officers as reported in our definitive proxy statements for the Annual Meeting of Stockholders for 2004 and 2003, respectively, as filed with the Securities and Exchange Commission.

General Award Information.

Summary of Award Activity

(in thousands, except per share data)	Shares Available for Awards	Number of Option Shares	Weighted-Average Exercise Price per Share
Outstanding at September 30, 2004	2,492	3,529	$24.67
Grants	(1,032)	1,032	48.60
Exercises	--	(1,072)	18.03
Cancellations (1)	108	(127)	33.35
Outstanding at September 30, 2005	1,568	3,362	$33.80

(1) Includes 19,672 shares cancelled under the 1992 Equity Incentive Plan, which expired by its terms on

March 27, 2002.

In-the-Money and Out-of-the-Money Award Information as of September 30, 2005

(in thousands, except per share data)

	Exercisable		Unexercisable		Total
(in thousands except per share data)	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share	Shares	Weighted-Average Exercise Price per Share
In-the-Money	639	$25.42	1,705	$28.17	2,344	$27.42
Out-of-the-Money (1)	5	45.40	1,013	48.54	1,018	48.52
Total Awards Outstanding	644	$25.56	2,718	$35.76	3,362	$33.80

(1) Out-of-the-Money awards are those awards with an exercise price equal to or above $44.64, the closing price of our common stock as quoted by NASDAQ on September 30, 2005.

Executive Awards. The following tables summarize award grants and exercises during the fiscal year ended September 30, 2005 to our named executive officers and the value of the awards held by such persons at the end of fiscal 2005.

Awards Granted to Named Executive Officers

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Award Term (4)
Name	Number of Securities Underlying Awards Granted (1)	Percent of Total Awards Granted to Employees in Fiscal Year (2)	Exercise or Base Price per Share (3)	Expiration Date	5%	10%

Mark S. Ain	56,000	5.4%	$48.21	05/22/09	$663,855	$1,450,595
Executive Chairman

Aron J. Ain	50,750	4.9%	48.21	05/22/09	601,618	1,314,601
Chief Executive Officer

Paul A. Lacy	50,750	4.9%	48.21	05/22/09	601,618	1,314,601
President and Chief Financial Officer

Peter C. George	37,750	3.7%	48.21	05/22/09	447,509	977,856
Senior V.P., Engineering and Chief Technology Officer

James J. Kizielewicz	37,750	3.7%	48.21	05/22/09	447,509	977,856
Senior V.P., Corporate Strategy

(1) Each award vests in four equal annual installments commencing one year from the date of grant.

(2) Based on an aggregate of 1,031,500 shares subject to awards granted to our employees in fiscal 2005.

(3) The exercise price of each award was equal to the fair market value of our common stock on the date of grant as reported by The NASDAQ National Market.

(4) Amounts represent hypothetical gains that could be achieved for the respective award if exercised at the end of the award term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective awards were granted to their expiration date (and are shown net of the exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the award or the sale of the underlying shares). Actual gains, if any, on the exercises will depend on the future performance of the common stock, the holder’s continued employment with us through the vesting period and the date on which the awards are exercised.

Award Exercises and Remaining Holdings of Named Executive Officers

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Awards at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Awards at Fiscal Year-End (2) Exercisable/Unexercisable

Mark S. Ain	84,375	$3,139,425	77,250/193,250	$1,547,153/2,306,363
Aron J. Ain	50,874	1,752,882	14,625/141,501	85,264/1,518,831
Paul A. Lacy	34,874	1,225,342	44,625/141,501	927,364/1,518,831
Peter C. George	37,438	1,395,568	44,875/106,375	925,951/1,158,514
James J. Kizielewicz	19,688	733,145	24,375/106,375	413,636/1,158,514

(1) Represents the difference between the exercise price and the fair market value of our common stock on the date of exercise.

(2) Based on the fair market value of our common stock on September 30, 2005 ($44.64), the last day of our 2005 fiscal year, less the exercise price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2005, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material to date. For foreign currency exposures existing at September 30, 2005, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included herein under Item 6 and in the Consolidated Financial Statements and related notes thereto. See Item 15 of this Form 10-K.

Management’s report on internal control over financial reporting is filed as part of this Annual Report on Form 10-K beginning on page M-1 (immediately following page F-25).

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)  Changes in Internal Controls. During the fiscal quarter ended July 2, 2005, we began using our new information technology systems. As a result of, and in conjunction with, the implementation of the new systems, we implemented certain new internal controls and modified others. The nature of these new or modified internal controls did not have a material impact on our financial reporting. No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 10.	Directors and Executive Officers of the Registrant

Information required by this Item pursuant to Item 401 relating to our executive officers appears under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, following Item 4, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 401 of Regulation S-K relating to our directors and committees of our board of directors will appear under the headings "Election of Directors” and “Corporate Governance –The Board and Board Meetings, –Board Committees, –Audit Committee and –Code of Conduct and Ethics,” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on February 16, 2006, which sections are incorporated herein by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held February 16, 2006, which section is incorporated herein by reference.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.  Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.kronos.com.  We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

Item 11.	Executive Compensation

Information required by this Item pursuant to Item 402 of Regulation S-K relating to director and officer compensation will appear under the headings “Election of Directors –Director Compensation,” “Executive Compensation –Summary Compensation, -Option Grants and Exercises, -Retention Agreements” and “Corporate Governance –Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held February 16, 2006, which sections are incorporated herein by reference The information required by Items 402(k) and (l) of Regulation S-K is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item pursuant to Item 403 of Regulation S-K relating to beneficial ownership of the Registrant’s common stock will appear under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held February 16, 2006, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K relating to equity compensation plans will appear under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held February 16, 2006, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item pursuant to Item 404 of Regulation S-K relating to related party transactions will appear under the heading “Retention Agreements” and “Certain Relationships” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held February 16, 2006, which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item pursuant to Item 9(e) of Schedule 14A relating to auditor fees will appear under the heading “Relationship with Independent Auditors - Independent Auditor Fees” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held February 16, 2006, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following are filed as a part of this report:

1. Financial Statements	Page

Consolidated Statements of Income for the Years Ended

September 30, 2005, 2004 and 2003	F-1

Consolidated Balance Sheets as of September 30, 2005 and 2004	F-2

Consolidated Statements of Shareholders’ Equity for

the Years Ended September 30, 2005, 2004 and 2003	F-3

Consolidated Statements of Cash Flows for the Years Ended

September 30, 2005, 2004 and 2003	F-4

Notes to Consolidated Financial Statements	F-5

Report of Independent Registered Public Accounting Firm	F-25

Management Report on Internal Controls Over Financial Reporting	M-1

Report of Independent Registered Public Accounting Firm	M-2

2. Financial Statement Schedules

Information required by schedule II is shown in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index following the audit report to this Annual Report on Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2005.

KRONOS INCORPORATED

By /s/ Aron J. Ain
Aron J. Ain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2005.

Signature	Capacity

/s/ Aron J. Ain	Chief Executive Officer
Aron J. Ain	(Principal Executive Officer)

/s/ Paul A. Lacy	President and Chief Financial
Paul A. Lacy	Officer
(Principal Financial and Accounting Officer)

/s/ Mark S. Ain	Executive Chairman of the Board
Mark S. Ain

/s/ W. Patrick Decker	Director
W. Patrick Decker

/s/ Richard J. Dumler	Director
Richard J. Dumler

/s/ David B. Kiser	Director
David B. Kiser

/s/ Bruce Ryan	Director
Bruce Ryan

/s/ Lawrence J. Portner	Director
Lawrence J. Portner

/s/ Samuel Rubinovitz	Director
Samuel Rubinovitz

Consolidated Statements of Income

In thousands, except share and per share data

Year Ended September 30,

	2005	2004	2003
Net revenues:
Product	$221,569	$196,739	$178,607
Maintenance	170,692	144,997	129,417
Professional services	126,397	108,958	89,331

	518,658	450,694	397,355
Cost of sales:
Costs of product	48,455	42,848	42,507
Costs of maintenance and professional services	151,583	133,220	114,632

	200,038	176,068	157,139

Gross profit	318,620	274,626	240,216
Operating expenses and other income:
Sales and marketing	145,643	131,233	122,202
Engineering, research and development	50,659	44,122	38,463
General and administrative	41,647	31,335	25,884
Amortization of intangible assets	4,843	3,953	3,481
Other income, net	(5,710)	(5,619)	(4,375)

	237,082	205,024	185,655

Income before income taxes	81,538	69,602	54,561
Provision for income taxes	27,634	23,352	19,895

Net income	$53,904	$46,250	$34,666

Net income per common share:
Basic	$1.69	$1.49	$1.16

Diluted	$1.65	$1.44	$1.12

Weighted-average common shares outstanding:
Basic	31,804,861	31,002,886	29,834,942

Diluted	32,593,040	32,031,010	31,003,019

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

In thousands, except share and per share data

September 30,

	2005	2004
ASSETS
Current assets:
Cash and equivalents	$43,492	$45,877
Marketable securities	37,078	45,260
Accounts receivable, less allowances of $11,156	120,746	91,973
at September 30, 2005 and $9,143 at September 30, 2004
Deferred income taxes	10,937	8,951
Other current assets	20,142	22,778

Total current assets	232,395	214,839
Marketable securities	59,865	98,005
Property, plant and equipment, net	56,158	43,832
Customer related intangible assets	31,085	11,681
Other intangible assets	15,818	9,016
Goodwill	142,665	81,154
Capitalized software, net	23,092	22,871
Other assets	18,348	24,432

Total assets	$579,426	$505,830

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,000	$9,988
Accrued compensation	43,379	39,962
Accrued expenses and other current liabilities	25,890	17,376
Deferred product revenues	3,938	9,844
Deferred professional service revenues	36,530	40,525
Deferred maintenance revenues	102,038	87,000

Total current liabilities	222,775	204,695
Deferred maintenance revenues	4,921	7,251
Deferred income taxes	15,261	12,000
Other liabilities	4,435	2,824
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,724,460 and
31,335,340 shares issued at September 30, 2005 and September 30, 2004, respectively	317	312
Additional paid-in capital	52,802	54,113
Retained earnings	277,995	224,091
Accumulated other comprehensive income:
Foreign currency translation	1,307	653
Net unrealized (loss) on available-for-sale investments	(387)	(109)

	920	544
Total shareholders' equity	332,034	279,060

Total liabilities and shareholders' equity	$579,426	$505,830

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

In thousands

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2002	29,319	$293	$17,380	$143,175	$(1,179)	$159,669
Net income	--	--	--	34,666	--	34,666
Foreign currency translation	--	--	--	--	1,364	1,364
Net unrealized gain on available-for-sale securities	--	--	--	--	163	163

Comprehensive income	--	--	--	--	--	36,193
Proceeds from exercise of stock options	1,361	14	16,829	--	--	16,843
Proceeds from employee stock purchase plan	296	3	5,450	--	--	5,453
Repurchase of common stock	(536)	(6)	(13,206)	--	--	(13,212)
Tax benefit from the exercise
of stock options	--	--	9,054	--	--	9,054
Proceeds from call options	--	--	2,597	--	--	2,597

Balance at September 30, 2003	30,440	304	38,104	177,841	348	216,597
Net income	--	--	--	46,250	--	46,250
Foreign currency translation	--	--	--	--	661	661
Net unrealized loss on available-for-sale securities	--	--	--	--	(465)	(465)

Comprehensive income	--	--	--	--	--	46,446
Proceeds from exercise of stock options	1,197	12	16,664	--	--	16,676
Proceeds from employee stock purchase plan	248	2	7,597	--	--	7,599
Repurchase of common stock	(550)	(6)	(18,954)	--	--	(18,960)
Tax benefit from the exercise
of stock options	--	--	10,702	--	--	10,702

Balance at September 30, 2004	31,335	312	54,113	224,091	544	279,060

Net income	--	--	--	53,904	--	53,904
Foreign currency translation	--	--	--	--	654	654
Net unrealized loss on available-for-sale securities	--	--	--	--	(278)	(278)

Comprehensive income	--	--	--	--	--	54,280
Proceeds from exercise of stock options	1,024	11	16,724	--	--	16,735
Proceeds from employee stock purchase plan	250	3	8,848	--	--	8,851
Repurchase of common stock	(885)	(9)	(39,474)	--	--	(39,483)
Tax benefit from the exercise
of stock options	--	--	12,591	--	--	12,591

Balance at September 30, 2005	31,724	$317	$52,802	$277,995	$920	$332,034

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Year Ended September 30,

	2005	2004	2003
Operating activities:
Net income	$53,904	$46,250	$34,666
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	14,451	11,714	11,210
Amortization of intangible assets	5,222	3,953	3,481
Amortization of capitalized software	13,631	12,939	11,470
(Benefit from) provision for deferred income taxes	(346)	3,323	2,223
Changes in certain operating assets and liabilities:
Accounts receivable, net	(17,499)	(19,096)	(3,833)
Deferred product revenues	(6,649)	7,342	(2,934)
Deferred professional service revenues	(14,883)	(174)	4,829
Deferred maintenance revenues	6,248	9,458	3,092
Accounts payable, accrued compensation
and other liabilities	2,137	8,540	6,347
Taxes payable	5,465	(1,308)	2,431
Other	3,895	(2,657)	556
Tax benefit from exercise of stock options	12,591	10,702	9,054

Net cash and equivalents provided by operating activities	78,167	90,986	82,592
Investing activities:
Purchase of property, plant and equipment	(25,045)	(16,155)	(11,559)
Capitalized internal software development costs	(13,853)	(12,751)	(12,128)
Decrease (increase) in marketable securities	46,322	(54,769)	(34,641)
Acquisitions of businesses and software, net of cash acquired	(74,765)	(10,204)	(15,605)

Net cash and equivalents used in investing activities	(67,341)	(93,879)	(73,933)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	25,586	24,275	22,296
Repurchase of common stock	(39,483)	(18,960)	(13,212)
Proceeds from call options	--	--	2,597

Net cash and equivalents provided by/(used in) financing activities	(13,897)	5,315	11,681
Effect of exchange rate changes on cash and equivalents	686	946	1,277

Increase (decrease) in cash and equivalents	(2,385)	3,368	21,617
Cash and equivalents at the beginning of the period	45,877	42,509	20,892

Cash and equivalents at the end of the period	$43,492	$45,877	$42,509

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KRONOS INCORPORATED

NOTE A--Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one business segment: the development, manufacturing and marketing of workforce management solutions that improve workforce productivity and the utilization of labor resources. Certain reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2005 presentation. The Company has reclassified certain support services that are billed on a time and materials basis out of professional services revenues and into maintenance services revenues. These reclassified support services relate to support services charged on a time and materials basis for customers not on maintenance support contracts. This resulted in a reclassification of approximately $4.7 million in fiscal 2004 and approximately $4.5 million in fiscal 2003. During fiscal 2005, these support services amounted to approximately $5.4 million. The Company also reclassified certain amounts that do not represent trade receivables, out of accounts receivable and into other current assets. This resulted in a balance sheet reclassification of approximately $1.3 million as of September 30, 2004. The balances of these other current assets accounts as of September 30, 2005 were approximately $2.0 million.

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

Translation of Foreign Currencies: The assets and liabilities of the Company's foreign subsidiaries are denominated in each country’s local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders’ equity.

Cash Equivalents: Cash equivalents consist of liquid investments with maturities of three months or less at the date of acquisition.

Marketable Securities: The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company's marketable securities consist of United States government agency bonds, investment grade corporate bonds, preferred stock and tax-exempt securities. Bonds with a maturity of 12 months or longer at the balance sheet date are classified as non-current marketable securities. At September 30, 2005, no bonds had effective maturities extending beyond February 2008. Marketable securities are carried at fair value as determined from quoted market prices. Interest income earned on the Company’s cash, cash equivalents and marketable securities is included in other income, net and amounted to $3,692,000, $2,408,000 and $1,779,000, in fiscal 2005, 2004 and 2003, respectively.

Financial Instruments: The carrying value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, current and non-current accounts receivable and accounts payable, approximated their fair value at September 30, 2005 and September 30, 2004, respectively, due to the short-term nature of these instruments.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation, provisions for which have been computed using the straight-line method over the estimated useful lives of the assets, which are principally as follows:

Assets	Estimated Useful Life
Building	30 years
Machinery, equipment and software	3-5 years
Furniture and fixtures	8 years
Leasehold improvements	Shorter of economic life or lease term

Valuation of Intangible Assets and Goodwill: The Company assesses the recoverability of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, the Company will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit for which goodwill is attributable to that reporting unit’s fair value. The Company has only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If the Company determines that there is an impairment in either an intangible asset or goodwill, the Company will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2005 and fiscal 2004, the Company completed the annual testing of the impairment of goodwill, and as a result of these tests, the Company concluded that no impairment of goodwill existed as of July 3, 2005 or July 4, 2004, the annual goodwill impairment measurement dates for fiscal 2005 and 2004, respectively. In addition, the Company has determined that no events or circumstances currently exist or existed during fiscal 2005 or fiscal 2004 that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Therefore, no impairment charges have been recorded in fiscal 2005 or 2004.

Revenue Recognition: The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, which include Automatic Data Processing, Inc., or ADP, and other independent resellers. Substantially all of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

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

Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all the Company’s product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, it will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

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

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company’s experience in completing product implementations, it has determined that these services are typically delivered within a 12-month period subsequent to the contract signing, and therefore have classified deferred professional services as a current liability.

The Company’s arrangements with end-user customers and indirect channel customers do not include any rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. The Company’s arrangements with end-user customers generally include its standard acceptance provision. The Company’s standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet the Company’s published technical specifications. Generally, the Company determines that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. For end-user customers, the Company’s typical payment terms include payments based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as training services included in the original arrangement, are ordinarily paid within one year of contract signing. Professional services are typically rendered on a buy-as-you-go basis such that the customer is invoiced for services on a monthly basis, in arrears. Professional services billings are generally due within 30 days of the invoice date. The Company’s payment terms for indirect channel customers are less than 90 days and payments are typically due within 30 days of the invoice date.

If the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classifies this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, other than those arrangements that are financing arrangements as discussed below, the Company defers revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as the Company has determined that these amounts do not represent either a receivable or deferred revenue until the payment becomes due. The Company reports the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. The Company’s policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as its non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. The short-term component (amounts due within 12 months) of these financing arrangements is included in accounts receivable on the Company’s balance sheet. The long-term component is included in other assets. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, the Company applies a present value factor using annual interest rates ranging from 5% to 9%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

As a result of the AD OPT Technologies Inc. (AD OPT) acquisition completed on November 18, 2004 and the 3i Systems acquisition completed on September 21, 2004, the Company has begun to provide customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues.

Allowance for Doubtful Accounts and Sales Returns Allowance: The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by the Company after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. In addition, the Company maintains a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by the Company using estimates based on historical experience. If the Company experiences an increase in sales returns and adjustments, additional allowances and charges against revenue may be required. Estimates used by the Company to establish the allowance for doubtful accounts and sales returns allowance have been consistently applied. These reserves may increase when certain factors indicating a need for a reserve increase are present in the Company’s accounts receivable aging, bad debt history or sales returns history.

Capitalization of Software Development Costs: Costs incurred in the research, design and development of software for sale to others, which we refer to as software development costs, are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products.

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. The Company has determined, due to the scope of the project and based on the expected economic life of the software, that the capitalized costs related to the current replacement of the Company’s information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, the Company will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software.

Stock-Based Compensation: The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

September 30,
	2005	2004	2003
Expected volatility	48.9%	57.2%	60.0%
Risk-free interest rate	3.8%	3.1%	2.5%
Expected lives (in years)	4.0	4.0	4.0

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of options granted under the 2002 Equity Incentive Plan during fiscal 2005, 2004 and 2003 was $20.71, $18.51 and $8.07, respectively.

For purposes of the pro forma disclosure below, the estimated fair value of the Company’s stock-based compensation plans and the estimated benefit derived from the Company’s 2003 Employee Stock Purchase Plan is amortized to expense over the options’ vesting period. The Company’s pro forma net income and net income per share for the years ended September 30, 2005, 2004 and 2003 are as follows (in thousands, except per share data):

	2005	2004	2003

Net income, as reported	$53,904	$46,250	$34,666
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,964	9,352	7,533
Pro forma net income	$42,940	$36,898	$27,133

Earnings per share:
Basic – as reported	$1.69	$1.49	$1.16
Basic – pro forma	$1.35	$1.19	$0.91

Diluted - as reported	$1.65	$1.44	$1.12
Diluted - pro forma	$1.32	$1.15	$0.88

On December 16, 2004, the Financial Accounting Standards Board issued Statements No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which is a revision of Statement No. 123. Please see below under “Newly Issued Accounting Standards” for additional information.

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

Net Income per Share : Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options and put options (see Notes M and O).

Derivatives: The Company from time to time holds foreign currency forward exchange contracts having durations of no more than 12 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payables due from the Company’s foreign subsidiaries. Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying consolidated statements of income. These amounts were not material in fiscal 2005, 2004 or 2003. As of September 30, 2005, the value of the foreign currency forward exchange contracts was immaterial.

Newly Issued Accounting Standards: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R). Statement 123(R) supersedes Opinion 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company adopted Statement 123(R) on October 1, 2005, the beginning of its 2006 fiscal year.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company expects that the impact of Statement 123(R) will be approximately $0.32 - $0.36 per diluted share for the entire fiscal 2006 and $0.08 - $0.09 per diluted share for the first quarter. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $12.6 million, $10.7 million, and $9.1 million in fiscal 2005, 2004 and 2003, respectively.

NOTE B--Concentration of Credit Risk

The Company markets and sells its products through its direct sales organization, independent resellers and an original equipment manufacturer agreement with ADP. The Company's resellers have significantly smaller resources than the Company. The Company's direct sales organization sells to customers who are dispersed across many different industries and geographic areas. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews the credit history of its customers (including its resellers) before extending credit and generally does not require collateral. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends and other information.

NOTE C – Other income, net

Other income, net consists of the following (in thousands):

		Fiscal year ended
	2005	2004	2003
Interest income	($6,365)	($4,699)	($4,037)
Other (income)/expense	655	(920)	(338)
Other income, net	($5,710)	($5,619)	($4,375)

NOTE D - Marketable Securities

The following is a summary of marketable securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2005
Available-for-sale securities:
United States government and agency debt securities	$16,854	$---	$280	$16,574
Municipal debt securities	77,674	44	349	77,369
U.S. corporate securities	3,000	---	---	3,000
	$97,528	$44	$629	$96,943

September 30, 2004
Available-for-sale securities:
United States government and agency debt securities	$17,119	$2	$292	$16,829
Municipal debt securities	123,243	302	109	123,436
U.S. corporate securities	3,012	---	12	3,000
	$143,374	$304	$413	$143,265

The Company recorded gross proceeds from the sale of available-for-sale securities of $137.8 million, $208.0 million and $131.5 million in fiscal 2005, 2004 and 2003, respectively, and recorded a net realized loss of $400,000 in fiscal 2005, and a net realized gain of $69,000 and $434,000 in fiscal 2004 and 2003, respectively. Unrealized losses and unrealized gains are included as a separate component of shareholders’ equity.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregrated by investment category and length of time that individual securities have been in a continuous unrealized loss position, September 30, 2005.

	Less Than 12 months		12 Months or Greater
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

United States government and agency debt securities	$803	$63	$15,771	$217
Municipal debt securities	36,962	176	20,564	173
Total	$37,765	$239	$36,335	$390

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of September 30, 2005 and 2004 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of September 30, 2005 or 2004.

The amortized costs and estimated fair value of debt securities at September 30, 2005 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

		Estimated
		Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$36,343	$36,185
Due after one year through two years	57,655	57,237
Due after two years through four years	3,530	3,521
	$ 97,528	$ 96,943

NOTE E –Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,
	2005	2004	2003
Trade accounts receivable	$131,902	$101,116	$89,852
Non-current trade accounts receivable	17,445	23,627	14,435
	149,347	124,743	104,287

Less:
Allowance for doubtful accounts	6,590	5,079	4,455
Allowance for sales returns and adjustments	4,566	4,064	3,378
	11,156	9,143	7,833

	$138,191	$115,600	$96,454

Non-current trade accounts receivable relate to balances not due within the next 12 months and are included in other assets.

Allowance activity consists of the following (in thousands):

	September 30,
	2005	2004	2003
Beginning balance	$9,143	$7,833	$8,069

Plus:
Provisions	2,900	1,790	1,183

Recoveries	(55)	(56)	(733)
	2,845	1,734	450

Less:
Write-offs	(832)	(424)	(686)

	$11,156	$9,143	$7,833

Charges against the allowances of $832,000, $424,000 and $686,000 in fiscal 2005, 2004 and 2003, respectively, principally relate to uncollectible accounts written off. It is the Company’s practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

NOTE F – Other Current Assets

Other current assets consists of the following (in thousands):

	September 30,
	2005	2004
Inventory	$4,995	$6,199
Prepaid expenses	15,147	16,579
Total	$20,142	$22,778

NOTE G--Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30,
	2005	2004

Land	$2,810	$2,810
Building	13,527	13,527
Machinery, equipment and software	69,856	59,799
Internal use software	16,978	9,188
Furniture and fixtures	17,609	15,437
Leasehold improvements	12,855	7,516
	133,635	108,277
Less accumulated depreciation	77,477	64,445
	$56,158	$43,832

NOTE H- Goodwill and Other Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands):

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of September 30, 2005

Intangible assets:
Customer related	9.8	$45,452	$14,367	$31,085

Maintenance relationships	12.0	9,492	2,739	6,753

Non-compete agreements	3.7	5,860	4,055	1,805
Technology	10.0	7,956	696	7,260

Total intangible assets		$68,760	$21,857	$46,903

As of September 30, 2004

Intangible assets:
Customer related	9.9	$23,212	$11,531	$11,681

Maintenance relationships	12.0	9,492	1,941	7,551

Non-compete agreements	3.9	4,403	2,938	1,465

Total intangible assets		$37,107	$16,410	$20,697

The amount of goodwill acquired during fiscal 2005 and 2004 is $61.5 million and $8.9 million, respectively.

During fiscal 2005, 2004 and 2003, the Company recorded amortization expense for intangible assets of $5.2 million, $4.0 million, and $3.5 million, respectively. The estimated annual amortization expense for intangible assets for the next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense

2006	$6,585
2007	6,007
2008	5,813
2009	5,225
2010	4,706

NOTE I—Acquisitions

On November 18, 2004, the Company acquired, through Kronos Acquisition Inc., a Canadian corporation and the Company’s wholly-owned subsidiary, approximately 10.5 million common shares of AD OPT, a Canadian corporation, representing approximately 95.6% of the outstanding common shares, for an aggregate purchase price of approximately $39.1 million, net of cash and short-term investments acquired of approximately $16.0 million. On December 16, 2004, the Company acquired the remaining 4.4% outstanding common shares through the compulsory acquisition provisions of the Canada Business Corporations Act, for an additional purchase price of approximately $2.5 million. The results of AD OPT’s operations have been included in the consolidated financial statements since November 18, 2004. AD OPT was a provider of advanced workforce planning and scheduling solutions. As a result of this acquisition, and in support of the premium paid for AD OPT, the Company expects to enhance its growth strategy and its leadership in employee scheduling solutions.

The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$4,062
Fixed assets	1,817
Deferred taxes	4,924
Other assets	1,667
Identifiable intangible assets	13,672
Goodwill	32,221
Total assets acquired	58,363

Accounts payable	4,742
Deferred product revenues	732
Deferred maintenance revenues	3,344
Deferred professional services	963
Deferred tax liabilities	5,291
Other liabilities	180
Total liabilities assumed	15,252

Net assets acquired	$43,111

The preceding table reflects the payment of approximately $1.5 million in transaction costs related to the AD OPT acquisition.

The deferred revenue included in the table above, which was recorded at estimated fair value of the Company’s remaining performance obligation, was recorded as the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (EITF 01-03).

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of AD OPT had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that the Company and AD OPT believe are reasonable (in thousands, except per share data).

	Twelve Months Ended
Unaudited	September 30, 2005	September 30, 2004

Total revenues	$522,512	$471,399
Net income	54,715	48,064
Earnings per share – basic	$1.72	$1.55
Earnings per share – diluted	$1.68	$1.50

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

On February 28, 2005, the Company completed the acquisition of certain assets of NexTime, Inc. (NexTime), the former Tennessee-based Kronos reseller. The aggregate consideration paid, including the liabilities assumed, was approximately $17.2 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $6.7 million and $9.1 million, respectively. The goodwill recognized is deductible for income tax purposes. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by December 31, 2005. The results of NexTime’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since that date. NexTime was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

On September 12, 2005, the Company completed the acquisition of certain assets of CTR, Inc. (CTR), the former Pennsylvania-based Kronos reseller. The aggregate consideration paid, including the liabilities assumed, was approximately $31.2 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $10.8 million and $19.1 million, respectively. The goodwill recognized is deductible for income tax purposes. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by April 1, 2006. The results of CTR’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since that date. CTR was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from CTR’s customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

As a result of the AD OPT acquisition completed on November 18, 2004 and the 3i Systems acquisition completed on September 21, 2004, the Company has begun to provide customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions is included in product revenues.

During fiscal 2004, the Company completed seven acquisitions with a combined purchase price of $7.8 million. During fiscal 2003, the Company completed five acquisitions with a combined purchase price of $13.1 million. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the consolidated financial statements since their acquisition date. Acquired entities were engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management software and hardware systems, including the resale of the Company’s products through a dealer relationship. As a result of these acquisitions, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of September 30, 2005, the Company has the obligation to pay $3.3 million in guaranteed payments. These payments will be made at various dates in fiscal 2006 and are included in accrued expenses on the balance sheet. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2006 and 2009. There were $1.0 million, $0.9 million and $2.6 million of contingent payments earned during fiscal 2005, 2004 and 2003, respectively, all of which were recorded to goodwill, except for approximately $58,000, $47,000 and $200,000 in fiscal 2005, 2004 and 2003, respectively, which were recorded as compensation expense.

NOTE J—Capitalized Software

Capitalized software and accumulated amortization consists of the following (in thousands):

	September 30,
	2005	2004

Software development costs	$49,836	$47,683
Acquired from third parties	4,099	4,099
	53,935	51,782
Less accumulated amortization	30,843	28,911
	$23,092	$22,871

Total software development costs capitalized were approximately $13.9 million, $12.8 million and $12.1 million in fiscal 2005, 2004 and 2003, respectively. Amortization of capitalized software development costs amounted to approximately $13.6 million, $12.9 million and $11.5 million in fiscal 2005, 2004 and 2003, respectively. Total research and development expenses charged to operations amounted to approximately $37.5 million, $27.0 million and $20.2 million in fiscal 2005, 2004 and 2003, respectively. Total expenses for engineering activities related to the maintenance of existing products charged to operations amounted to approximately $13.1 million, $17.1 million and $18.3 million in fiscal 2005, 2004 and 2003, respectively.

NOTE K--Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases are as follows (in thousands):

Fiscal Year	Operating Lease Commitments
2006	$10,919
2007	8,766
2008	5,888
2009	5,258
2010	4,508
Thereafter	8,484
$43,823

Rent expense was $14,698,000, $11,979,000 and $12,066,000 in fiscal 2005, 2004 and 2003, respectively.

NOTE L--Income Taxes

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of the Company’s foreign earnings that qualifies for the temporary deduction is $17.8 million. For the Company, the one-year period during which the qualifying distributions can be made is fiscal 2006.

The Company continues to evaluate whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act. Up to $17.8 million is being considered for possible repatriation. The Company expects to continue to permanently reinvest its foreign earnings. The Company’s estimate of the range of tax expense it would accrue on a maximum repatriation eligible for the temporary deduction is between $.9 million and $1.2 million. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability had been previously accrued. The Company expects to make its repatriation determination during its fourth quarter of fiscal 2006.

The provision for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$24,567	$17,207	$14,877
State	1,488	1,094	1,841
Foreign	1,632	1,765	954
	27,687	20,066	17,672

Deferred:
Federal	1,722	3,762	1,941
State	64	145	282
Foreign	(1,839)	(621)	---
	(53)	3,286	2,223
	$27,634	$23,352	$19,895

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Accounts receivable reserves	$3,585	$2,924
Inventory reserves	507	583
Accrued expenses	3,664	3,389
Deferred maintenance revenues	6,448	3,501
Investment credit carryforwards	1,858	---
Net operating loss carryforwards of foreign subsidiaries	118	116
Operating lease incentives	1,578	777
Other	607	---
Total deferred tax assets	18,365	11,290
Less valuation allowance	118	116
	18,247	11,174
Deferred tax liabilities:
Capitalized software development costs	(12,908)	(10,120)
Intangible and goodwill related amortization	(7,329)	(1,055)
Depreciation	(1,863)	(2,852)
Other	(471)	(196)
Net deferred tax liabilities	(4,324)	(3,049)
Less non-current deferred tax liabilities	15,261	12,000
Net current deferred tax asset	$10,937	$8,951

The effective tax rate differed from the United States statutory rate as follows:

	Year Ended September 30,
	2005	2004	2003
Statutory rate	35%	35%	35%
State income taxes, net of federal income tax benefit	1	1	3
Tax exempt interest	(1)	(1)	(1)
Income tax credits	(2)	(1)	(2)
Other	1	---	1
	34%	34%	36%

As of September 30, 2005, $325,000 of net operating loss carryforwards from foreign operations remain available to reduce future income taxes payable. These net operating loss carryforwards may be carried forward indefinitely. The Company has fully reserved for the net operating loss carryforwards due to the uncertainty of their realizability. The Company has foreign investment tax credits of $1,953,522. These foreign investment tax credits expire between 2008 and 2015.

The Company made gross income tax payments of $12,638,000, $14,300,000 and $6,796,000 in fiscal 2005, 2004 and 2003, respectively.

NOTE M—Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2005	2004	2003

Net income (in thousands)	$53,904	$46,250	$34,666

Weighted-average shares	31,804,861	31,002,886	29,834,942

Effect of dilutive securities:
Employee stock options	788,179	1,028,124	1,168,077

Adjusted weighted-average shares and assumed conversions	32,593,040	32,031,010	31,003,019

Basic earnings per share	$1.69	$1.49	$1.16

Diluted earnings per share	$1.65	$1.44	$1.12

Stock options to purchase 529,019, 588,813 and 88,800 shares of common stock were outstanding during the years ended September 30, 2005, 2004 and 2003, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years.

NOTE N--Capital Stock, Stock Repurchase Program and Stock Rights Agreement

Capital Stock : The Company’s Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of preferred stock, $1.00 par value per share, in one or more series, each of such series to have such preferences, voting powers (up to 10 votes per share), qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such preferred stock.

Stock Repurchase Program: In fiscal 1997, the Company’s Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company’s outstanding common shares. The shares that the Company repurchases are used to partially cover the shares required for the Company’s employee stock award plans and employee stock purchase plan. As of September 30, 2005, the Company’s Board of Directors had authorized the repurchase of 6,187,500 common shares, of which up to 303,476 shares can still be repurchased. Under the stock repurchase program, the Company repurchased 884,896, 526,541 and 535,050 shares of common stock in fiscal 2005, 2004 and 2003, respectively, at a cost of approximately $39.5 million, $19.0 million and $13.2 million respectively. In addition, the Company is also authorized to and does repurchase stock held for at least six months from employees related to the exercise of stock options.

Stock Rights Agreement: The Company’s Stock Rights Agreement, which was previously adopted in November 1995, will expire by its terms on November 17, 2005. The Company has decided not to renew the Agreement.

NOTE O--Employee Benefit Plans

Stock Award Plans: In February 2005, the stockholders approved amendments to the 2002 Stock Incentive Plan, which was previously adopted in February 2002 and amended in February 2004. The amendments enable the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the plan, including stock options and restricted stock, as and when they deem necessary. During fiscal 2005, 2004 and 2003, under the 2002 Stock Incentive Plan, the Company granted stock options to purchase 1,031,500, 1,217,500 and 1,242,600 shares, respectively, at a purchase price equal to the fair value of the common stock on the applicable grant date. Options granted in fiscal 2005, 2004 and 2003 under the 2002 Stock Incentive Plan are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. As of September 30, 2005, there are 1,567,625 shares available for grant.

The 1992 Equity Incentive Plan, which expired under its terms on March 27, 2002, also enabled the Compensation Committee of the Board of Directors of the Company to grant awards in the form of options as defined in the plan. No further grants may be made under this plan, although there are still outstanding options available for exercise under this plan.

The following schedule summarizes the changes in stock awards issued under various plans for the three fiscal years in the period ended September 30, 2005. Awards exercisable under the plans were 643,410, 570,641 and 644,598 in fiscal 2005, 2004 and 2003, respectively.

	Number of Shares	Weighted - Average Exercise Price per Share	Exercise Price per Share
Outstanding at
September 30, 2002	3,961,781	$15.45	$8.19 – 29.33
Granted	1,242,600	16.91	16.57 – 27.98
Exercised	(1,415,399)	12.95	8.19 – 27.55
Canceled	(149,433)	16.22	8.19 – 27.07

Outstanding at
September 30, 2003	3,639,549	16.89	10.22 – 29.33
Granted	1,217,500	38.86	36.07 – 45.40
Exercised	(1,271,693)	16.19	12.00 – 29.33
Canceled	(56,364)	20.09	12.42 – 38.81

Outstanding at
September 30, 2004	3,528,992	24.67	10.22 – 45.40
Granted	1,031,500	48.60	46.10 – 54.38
Exercised	(1,072,359)	18.03	10.22 – 38.81
Canceled	(126,627)	33.35	11.55 – 54.38

Outstanding at September 30, 2005	3,361,506	$33.80	$12.42 – 54.38

As discussed in Note A, the Company has adopted the disclosure-only provisions of Statement 123 and has historically accounted for stock-based compensation under Opinion 25. Generally no compensation expense is recorded with respect to the Company’s stock option and employee stock purchase plans.

On December 16, 2004, the FASB issued Statement 123(R), which is a revision of Statement 123. Please refer to the section above titled “Newly Issued Accounting Standards” for additional information.

	Outstanding			Exercisable
Exercise Price per Share	Number of Shares	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price per Share	Number of Shares	Weighted - Average Exercise Price per Share
$12.42 – 17.77	1,157,050	1.2 years	$16.92	360,701	$16.85
24.21 – 29.33	113,079	1.2 years	27.05	55,337	27.46
36.07 – 38.81	1,064,652	2.6 years	38.73	220,622	38.75
40.40 – 48.21	962,475	3.6 years	48.08	6,750	44.08
51.07 – 54.38	64,250	3.9 years	54.15	---	---
$12.42 – 54.38	3,361,506	2.4 years	$33.80	643,410	$25.56

Stock Purchase Plan: In July 2005, the Company’s Board of Directors voted to amend the 2003 Employee Stock Purchase Plan, which was previously approved for adoption by the stockholders in February 2003. The amendment eliminated the look-back feature previously contained in the plan. Under the amended plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at 85% of the fair market value of the Company's common stock at the end of the six-month option period. In fiscal 2005 and 2004, 249,794 and 248,015 shares were issued under this plan.

In accordance with the 1992 Employee Stock Purchase Plan, which expired by its terms on June 30, 2003, eligible employees could authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month period. During fiscal 2003, 295,752 shares were issued under this plan. No further shares may be issued to employees under this plan.

At September 30, 2005, a total of 5,406,320 shares of common stock were reserved for issuance under the Company’s stock incentive plans and employee stock purchase plan, consisting of 4,365,004 shares under the 2002 Stock Incentive Plan, 414,125 shares under the 1992 Equity Incentive Plan and 627,191 shares under the 2003 Employee Stock Purchase Plan.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $3.4 million, $2.9 million and $2.6 million in fiscal 2005, 2004 and 2003, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kronos Incorporated’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

December 7, 2005

Management Report on Internal Controls Over Financial Reporting

The management of Kronos Incorporated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page M-2.

M-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kronos Incorporated

We have audited management’s assessment, included in the accompanying “Management Report on Internal Controls over Financial Reporting,” that Kronos Incorporated maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kronos Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Kronos Incorporated maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kronos Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kronos Incorporated as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated December 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

December 7, 2005

M-2

Exhibit Index

Exhibit No.	Description

3.1(5)	Restated Articles of Organization of the Registrant, as amended.
3.2	Amended and Restated By-laws of the Registrant, as further amended.
4.1*	Specimen Stock Certificate.
10.1(6)(14)	1992 Stock Incentive Plan, as amended and restated.
10.2 (6) (14)	2002 Employee Stock Incentive Plan, as amended and restated.
10.3(6)(9)	Kronos Incorporated 2003 Employee Stock Purchase Plan as amended.

10.4(2)	Lease dated August 8, 1995, between Principal Mutual Life Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.
10.5(4)	Fleet Bank Letter Agreement and Promissory Note dated January 1, 1997, relating to amendment of $3,000,000 credit facility.
10.6(7)(12)

Software License, Hardware Purchase and Support Agreement dated July 24, 2003 between ADP, Inc. and the Registrant, superceding the Restated Software License & Support & Hardware Purchase Agreement dated September 25, 2000.

10.7*	Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.
10.8(6)(12)	Form of Senior Executive Retention Agreement with accompanying schedule.
10.9 (7)(8)	Best Software Inc./Kronos Incorporated Agreement, dated as of March 15, 2002 by and between Kronos Incorporated and Best Software, Inc.
10.10(7) (10)	Amendment, dated as of July 1, 2004, between Kronos Incorporated and ADP, Inc. to the Software License, Hardware Purchase and Support Agreement, dated as of July 24, 2003.
10.11 (10)(6)	Form of Nonstatutory Stock Option Agreement entered into with officers, directors, employees, consultants and advisors in connection with stock option grants under our 2002 Stock Incentive Plan.
10.12 (11)

Acquisition Agreement, dated October 5, 2004 by and between Kronos Incorporated, Kronos Acquisition Inc., a Canadian corporation and wholly-owned subsidiary of Kronos Incorporated, and Ad Opt Technologies Inc.

10.13 (6)	Summary of Fiscal Year 2006 Management Incentive Plan
10.14 (6)	Summary of Compensation Arrangements with Directors
21.1(13)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-1 (File No. 33-47383).

(1)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

(2)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30,1995.

(3)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1996.

(4)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 28, 1996.

(5)	Incorporated by reference to the Company's Form 10-Q for the quarterly period ended April 4, 1998.

(6)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K.

(7)	Confidential treatment was requested for certain portions of this agreement.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 30, 2002.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 28, 2003.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 3, 2004.

(11)	Incorporated by reference to the Company’s Form 8-K dated October 5, 2004.

(12)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 2003.

(13)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended
September 30, 2004.

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 2, 2005.