Form 10-Q
period 2005-12-31
KRONOS INC
filed 2006-02-09
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

As of January 31, 2006, 31,846,272 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three
	Months Ended December 31, 2005 and January 1, 2005	1

	Condensed Consolidated Balance Sheets at December 31, 2005
	and September 30, 2005	2

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended December 31, 2005 and January 1, 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended
	December 31, 2005	January 1, 2005
Net revenues:
Product	$47,987	$53,266
Maintenance	46,246	38,668
Professional services	33,710	26,342

	127,943	118,276
Cost of sales:
Costs of product	10,586	11,373
Costs of maintenance and professional services	43,945	34,692

	54,531	46,065

Gross profit	73,412	72,211
Operating expenses and other income:
Sales and marketing	38,772	35,862
Engineering, research and development	13,013	12,789
General and administrative	11,977	8,446
Amortization of intangible assets	1,542	1,096
Other income, net	(1,508)	(1,702)

	63,796	56,491
Income before income taxes	9,616	15,720
Provision for income taxes	3,392	5,062

Net income	$6,224	$10,658

Net income per common share:
Basic	$0.20	$0.34

Diluted	$0.19	$0.33

Weighted-average common shares outstanding:
Basic	31,789,546	31,571,549

Diluted	32,271,154	32,597,574

Stock-based compensation expense:
Costs of product	$82	--
Costs of maintenance and professional services	819	--
Sales and marketing	1,256	--
Engineering, research and development	783	--
General and administrative	974	--
Tax Benefit	(1,252)	--

	$2,662	--

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$54,385	$43,492
Marketable securities	43,514	37,078
Accounts receivable, less allowances of $10,620
at December 31, 2005 and $11,156 at September 30, 2005	106,172	120,746
Deferred income taxes	10,653	10,937
Other current assets	19,198	20,142

Total current assets	233,922	232,395
Marketable securities	57,562	59,865
Property, plant and equipment, net	55,944	56,158
Customer related intangible assets	30,968	31,085
Other intangible assets	15,193	15,818
Goodwill	147,139	142,665
Capitalized software, net	22,938	23,092
Other assets	17,960	18,348

Total assets	$581,626	$579,426

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,203	$9,013
Accrued compensation	43,468	43,379
Accrued expenses and other current liabilities	20,835	27,877
Deferred product revenues	4,161	3,938
Deferred professional service revenues	32,015	36,530
Deferred maintenance revenues	103,692	102,038

Total current liabilities	212,374	222,775
Deferred maintenance revenues	5,727	4,921
Deferred income taxes	15,261	15,261
Other liabilities	4,638	4,435
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,868,274 and
31,724,460 shares issued at December 31, 2005 and September 30, 2005 respectively	319	317
Additional paid-in capital	58,304	52,802
Retained earnings	284,219	277,995
Accumulated other comprehensive income:
Foreign currency translation	1,204	1,307
Net unrealized (loss) on available-for-sale investments	(420)	(387)

	784	920
Total shareholders' equity	343,626	332,034

Total liabilities and shareholders' equity	$581,626	$579,426

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Three Months Ended
	December 31, 2005	January 1, 2005
Operating activities:
Net income	$6,224	$10,658
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	4,040	3,072
Amortization of intangible assets	1,739	1,096
Amortization of capitalized software	3,432	3,342
Provision for deferred income taxes	238	(241)
Stock based compensation	3,914	--
Changes in certain operating assets and liabilities:
Accounts receivable, net	16,212	3,798
Deferred product revenues	227	(4,633)
Deferred professional service revenues	(6,604)	(2,474)
Deferred maintenance revenues	1,404	3,156
Accounts payable, accrued compensation
and other liabilities	(4,038)	(2,621)
Taxes payable	(486)	(3,099)
Tax benefit from exercise of stock options	(2,678)	5,410
Other	(592)	(1,809)

Net cash and equivalents provided by operating activities	23,032	15,655
Investing activities:
Purchase of property, plant and equipment	(3,862)	(6,327)
Capitalized internal software development costs	(3,277)	(3,264)
(Increase) decrease in marketable securities	(4,133)	26,238
Acquisitions of businesses and software, net of cash acquired	(1,963)	(42,674)

Net cash and equivalents used in investing activities	(13,235)	(26,027)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	5,251	7,790
Tax benefit from exercise of stock options	2,659	--
Repurchase of common stock	(6,378)	(3,834)

Net cash and equivalents provided by financing activities	1,532	3,956
Effect of exchange rate changes on cash and equivalents	(436)	1,206

Increase (decrease) in cash and equivalents	10,893	(5,210)
Cash and equivalents at the beginning of the period	43,492	45,877

Cash and equivalents at the end of the period	$54,385	$40,667

See accompanying notes to condensed consolidated financial statements.

                KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified $2.0 million of accrued liabilities which were classified as accounts payable on the September 30, 2005 balance sheet to accrued expenses and other current liabilities to conform with current period presentation.

NOTE B - Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (92 days in fiscal 2006 and 93 days in fiscal 2005) and fourth quarter (91 days in fiscal 2006 and 90 days in fiscal 2005) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Stock-Based Compensation

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). No stock-based compensation cost was recognized in the Statement of Income for the three-month period ended January 1, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the three-month period ended December 31, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, the Company’s income before income taxes and net income for the three month period ended December 31, 2005, are $3.9 million and $2.7 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three month period ended December 31, 2005 would have been $0.28 and $0.27, respectively, if the Company had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.20 and $0.19, respectively.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.7 million tax benefit from the exercise of stock options classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted FAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period:

	Three Months Ended
	December 31, 2005	January 1, 2005

Net income, as reported	$6,224	$10,658
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,662	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,662)	(2,545)

Pro forma net income	$6,224	$8,113

Earnings per share:
Basic—as reported	$0.20	$0.34
Basic—pro forma	$0.20	$0.26

Diluted—as reported	$0.19	$0.33
Diluted—pro forma	$0.19	$0.25

On December 31, 2005, the Company had two share-based compensation plans, which are described below (together, the “Plans”). The compensation cost that has been charged against income for the Plans during the first quarter of fiscal 2006 was approximately $3.9 million. The total income tax benefit recognized in the income statement for the first quarter of fiscal 2006 for share-based payments was approximately $1.3 million.

Stock Award Plan: In February 2005, the stockholders approved amendments to the 2002 Stock Incentive Plan (“Award Plan”), which was previously adopted in February 2002 and amended in February 2004. The amendments enable the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the Award Plan, including stock options and restricted stock, as and when they deem necessary. The Award Plan permits the award of up to 5,000,000 stock options. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted under the Award Plan in the first quarter of fiscal 2006 and during the fiscal years of 2005, 2004, 2003 and 2002 are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. Restricted stock units granted under the Award Plan in the first quarter of fiscal 2006 are exercisable in equal installments over a four-year period beginning one year from the date of grant.

Stock Purchase Plan: In July 2005, the Company’s Board of Directors voted to amend the 2003 Employee Stock Purchase Plan (“Purchase Plan”), which was previously approved for adoption by the stockholders in February 2003. The amendment eliminated the look-back feature previously contained in the Purchase Plan. Under the Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at 85% of the fair market value of the Company’s common stock at the end of the six-month option period.

The fair value of each option award issued under the Plans is estimated on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical option exercise data taking into consideration the exercise patterns of the options holder’s during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three Month Period Ended
	December 31, 2005	January 1, 2005
Expected Volatility	41.8%	50.5%
Expected Term	3.75 years	4.0 years
Risk Free Interest Rate	4.39%	3.37%
Dividend Yield	0.0%	0.0%

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

The expected term used to value the shares issued under the Purchase Plan is assumed to be zero as there is no look-back feature contained in the Purchase Plan.

The value of the restricted stock units is based on the intrinsic value of the award at the date of grant. The resulting compensation charges are then recognized ratably over the vesting period of the awards, which is typically four years.

A summary of option activity under the Award Plan as of December 31, 2005, and changes during the three month period then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	3,362	$33.80
Granted*	812	48.17
Exercised	(300)	19.91
Canceled*	(20)	42.34
Outstanding at December 31, 2005	3,854	$37.87	2.8 years	$27,227
Exercisable at December 31, 2005	1,372	$29.99	1.8 years	$17,764

*Does not include 70,500 restricted stock units granted to employees and 100 restricted stock units canceled during the three month period ended December 31, 2005. The restricted stock units were granted with an exercise price of $.01, and vest equally over a four year period. The market price of the Company’s common stock on the date of grant was $48.22.

The weighted-average grant-date fair value of options, estimated using a Black-Scholes based option pricing model, granted during the three month periods ended December 31, 2005 and January 1, 2005 was $17.10 and $20.60 respectively. The total intrinsic value of options exercised during the three month periods ended December 31, 2005 and January 1, 2005 was approximately $7.8 million and approximately $15.6 million, respectively.

A summary of the status of the Company’s nonvested stock option shares as of December 31, 2005, and changes during the three month period ended December 31, 2005, is presented below:

Nonvested Shares**	Shares (000s)	Weighted-Average Grant- Date Fair Value*
Nonvested at October 1, 2005	2,718	$16.07
Granted	812	17.10
Vested	(1,028)	13.54
Forfeited	(20)	18.35
Nonvested at December 31, 2005	2,482	$17.44

* Estimated using a Black-Scholes based option pricing model.

** Does not include 70,500 restricted stock units granted to employees and 100 restricted stock units canceled during the three month period ended December 31, 2005.

As of December 31, 2005, there was approximately $41.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans, including compensation cost related to stock options, restricted stock units and stock purchase plan shares. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the three month period ended December 31, 2005 was $13.9 million.

Cash received from option exercise under the Plans for the three-month periods ended December 31, 2005 and January 1, 2005 was $5.3 million and $7.8 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2.7 million and $5.4 million, respectively, for the three month periods ended December 31, 2005 and January 1, 2005.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises. The Company repurchased 141,750 shares of its common stock during the three month period ended December 31, 2005. Under the Company's current repurchase program up to an additional 161,726 shares may be repurchased.

NOTE D - Other Current Assets

Other current assets consists of the following (in thousands):

	December 31, 2005	September 30, 2005

Inventory	$ 5,384	$ 4,995
Prepaid expenses	13,814	15,147
Total	$ 19,198	$ 20,142

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (dollars in thousands). Due to the relative size and timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 31, 2005:

Intangible assets:
Customer related	9.8	$46,270	$15,302	$30,968

Maintenance relationships	12.0	9,492	2,931	6,561

Non-compete agreements	3.7	5,907	4,373	1,534

Technology	10.0	7,998	900	7,098

Total intangible assets		$69,667	$23,506	$46,161

As of September 30, 2005:

Intangible assets:
Customer related	9.8	$45,452	$14,367	$31,085

Maintenance relationships	12.0	9,492	2,739	6,753

Non-compete agreements	3.7	5,860	4,055	1,805

Technology	10.0	7,956	696	7,260

Total intangible assets		$68,760	$21,857	$46,903

For the three months ended December 31, 2005 and January 1, 2005, the amount of goodwill acquired is $4.5 million and $27.6 million, respectively.

For the three months ended December 31, 2005 and January 1, 2005, the Company recorded amortization expense for intangible assets of $1.7 million and $1.1 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense

2006	$6,661
2007	6,133
2008	5,940
2009	5,338
2010	4,817
2011	4,554

NOTE F – Acquisitions

On December 19, 2005, the Company assumed certain assets, liabilities and the ongoing business operations of Compu Cash, Systems. (“Compu Cash”), the former Nevada-based Kronos reseller. The aggregate consideration paid, which includes actual cash paid (approximately $2.1 million) and the liabilities assumed (approximately $0.1 million), was approximately $2.2 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $1.0 million and $1.2 million, respectively. The goodwill recognized is deductible for income tax purposes. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by April 1, 2006. The results of Compu Cash’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since that date. Compu Cash was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from Compu Cash’s customers. The deferred revenue related to the maintenance revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-03”).

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

	Three Months Ended
Unaudited	December 31, 2005	January 1, 2005

Total revenues	$127,943	$122,130
Net income	6,224	11,469
Earnings per share – basic	$0.20	$0.36
Earnings per share – diluted	$0.19	$0.35

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

As a result of the AD OPT and 3i Systems acquisitions, the Company has begun to provide customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”). The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues. Revenue recognized under SOP 81-1 is not material to the Company’s results of operations.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of December 31, 2005, the Company was obligated to pay $3.5 million in guaranteed payments. These payments will be made at various dates through fiscal 2007. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2006 and 2009. During the three months ended December 31, 2005, there were no contingent payments earned. During the three months ended January 1, 2005, there were $424,000 of contingent payments earned of which $405,000 were recorded as goodwill.

NOTE G - Comprehensive Income

For the three months ended December 31, 2005 and January 1, 2005, comprehensive income consisted of the following (in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005
Comprehensive income:
Net income	$6,224	$10,658
Cumulative translation adjustment	(103)	472
Unrealized gain (loss) on available-for-sale securities	(33)	(250)
Total comprehensive income	$6,088	$10,880

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended
	December 31, 2005	January 1, 2005

Net income	$6,224	$10,658
Weighted-average shares	31,789,546	31,571,549
Effect of dilutive securities:
Employee stock options and awards	481,608	1,026,025
Adjusted weighted-average shares and assumed conversions	32,271,154	32,597,574
Basic earnings per share	$0.20	$0.34
Diluted earnings per share	$0.19	$0.33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, product revenues, revenue growth rates, gross margin, operating expenses, earnings per share, future acquisitions, capital expenditures, capitalization of software development costs, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and “Certain Factors That May Affect Future Operating Results” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Our revenues in the three month period ended December 31, 2005 increased $9.7 million, or 8%, over the same period in fiscal 2005. The growth in our revenues was attributable to revenues from our core business as well as growth in revenues from acquired businesses. The growth in revenues was due to increases in maintenance and professional services revenue, partially offset by a decline in product revenues. Maintenance revenues increased $7.6 million, or 20%, professional services revenues increased $7.4 million, or 28%, and product revenues decreased $5.3 million, or 10%. The decline in product revenues is primarily due to a decline in software revenues during the quarter. Although software revenues declined in the three month period ended December 31, 2005, we believe that this decline in software revenues is primarily the result of a comparison to unusually high software revenue in the three month period ended January 1, 2005, which was in part the result of a reorganization of our sales force announced during the three month period ended September 30, 2004, and completed during the three month period ended January 1, 2005. In addition, we experienced a higher proportion of revenues from existing customers in the three month period ended December 31, 2005, as compared to the comparable period in the prior year. Sales to existing customers typically result in lower product revenues per transaction.

Net income in the first quarter of fiscal 2006 decreased 42% to $6.2 million from $10.7 million, with earnings per share decreasing to $0.19 from $0.33 per diluted share. The decrease in net income as compared to the prior year is primarily due to the recording of stock-based compensation during the three month period ended December 31, 2005 related to our adoption of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, on October 1, 2005 (approximately $2.7 million) and a weakening of our gross margins due to revenue mix.

Regarding expectations for the second quarter of fiscal 2006 and the remainder of fiscal 2006, we presently anticipate revenue in the range of $136 – 139 million for the second quarter and $573 – 583 million for fiscal 2006, with diluted earnings per share in the range of $0.24 – 0.27 for the second quarter of fiscal 2006 and $1.32 – 1.40 for the entire fiscal 2006. Excluding the impact of FAS 123R, amortization of intangible assets, certain business combination accounting adjustments, and net tax benefits, we expect earnings per diluted share in the range of $0.39 – 0.42 for the second quarter of fiscal 2006 and $1.90 - $1.98 for the entire fiscal 2006. We expect that the impact of FAS 123R (including outstanding, unvested awards and new awards) will be approximately $0.35 – $0.36 for the entire fiscal 2006 and $0.09 for the second quarter.

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

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. Please refer to Note A in the Notes to Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q and in Item 15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for further information.

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

As a result of our acquisition of AD OPT Technologies, Inc., or AD OPT, completed on November 18, 2004 and 3i Systems, completed on September 21, 2004, we have begun to provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues.

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

Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit for which goodwill is attributable to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any. If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2005 we completed the annual testing of the impairment of goodwill, and as a result of those tests, we concluded that no impairment of goodwill existed as of July 3, 2005, the annual goodwill impairment measurement date for fiscal 2005.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the three months ended December 31, 2005.

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

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. We have determined, due to the scope of the project and based on the expected estimated economic life of the software, that the capitalized costs related to the current replacement of the Company’s information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $17.8 million (including internal personnel related costs) in costs associated with the replacement of information technology systems since the start of this project in fiscal 2004, and anticipate capitalizing approximately $5.2 million in additional costs for the balance of fiscal 2006.

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

Total Revenues (dollars in thousands):

Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Total revenues	$127,943	$118,276	8%

The principal factors driving revenue growth in the three month period ended December 31, 2005 were revenues from acquired businesses and increased demand for our professional services and maintenance solutions, offset by a decrease in product revenues. The increase in demand for our professional services and maintenance solutions is principally related to the continued expansion of our installed customer base, continued innovation of our existing products, introduction of new products as well as the proven success of our implementation methodology. The decrease in product revenues is primarily due to a decrease in software revenues when compared to unusually high software revenues reported in the three months ended January 1, 2005 as well as a higher proportion of revenues from existing customers in the three month period ended December 31, 2005, as compared to the comparable period in the prior year, as discussed further below in the section titled “Product Revenues.”

	Three Months Ended
	December 31, 2005	January 1, 2005
Revenues from acquired businesses*	$6,677	$2,731
Percentage of total revenues	5.2%	2.3%

* Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Product revenues	$47,987	$53,266	(10%)
Product revenues as a percent of total revenues	38%	45%	---

The product revenue decline in the three month period ended December 31, 2005 was due to a decrease in software revenues. This decline is primarily the result of a comparison to unusually high software revenues reported in the three month period ended January 1, 2005 which was in part the result of a reorganization of our sales force announced during the three month period ended September 30, 2004, and completed during the three month period ended January 1, 2005. In addition, we experienced a higher proportion of revenues from existing customers in the three month period ended December 31, 2005, as compared to the comparable period in the prior year. Sales to existing customers typically result in lower product revenues per transaction. Another factor in the decline in product revenue is that we benefited less from product revenues attributable to acquired businesses in the three month period ended December 31, 2005 as compared to the same period in the prior year. Substantially all of our product revenue in each quarter results from orders received in that quarter. Therefore product revenues are subject to quarterly fluctuations relative to sales volume and the proportion of total revenues, based on the timing of transactions. Although product revenues from core business decreased in this quarter, we continue to see demand for our products and expect product revenues to increase, as compared to the same periods in the prior year, during the remainder of the 2006 fiscal year.

	Three Months Ended
	December 31, 2005	January 1, 2005
Product revenues from acquired businesses	$647	$1,579
Percentage of product revenues	1.3%	3.0%

Maintenance Revenues (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Maintenance revenues	$46,246	$38,668	20%
Maintenance revenues as a percent of total revenues	36%	33%	---

The increase in maintenance revenues in the three month period ended December 31, 2005 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of capacity upgrade licenses and add-on modules to existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price. Maintenance revenues in the three month period ended December 31, 2005 were also positively impacted by an increase in maintenance revenues associated with acquired businesses. The higher proportion of maintenance revenues to total revenues in the three month period ended December 31, 2005 was primarily due to maintenance revenues growing at a faster rate than product revenues.

	Three Months Ended
	December 31, 2005	January 1, 2005
Maintenance revenues from acquired businesses	$3,804	$652
Percentage of maintenance revenues	8.2%	1.7%

Professional Services Revenues (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Professional services revenues	$33,710	$26,342	28%
Professional services revenues as a percent of total revenues	26%	22%	---

The growth in professional services in the three month period ended December 31, 2005 was principally due to an increase in the capacity to deliver professional services, as well as an increase in the utilization rate experienced by our services organization. The expansion of our complementary product offerings, as well as an expansion of our professional consulting and value added professional services offerings also contributed to the increase in professional services. In addition, professional services revenue growth in the three month period ended December 31, 2005 was also positively impacted by an increase in professional services revenues associated with acquired businesses.

	Three Months Ended
	December 31, 2005	January 1, 2005
Professional services revenues from acquired businesses	$2,226	$500
Percentage of professional services revenues	6.6%	1.9%

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

Gross Profit/Gross Margin (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Product gross profit	$37,401	$41,893	(11%)
Stock-based compensation expenses	82	---	NM
Net product gross profit	$37,483	$41,893	(11%)
Service gross profit	$36,011	$30,318	19%
Stock-based compensation expenses	819	---	NM
Net service gross profit	$36,830	$30,318	21%
Total gross profit	$73,412	$72,211	2%
Stock-based compensation expenses	901	---	NM
Net total gross profit	$74,313	$72,211	3%
Net product gross margin	78%	79%	---
Net service gross margin	46%	47%	---
Net total gross margin	58%	61%	---

NM = Not meaningful

Total gross margin for the three month period ended December 31, 2005 declined as compared with the total gross margin for the comparable period in the prior year. Both product and service gross margins declined as compared to the three month period ended January 1, 2005. We anticipate total gross margin percentage will increase during the remainder of fiscal 2006, although, as compared to the prior year, we anticipate total gross margin percentage will continue to decrease in the second quarter and the remainder of the fiscal year, principally as a result of our expectation of a higher proportion of services revenues as compared to product revenues and lower services gross margin as discussed below.

Software gross margin increased in the three month period ended December 31, 2005 as compared to the comparable period in the prior year due to a lower proportion of product revenues associated with our customized software solutions (which typically generate a lower gross margin), and lower royalty costs associated with certain software products. This increase, however, was offset by a higher proportion of sales of our hardware. Product revenues from hardware typically generate lower gross margin than sales of software. We currently anticipate that our product gross margins for the remainder of Fiscal 2006 will increase when compared to the same period in the prior year.

Service gross margin in the three month period ended December 31, 2005 decreased as compared to service gross margin in the same period in the prior year. Although we experienced an increase in the utilization rate in the service organization in the three month period ended December 31, 2005 due to an increase in revenues associated with more efficient implementation methodologies, such as remote services, this increase was partially offset by a higher proportion of professional services revenues as compared to the same period in the prior year. Professional services typically carry a lower gross margin than maintenance services. In addition, an increase in costs related to account management positions and other non-revenue generating positions, also offset the positive impact on the services margin from the increased utilization rate. We expect that service gross margin for the balance of fiscal 2006 will be lower than the comparable periods in fiscal 2005 due to our continued investment in account management and other non-revenue generating positions and an expected higher proportion of professional services revenues, which typically carry a lower gross margin than maintenance services.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Net operating expenses	$63,796	$56,491	13%
Stock-based compensation expense	(3,013)	---	NM
Operating expenses net of stock-based compensation	$60,783	$56,491	8%
Operating expenses net of stock-based compensation as a % of total revenues	48%	48%	---

The increase in operating expenses net of stock-based compensation for the three month period ended December 31, 2005 was principally attributable to costs related to the implementation of our new information technology system (approximately $1.6 million), an increase in spending related to marketing programs (approximately $1.4 million), an increase in bad debt provisions (approximately $0.7 million), an increase in amortization expense related to intangible assets (approximately $0.4 million), offset by a decrease in spending related to outside engineering consultants ($0.4 million). The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Sales and marketing expenses	$38,772	$35,862	8%
Stock-based compensation expenses	(1,256)	---	NM
Net sales and marketing expenses	$37,516	$35,862	5%
Net sales and marketing expenses as a % of total revenues	29%	30%	---

The increase in net sales and marketing expense for the three month period ended December 31, 2005 was primarily attributable to an increase in spending related to marketing programs (approximately $1.4 million).

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Total Engineering, research and development spending	$16,290	$16,053	1%
Capitalized software development costs	(3,277)	(3,264)	--%
Engineering, research and development expenses	13,013	12,789	2%
Stock-based compensation expense	(783)	---	NM
Net engineering, research and development expenses	$12,230	$12,789	(4%)
Net engineering, research and development expenses as a % of total revenues	10%	11%	---

The decrease in net engineering, research and development spending for the three month period ended December 31, 2005 as compared to the comparable period in the prior year was primarily attributable to a decrease in spending related to the use of outside consultant resources (approximately $0.4 million) and a decrease in expenses related to compensation, overhead and support costs (approximately $0.1 million). Although engineering headcount has continued to increase and we continue to invest in engineering resources, the decrease in compensation related spending was due to a decrease in expenses related to management incentive compensation accruals as compared to the prior year. The management incentive compensation is corporate performance-based and fluctuates from quarter to quarter based on our overall financial performance. The significant product development efforts in the first three months of fiscal 2006 were principally related to further development and enhancement of the Workforce Central® suite, including Workforce HR™, Workforce Payroll™ software, Workforce Scheduler™ and Workforce Scheduler™ with Optimization, Altitude®, Total Care, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
General and administrative expenses	$11,977	$8,446	42%
Stock-based compensation expense	(974)	---	NM
Net general and administrative expenses	$11,003	$8,446	30%
General and administrative expenses as a % of total revenues	9%	7%	---

The increase in net general and administrative expenses in the three month period ended December 31, 2005 was primarily due to an increase in costs and lower capitalization of internal costs related to the implementation of our new information technology system (approximately $1.6 million), an increase in bad debt provisions (approximately $0.7 million) resulting from our periodic calculation of our bad debt reserve requirements, and an increase in professional fees related to audit fees and Sarbanes-Oxley compliance efforts (approximately $0.1 million).

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Amortization of intangible assets	$1,542	$1,096	41%
Amortization of intangible assets as a % of total revenues	1%	1%	---
Other income, net	1,508	1,702	(11%)
Other income, net as a % of total revenues	1%	1%	---

The increase in amortization of intangible assets in the three month period ended December 31, 2005, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions which were completed during the last twelve months. The decrease in other income, net in the three month period ended December 31, 2005 as compared to the same period in the prior year, is principally attributed to foreign exchange losses incurred during the three month period ended December 31, 2005 related to our inter-company balances with our foreign subsidiaries as a result of less favorable changes in foreign exchange rates as compared to the three month period ended January 1, 2005. We experienced foreign exchange gains during the three month period ended January 1, 2005.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 35.3% for the three month period ended December 31, 2005 as compared to 32.2% for the comparable period in the prior year. The provision for income taxes for the three month period ended December 31, 2005 was unfavorably impacted by the expiration on December 31, 2005 of the research and development credit and the impact of a permanent item related to the employee stock purchase plan expense under FAS 123R. The provision for income taxes for the three month period ended January 1, 2005 was favorably impacted as a result of the retroactive reinstatement of legislation related to certain research and development tax credits as well as the impact of certain research and development tax credits related to the AD OPT operations. We currently anticipate that the income tax rate will range approximately between 34 – 35% for the remainder of the fiscal year.

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. To be more in line with competitive practices, effective April 2, 2005, we completed the change in our business process to a process in which our customers are billed in arrears for professional services as the services are delivered, rather than being billed in advance of service delivery. As a result of this change, we have experienced and expect to continue to experience a short-term negative impact on our cash flow from operations. However, we do believe that this practice will ultimately generate more service revenues.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	December 31, 2005	September 30, 2005	Percent Change
Cash, cash equivalents and marketable securities (including short and long-term)	$155,461	$140,435	11%
Working capital	$21,548	$9,620	124%

The increase in cash, cash equivalents and marketable securities is primarily due to cash generated from operations, partially offset by cash paid for the repurchase of common stock, the purchase of property, plant, equipment and capitalized software development costs as well as cash paid for acquired businesses during the three month period ended December 31, 2005. The increase in working capital is primarily due to an increase in cash and short-term marketable securities balances, a decrease in accrued expenses and other current liabilities and a decrease in deferred professional services revenues. These factors were partially offset by a decrease in accounts receivable. A portion of our cash reserves is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Cash provided by operations	$23,032	$15,655	47%
Cash used for property, plant and equipment	($3,862)	($6,327)	(39%)
Cash used for acquisitions of businesses	($1,963)	($42,674)	(95%)
(Increase)/decrease in marketable securities	($4,133)	$26,238	(116%)
Net proceeds from exercise of stock options and employee stock purchase plans	$5,251	$7,790	(33%)
Repurchases of common stock	($6,378)	($3,834)	66%

The increase in cash provided by operations in the three month period ended December 31, 2005, as compared to the comparable period in the prior year, is primarily due to an increase in collections of accounts receivable during the three month period ended December 31, 2005 as compared to the comparable period in the prior year, and an increase in deferred product revenues as compared to the prior year. These factors are partially offset by a decrease in net income (which is partially offset by non-cash stock-based compensation charges), decreases in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered), a decrease in the rate of growth of deferred maintenance revenues, and a decrease in accounts payable and accrued compensation and other liabilities.

Our use of cash for property, plant and equipment in the three month period ended December 31, 2005 includes investments in information systems and infrastructure to improve and support our expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2006 in conjunction with the replacement of our information technology systems. To date, we have invested approximately $19.4 million (excluding internal personnel related costs) related to the replacement of our information technology systems of which $13.5 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel related costs) to range between $25.0 million and $27.0 million. Our use of cash for the acquisition of businesses in the three month period ended December 31, 2005 was principally related to the acquisition of Compu-Cash Systems on December 19, 2005. Our use of cash for the acquisition of businesses in the three month period ended January 1, 2005 was principally related to the acquisition of AD OPT on November 18, 2004. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005	Percent Change
Shares of common stock repurchased	141,750	78,394	81%
Cost of shares of common stock repurchased	$6,379	$3,834	66%

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

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years

Operating lease obligations	$44,671	$11,539	$14,917	$10,426	$7,789
Guaranteed payment obligations	3,479	3,245	234	---	---
Total	$48,150	$14,784	$15,151	$10,426	$7,789

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2005 for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at December 31, 2005, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at December 31, 2005, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

Actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Changes in stock option accounting rules may have a significant adverse affect on our operating results. We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or Statement 123 previously allowed companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ or Opinion No. 25, with pro forma disclosure of the impact on net income of using the fair value option exercise recognition method. We had previously elected to apply Opinion No. 25 and accordingly, had not recognized any compensation expense with respect to employee stock options through the end of fiscal 2005.

In December 2004, FASB issued FAS 123R, which is a revision of FASB Statement No. 123 and supercedes Opinion No. 25. FAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Adoption of FAS 123R will result in the recognition of stock compensation expense. We adopted FAS 123R on October 1, 2005, the beginning of our 2006 fiscal year. The actual impact on future periods will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. Our financial statements beginning with the first quarter of fiscal 2006 include stock-based compensation expense, as required by our adoption of FAS 123R. If we had used the fair value method to measure compensation related to stock awards to employees in periods prior to the three month period ended December 31, 2005, we would have incurred stock-based compensation expense. Refer to Note C of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details on the pro forma net income and stock compensation expense for the three month period ended January 1, 2005.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In the first three months of fiscal 2006, approximately 8% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

In the following table, we provide information about our purchases during the quarter ended December 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs

10/01/05-11/01/05	54,750	$42.76	54,750	248,726
11/02/05-12/02/05	45,250	$46.88	45,250	203,476
12/03/05-12/31/05	41,750	$45.90	41,750	161,726
Total:	141,750	$45.00	141,750	161,726

(1) We repurchased an aggregate of 141,750 shares of our common stock pursuant to the repurchase program that we publicly announced on May 13, 2005, which we refer to as the repurchase program.

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

KRONOS INCORPORATED

February 9, 2006	By	/s/ Paul A. Lacy
Paul A. Lacy
President and Chief Financial Officer
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