Form 10-Q
period 2006-04-01
KRONOS INC
filed 2006-05-11
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

As of May 5, 2006, 32,049,795 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and
	Six Months Ended April 1, 2006 and April 2, 2005	1

	Condensed Consolidated Balance Sheets at April 1, 2006
	and September 30, 2005	2

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended April 1, 2006 and April 2, 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures

PART I.   FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net revenues:
Product	$59,038	$46,317	$107,025	$99,583
Maintenance	47,233	42,451	93,479	81,119
Professional services	37,252	31,853	70,962	58,195

	143,523	120,621	271,466	238,897
Cost of sales:
Costs of product	14,883	11,651	25,469	23,024
Costs of maintenance	14,746	11,023	28,766	22,123
Costs of professional services	30,585	26,079	60,510	49,671

	60,214	48,753	114,745	94,818

Gross profit	83,309	71,868	156,721	144,079
Operating expenses and other income:
Sales and marketing	42,395	34,616	81,167	70,478
Engineering, research and development	13,910	12,027	26,923	24,816
General and administrative	12,105	8,546	24,082	16,992
Amortization of intangible assets	1,665	1,194	3,207	2,290
Other income, net	(1,857)	(1,611)	(3,365)	(3,313)

	68,218	54,772	132,014	111,263
Income before income taxes	15,091	17,096	24,707	32,816
Provision for income taxes	5,237	5,873	8,629	10,935

Net income	$9,854	$11,223	$16,078	$21,881

Net income per common share:
Basic	$0.31	$0.35	$0.50	$0.69

Diluted	$0.31	$0.34	$0.50	$0.67

Weighted-average common shares outstanding:
Basic	31,919,542	31,910,961	31,854,544	31,741,255

Diluted	32,251,370	32,835,874	32,261,262	32,716,724

Stock-based compensation expense included in the above captions:
Costs of product	$97	$--	$179	$--
Costs of maintenance	290	--	589	--
Costs of professional services	676	--	1,196	--
Sales and marketing	1,400	--	2,656	--
Engineering, research and development	887	--	1,670	--
General and administrative	1,175	--	2,149	--

	$4,525	$--	$8,439	$--

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
UNAUDITED

	April 1, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$62,978	$43,492
Marketable securities	51,812	37,078
Accounts receivable, less allowances of $10,584
at April 1, 2006 and $11,156 at September 30, 2005	110,650	120,746
Deferred income taxes	8,267	10,937
Other current assets	20,343	20,142

Total current assets	254,050	232,395
Marketable securities	48,366	59,865
Property, plant and equipment, net	57,973	56,158
Customer related intangible assets	30,826	31,085
Other intangible assets	15,270	15,818
Goodwill	150,691	142,665
Capitalized software, net	22,862	23,092
Other assets	22,399	18,348

Total assets	$602,437	$579,426

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,995	$9,013
Accrued compensation	41,002	43,379
Accrued expenses and other current liabilities	24,648	27,877
Deferred product revenues	2,722	3,938
Deferred professional service revenues	26,661	36,530
Deferred maintenance revenues	112,218	102,038

Total current liabilities	216,246	222,775
Deferred maintenance revenues	7,744	4,921
Deferred income taxes	12,102	15,261
Other liabilities	4,715	4,435
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares,
no shares issued and outstanding	--	--
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 32,079,145 and
31,724,460 shares issued at April 1, 2006 and September 30, 2005 respectively	321	317
Additional paid-in capital	66,456	52,802
Retained earnings	294,073	277,995
Accumulated other comprehensive income:
Foreign currency translation	1,204	1,307
Net unrealized (loss) on available-for-sale investments	(424)	(387)

	780	920
Total shareholders' equity	361,630	332,034

Total liabilities and shareholders' equity	$602,437	$579,426

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
UNAUDITED

	Six Months Ended
	April 1, 2006	April 2, 2005
Operating activities:
Net income	$16,078	$21,881
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	8,001	6,245
Amortization of intangible assets	3,605	2,290
Amortization of capitalized software	7,132	6,825
Provision for deferred income taxes	(534)	1,727
Stock based compensation	8,439	--
Changes in certain operating assets and liabilities:
Accounts receivable, net	8,631	7,394
Deferred product revenues	(1,470)	(4,163)
Deferred professional service revenues	(11,832)	(4,039)
Deferred maintenance revenues	11,976	2,638
Accounts payable, accrued compensation
and other liabilities	(2,995)	(7,416)
Taxes payable	4,484	(4,936)
Tax benefit from exercise of stock options	(5,267)	11,126
Other	(1,959)	(3,525)

Net cash and equivalents provided by operating activities	44,289	36,047
Investing activities:
Purchase of property, plant and equipment	(9,911)	(14,853)
Capitalized internal software development costs	(6,901)	(7,238)
(Increase) decrease in marketable securities	(3,235)	17,129
Acquisitions of businesses and software, net of cash acquired	(8,592)	(52,488)

Net cash and equivalents used in investing activities	(28,639)	(57,450)
Financing activities:
Net proceeds from exercise of stock options and
employee purchase plans	13,120	18,584
Tax benefit from exercise of stock options	5,267	--
Repurchase of common stock	(14,112)	(10,398)

Net cash and equivalents provided by financing activities	4,275	8,186
Effect of exchange rate changes on cash and equivalents	(439)	957

Increase (decrease) in cash and equivalents	19,486	(12,260)
Cash and equivalents at the beginning of the period	43,492	45,877

Cash and equivalents at the end of the period	$62,978	$33,617

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2005. The results of operations for the six months ended April 1, 2006 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified $2.0 million of accrued liabilities which were classified as accounts payable on the September 30, 2005 balance sheet to accrued expenses and other current liabilities to conform with current period presentation.

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

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). No stock-based compensation cost was recognized in the Statement of Income for the three and six-month periods ended April 2, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the three and six-month periods ended April 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, the Company’s income before income taxes and net income for the three-month period ended April 1, 2006, are $4.5 million and $3.2 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Income before income taxes and net income for the six-month period ended April 1, 2006, are $8.4 million and $5.8 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share would have been $0.41 and $0.40 for the three-month period ended April 1, 2006 and $0.69 and $0.68 for the six-month period ended April 1, 2006, if the Company had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.31 and $0.50 for the three and six-month periods ended April 1, 2006, respectively.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.3 million tax benefit from the exercise of stock options classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted FAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period:

Three Months Ended		Six Months Ended
	April 2, 2005	April 2, 2005

Net income, as reported	$11,223	$21,881
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	---	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,053)	(5,598)

Pro forma net income	$ 8,170	$16,283

Earnings per share:
Basic—as reported	$0.35	$0.69
Basic—pro forma	$0.26	$0.51

Diluted—as reported	$0.34	$0.67
Diluted—pro forma	$0.25	$0.50

On April 1, 2006, the Company had two share-based compensation plans, which are described below (together, the “Plans”). The compensation cost that has been charged against income for the Plans during the three and six month periods ended April 1, 2006 was approximately $4.5 million and $8.4 million, respectively. The total income tax benefit recognized in the income statement for the three and six month periods ended April 1, 2006 for share-based payments was approximately $1.4 million and $2.6 million, respectively.

Stock Award Plan: In February 2005, the stockholders approved amendments to the 2002 Stock Incentive Plan (“Award Plan”), which was previously adopted in February 2002 and amended in February 2004. The amendments enable the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the Award Plan, including stock options, restricted stock, and restricted stock units, as and when they deem necessary. The Award Plan permits the award of up to 5,000,000 stock options. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted under the Award Plan during the three and six month periods ended April 1, 2006 and during the fiscal years of 2005, 2004, 2003 and 2002 are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. Restricted stock units granted under the Award Plan during the three and six month periods ended April 1, 2006 are exercisable in equal installments over a four-year period beginning one year from the date of grant.

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

The fair value of each option award issued under the Plans is estimated on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Six Month Period Ended
	April 1, 2006	April 2, 2005
Expected Volatility	41.8%	50.3%
Expected Term	3.42 years	4.0 years
Risk Free Interest Rate	4.39%	3.38%
Dividend Yield	0.0%	0.0%

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

A summary of option activity under the Award Plan as of April 1, 2006, and changes during the six month period then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	3,362	$33.80
Granted*	852	47.80
Exercised	(614)	19.05
Canceled*	(56)	41.43
Outstanding at April 1, 2006	3,544	$39.61	2.7 years	$13,407
Exercisable at April 1, 2006	1,105	$33.71	2.0 years	$7,499

*Does not include restricted stock units. The restricted stock units were granted with an exercise price of $0.01, and vest equally on an annual basis over a four year period. The market price of the Company’s common stock on the date of grant was $48.22. A summary of restricted stock unit activity under the Award Plan as of April 1, 2006, and the changes during the six month period then ended is presented below:

Restricted Stock Units	Shares (000s)
Outstanding at September 30, 2005	---
Granted	70
Exercised	---
Canceled	(1)
Outstanding at April 1, 2006	69
Exercisable at April 1, 2006	---

The weighted-average grant-date fair value of options, estimated using a Black-Scholes based option pricing model, granted during the three and six month periods ended April 1, 2006 was $17.10 for both periods. For the three and six month periods ended April 2, 2005, the weighted-average grant-date fair value was $22.26 and $20.71, respectively. The total intrinsic value of options exercised was approximately $6.7 million and $14.5 million for the three and six month periods ended April 1, 2006 and $16.0 million and $31.6 million for the three and six month periods ended April 2, 2005.

A summary of the status of the Company’s nonvested stock options as of April 1, 2006, and changes during the period then ended, is presented below:

Nonvested Shares	Shares (000s)	Weighted-Average Grant- Date Fair Value*
Nonvested at October 1, 2005	2,718	$16.07
Granted	852	17.10
Vested	(1,075)	13.69
Forfeited	(56)	17.36
Nonvested at April 1, 2006	2,439	$17.45

* Estimated using a Black-Scholes based option pricing model.

As of April 1, 2006, there was approximately $38.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans, including compensation cost related to stock options, restricted stock units and stock purchase plan shares. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the three and six month periods ended April 1, 2006 was $0.8 million and $14.7 million, respectively. The compensation cost related to stock options, restricted stock units and stock purchase plan shares is recognized ratably over the vesting periods.

Cash received from option exercise under the Plans for the three and six month periods ended April 1, 2006 was $7.9 million and $13.1 million, respectively. For the three and six month period ended April 2, 2005 the total cash received from option excercises was $10.8 million and $18.6 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2.6 million and $5.3 million for the three and six month periods ended April 1, 2006, respectively. For the three and six month period ended April 2, 2005, the tax benefit realized for the tax deductions from option exercises was $5.7 million and $11.1 million, respectively.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises. The Company repurchased 197,500 shares of its common stock during the three month period ended April 1, 2006 and 339,250 shares of its common stock during the six month period ended April 1, 2006. Under the Company’s current repurchase program up to an additional 714,226 shares may be repurchased.

NOTE D - Other Current Assets

Other current assets consists of the following (in thousands):

	April 1, 2006	September 30, 2005

Inventory	$ 4,230	$ 4,995
Prepaid expenses	16,113	15,147
Total	$ 20,343	$ 20,142

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (dollars in thousands). Due to the timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of April 1, 2006:

Intangible assets:
Customer related	9.8	$47,144	$16,318	$30,826

Maintenance relationships	11.9	10,102	3,136	6,966

Non-compete agreements	3.7	6,201	4,759	1,442

Technology	9.6	7,956	1,094	6,862

Total intangible assets		$71,403	$25,307	$46,096

As of September 30, 2005:

Intangible assets:
Customer related	9.8	$45,452	$14,367	$31,085

Maintenance relationships	12.0	9,492	2,739	6,753

Non-compete agreements	3.7	5,860	4,055	1,805

Technology	10.0	7,956	696	7,260

Total intangible assets		$68,760	$21,857	$46,903

For the three months ended April 1, 2006 and April 2, 2005, the amount of goodwill acquired is $3.4 million and $13.2 million, respectively. The amount of goodwill acquired during the six months ended April 1, 2006 and April 2, 2005 is $7.8 million and $40.8 million, respectively. The Company has approximately $150.7 million and $142.7 million of goodwill recorded on its balance sheet as of April 1, 2006 and September 30, 2005, respectively.

For the three months ended April 1, 2006 and April 2, 2005, the Company recorded amortization expense for intangible assets of $2.1 million and $1.2 million, respectively. The Company recorded $3.6 million and $2.3 million of amortization expense for intangible assets for the six months ended April 1, 2006 and April 2, 2005, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense

2006	$7,024
2007	6,454
2008	6,282
2009	5,608
2010	4,931
2011	4,543

NOTE F – Acquisitions

On January 17, 2006, the Company purchased the outstanding shares of common stock of Timeworks Inc. (“Timeworks”). The aggregate consideration paid, which includes actual cash paid (approximately $5.0 million) and the liabilities assumed (approximately $0.1 million), was approximately $5.1 million. Timeworks was formerly a provider of time and labor software solutions. The amounts allocated to identifiable intangible assets and goodwill are approximately $1.8 million and $3.3 million, respectively. The goodwill recognized is deductible for income tax purposes over a 15 year amortization period. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by September 30, 2006. The results of Timeworks’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for Timeworks, the Company expects to enhance its time and labor solutions. The deferred revenue related to the maintenance revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recorded as the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-03”).

On December 19, 2005, the Company assumed certain assets, liabilities and the ongoing business operations of Compu Cash, Systems. (“Compu Cash”), the former Nevada-based Kronos reseller. The aggregate consideration paid, which includes actual cash paid (approximately $2.2 million) and the liabilities assumed (approximately $0.1 million), was approximately $2.3 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $1.0 million and $1.3 million, respectively. The goodwill recognized is deductible for income tax purposes over a 15 year amortization period. The results of Compu Cash’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since December 19, 2005. Compu Cash was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from Compu Cash’s customers. The deferred revenue related to the maintenance revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recorded as the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-03”).

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

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The goodwill recognized is deductible for income tax purposes, over a 15 year amortization period. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

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

	Three Months Ended	Six Months Ended
Unaudited	April 2, 2005	April 2, 2005

Total revenues	$120,621	$242,751
Net income	11,223	22,692
Earnings per share – basic	$0.35	$0.71
Earnings per share – diluted	$0.34	$0.69

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

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of April 1, 2006, the Company was obligated to pay $2.3 million in guaranteed payments. These payments will be made at various dates through fiscal 2008. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2006 and 2009. During the three and six months ended April 1, 2006, there were no contingent payments earned. During the three months ended April 2, 2005, there were $80,000 of contingent payments earned, all of which was recorded as compensation expense. During the six months ended April 2, 2005 there were $207,000 of contingent payments earned of which $108,000 were recorded as goodwill. The remainder was recorded as compensation expense.

NOTE G – Comprehensive Income

For the three and six months ended April 1, 2006 and April 2, 2005, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Comprehensive income:

Net income	$9,854	$11,223	$16,078	$21,881

Cumulative translation adjustment	--	(541)	(103)	200

Unrealized loss on available-for-sale Securities	(4)	(416)	(37)	(808)

Total comprehensive income	$9,850	$10,266	$15,938	$21,273

NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Net income	$9,854	$11,223	$16,078	$21,881

Weighted-average shares	31,919,542	31,910,961	31,854,544	31,741,255

Effect of dilutive securities:

Employee stock options and awards	331,828	924,913	406,718	975,469

Adjusted weighted-average shares and assumed conversions	32,251,370	32,835,874	32,261,262	32,716,724

Basic earnings per share	$0.31	$0.35	$0.50	$0.69

Diluted earnings per share	$0.31	$0.34	$0.50	$0.67

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

SUMMARY:
	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Product revenues	$59,038	$46,317	27%	$107,025	$99,583	7%
Maintenance revenues	47,233	42,451	11%	93,479	81,119	15%
Professional services revenues	37,252	31,853	17%	70,962	58,195	22%
Total revenues	$143,523	$120,621	19%	$271,466	$238,897	14%
Net income	$9,854	$11,223	(12%)	$16,078	$21,881	(27%)
Earnings per share - basic	$0.31	$0.35	(11%)	$0.50	$0.69	(28%)
Earnings per share - diluted	$0.31	$0.34	(9%)	$0.50	$0.67	(25%)

Total revenues in the three and six month periods ended April 1, 2006 increased 19% and 14%, respectively, over the comparable periods in fiscal 2005. The growth was primarily attributable to revenues from our core business, which excludes revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters. The growth quarter over quarter was due to a 27% increase in product revenues as well as increases of 11% and 17%, respectively, in maintenance and professional services revenues. Product revenues increased 7% in the six month period ended April 1, 2006 as compared to the same period in 2005, and maintenance and professional service revenues increased 15% and 22%, respectively, during that same period.

Net income in the second quarter of fiscal 2006 decreased 12% to $9.9 million from $11.2 million in the prior year quarter, with earnings per share decreasing to $0.31 from $0.34 per diluted share. Net income in the first six months of fiscal 2006 decreased 27% to $16.1 million from $21.9 million in the prior year, with earnings per share decreasing to $0.50 from $0.67 per diluted share. The decrease in net income as compared to the prior year was primarily due to the recording of stock-based compensation during the three and six month periods ended April 1, 2006 related to our adoption of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, on October 1, 2005. These costs were approximately $3.2 million and $5.8 million, respectively, net of tax benefits.

Regarding expectations for the third quarter and the remainder of fiscal 2006, we presently anticipate revenue in the range of $145 – $149 million for the third quarter and $577 – $584 million for fiscal 2006, with diluted earnings per share in the range of $0.32 – $0.36 for the third quarter of fiscal 2006 and $1.35 – $1.43 for the entire fiscal 2006. We expect that the impact of FAS 123R (including outstanding, unvested awards and new stock and stock-based awards) will be approximately $0.10 per diluted share for the third quarter and $0.37 for the entire fiscal 2006. We expect amortization of intangible assets to be approximately $0.03 per diluted share for the third quarter of fiscal 2006 and $0.14 per diluted share for the entire fiscal 2006.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts and Sales Returns Allowance

•	Valuation of Intangible Assets and Goodwill

•	Capitalization of Software Development Costs

•	Income Taxes

•	Business Combinations

•	Stock-Based Compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

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

Although these factors are governed by specific and detailed rules and guidelines related to revenue recognition, there is often a significant amount of judgment involved in determining the amount of revenue to be recognized for a specific customer arrangement as well as the timing of that revenue. Areas most often affected are:

•	Determining whether the fee is fixed or determinable
•	Determining whether collectibility is probable
•	When multiple elements exist and there is an undelivered element:

•	determining whether undelivered elements are non-essential
•	determining whether vendor-specific objective evidence of fair value for each separate undelivered element exists
•	determining vendor specific objective evidence

•	determining the amount of revenue to be recognized on shipment and
•	determining the timing of the recognition of any revenue that is deferred
•

in addition, we may change our pricing models in the future, which could result in a different fair value assignment for undelivered elements. This could cause our future revenue recognition to differ significantly from our historical results.

We base our judgment on the specific facts and circumstances of the arrangements and our general experience in addressing these subjective factors. Historically, our estimates and assumptions have been accurate and we do not anticipate that this will change significantly in the near future. However, if our estimates and assumptions are inaccurate in any period, it could have a material adverse affect on our results of operations.

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

Our arrangements with end-user customers and indirect channel customers do not include any contractual rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. Our arrangements with end-user customers generally include our standard acceptance provision. Our standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet our published technical specifications. Generally, we determine that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

If the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classifies this revenue as deferred revenue. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date. Revenue that is deferred due to a substantive acceptance provision is recognized, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

If the payment terms for an arrangement are considered extended, other than those arrangements that are financing arrangements as discussed below, we defer revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts, both product and services, related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as we have determined that these amounts do not represent either a receivable or deferred revenue until the payment becomes due.

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

As a result of our acquisition of AD OPT Technologies, Inc., or AD OPT, completed on November 18, 2004 and 3i Systems, completed on September 21, 2004, we have begun to provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues. The significant amount of estimation that is involved with percentage-of-completion accounting can have a material impact on the amounts of revenue and related expenses that are reported in our consolidated financial statements. A number of factors can affect these estimates such as labor rates, utilization and efficiency variances and contract change orders by the customer.

In accordance with FASB Technical Bulletin No. 79-10, “Fiscal Funding Clauses in Lease Agreements”, SOP 97-2 requires that all arrangements with governmental entities containing “fiscal funding” provisions be evaluated to determine the probability of contract cancellation. Some of the factors that we evaluate are our history with this customer and similar customers in other fiscal funding transactions as well as the governmental unit’s financial condition and past practices.

Allowance for Doubtful Accounts and Sales Returns Allowance – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by us after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required and our future results could be materially affected. Historically, there has not been a significant amount of deviation between our estimates and actual results and we do not anticipate that this will change in the future.

In addition, we maintain a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by us using estimates based on historical experience. If we experience an increase in sales returns and adjustments, additional allowances and charges against revenue may be required. Estimates used to establish the allowance for doubtful accounts and sales returns allowance have been consistently applied. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected. Historically, we have not seen a significant amount of deviation between our estimates and actual results and we do not anticipate that this will change in the future.

Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit for which goodwill is attributable to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. Determining these amounts is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected cash flows, risk-adjusted discount rates as well as future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. However, a 100 basis point increase in the assumed discount rate, which is a significant assumption that affects terminal value and the net present value of the cash flows, would not have a material effect on our financial statements . If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2005 we completed the annual testing of the impairment of goodwill, and as a result of those tests, we concluded that no impairment of goodwill existed as of July 3, 2005, the annual goodwill impairment measurement date for fiscal 2005.  In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable.  Therefore, no impairment charges have been recorded in the three or six months ended April 1, 2006.

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

Capitalized software development costs are stated at the lower of amortized cost or net realizable value, using management’s best estimates and appropriate assumptions and projections at that time. Upon review, if it is determined that the carrying value exceeds net realizable value the asset is written down, which could materially affect our future results. However, a 10% reduction in our estimated net realizable value would not have a material effect on our financial statements. Historically, we have not seen a significant amount of deviation between our estimates and actual results and no write-downs have been necessary. We do not anticipate that this will change in the future.

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. We have determined, due to the scope of the project and based on the expected estimated economic life of the software, that the capitalized costs related to the current replacement of our information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $18.6 million (including internal personnel related costs) in costs associated with the replacement of information technology systems since the start of this project in fiscal 2004, and anticipate capitalizing approximately $3.3 million in additional costs for the balance of fiscal 2006.

Income Taxes – We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. When necessary, we record a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Significant judgment and estimates are used in determining our income tax assets and liabilities as well as our income tax provision. The interim tax provision is dependent on the forecast of consolidated current year earnings, tax credits and other permanent items, the most significant of which are meals and entertainment, the deduction for qualified production activities, permanent effects of FAS 123R and tax free interest income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made. Additionally, although we believe that our estimates are reasonable, no assurance can be given that our final tax outcome will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made. Historically, we have not seen a significant amount of deviation between our estimates and actual rates and we do not anticipate that this will change in the future.

Business Combinations - In accordance with SFAS No. 141, “Business Combinations”, we are required to allocate the purchase price of acquired companies to the tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. For our more significant acquisitions, these fair values are determined with the assistance of a third-party valuation firm and require us to make significant estimates and assumptions, especially with respect to intangible assets. The estimates are based on historical experience, in combination with information obtained from the management of the acquired companies, and we believe them to be reasonable at the time they are made. However, these estimates are inherently uncertain, and if unanticipated events and/or circumstances should occur they may affect the accuracy or validity of these assumptions and estimates. We also make significant estimates when determining the useful lives of our intangible assets, based on the expected period over which we anticipate generating economic benefits from these assets. Changes to any of these judgments, estimates and assumptions could materially affect the fair values of these assets and require us to record an impairment loss, which could have a material affect on our future results. Historically, we have not seen a significant amount of deviation between our estimates and actual results and we do not anticipate that this will change in the future.

Stock-Based Compensation - On October 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

We estimate the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model. Various assumptions are used in these estimations, including:

•	Expected volatility, which is based on historical volatility of our stock
•	Expected option term, which is based on our historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life
•	Risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant
•	Forfeiture rate

A 10% unfavorable change in expected volatility and option term, which represent the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.

Prior to adopting FAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). We have applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated.

The implementation of FAS 123R has had no adverse affect on our balance sheet or total cash flows, but it does impact our operating expenses, net income and earnings per share. Because we are not restating periods prior to adoption, comparability between periods has been affected. Additionally, management uses estimates of and assumptions about forfeiture rates, volatility and interest rates to calculate stock-based compensation. Changing these estimates could materially affect our operating results.

Results of Operations

Revenues. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services as well as ongoing customer support and maintenance.

Total Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Total revenues	$143,523	$120,621	19%	$271,466	$238,897	14%

Revenue growth in the three month period ended April 1, 2006 was primarily related to product revenue growth (a 27% increase), with significant increases in services revenue (11% in maintenance and 17% in professional services) as well. Overall our core business, which excludes revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters, increased 22% during this three month period. The increase in product revenue was primarily the result of an increase in sales of our hardware products; sales of software also increased during the period but to a lesser extent. The increase in demand for our maintenance and professional services solutions was principally related to the continued expansion of our installed customer base, continued innovation of our existing products, introduction of new products and the success of our implementation methodology. Revenue growth in the six month period ended April 1, 2006 principally related to maintenance and professional services (increases of 15% and 22%, respectively). Product revenues also contributed, increasing 7% over the same period in the prior year. Overall, revenues from our core business as well as from acquired businesses grew during this period.

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenues from acquired businesses*	$3,942	$6,644	$10,619	$9,375
Percentage of total revenues	2.7%	5.5%	3.9%	3.9%

* Revenues from acquired businesses are revenues generated from customers during the applicable periods noted above that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Product revenues	$59,038	$46,317	27%	$107,025	$99,583	7%

Product revenues as a percent of total revenues	41%	38%	---	39%	42%	---

The product revenue increase in the three month period ended April 1, 2006 was related to our core business. The increase in product revenues was primarily the result of an increase in revenues associated with sales of our hardware products (approximately $7.9 million). This increase was primarily driven by a one-time, sales incentive-related, promotional terminal upgrade program which resulted in approximately $6.0 million in sales of our Kronos 4500 terminals to customers who were using our legacy products. An increase in software revenue (approximately $4.5 million) also contributed significantly to this increase. Also contributing to the increase in product revenues in the three month period ended April 1, 2006 was an unusually low quarter for product revenues in the three month period ended April 2, 2005. These unusually low product revenues were primarily due to a delay in orders from our reseller channels and the effect of the reorganization of our sales force completed during the first fiscal quarter of 2005. The increase in product revenues for the six month period ended April 1, 2006 over the prior year was primarily related to an increase in hardware sales of $8.8 million, or 28% increase, offset by a decrease in software sales (approximately $1.3 million or 2%). Substantially all of our product revenue in each quarter results from orders received in that quarter. Therefore, product revenues are subject to quarterly fluctuations relative to sales volume and the proportion of total revenues, based on the timing of transactions.

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Product revenues from acquired businesses	$---	$3,215	$647	$4,794
Percentage of product revenues	---	6.9%	0.6%	4.8%

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Maintenance revenues	$47,233	$ 42,451	11%	$93,479	$81,119	15%
Maintenance revenues as a percent of total revenues	33%	35%	---	34%	34%	---

The increase in maintenance revenues in the three and six month periods ended April 1, 2006 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of capacity upgrade licenses and add-on modules to existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price. Maintenance revenues in the six month period ended April 1, 2006 were also positively impacted by an increase in maintenance revenues associated with acquired businesses, although these revenues decreased slightly in the second quarter. Maintenance revenues in relation to total revenues in the three month period ended April 1, 2006 declined primarily due to the large increase in product revenue. Maintenance revenues in relation to total revenues in the six month period ended April 1, 2006 was consistent with the same period from the prior fiscal year.

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Maintenance revenues from acquired businesses	$1,818	$2,420	$5,622	$3,072
Percentage of maintenance revenues	3.8%	5.7%	6.0%	3.8%

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Professional services revenues	$37,252	$31,853	17%	$70,962	$58,195	22%
Professional services revenues as a percent of total revenues	26%	26%	---	26%	24%	---

The growth in professional services in the three and six month periods ended April 1, 2006 was principally due to an increase in the capacity to deliver professional services, as well as an increase in the utilization rate experienced by our services organization due to more efficient implementation methodologies, such as remote services. The expansion of our complementary product offerings, as well as an expansion of our professional consulting and value added professional services offerings also contributed to the increase in professional services. In addition, professional services revenue growth in the three and six month periods ended April 1, 2006 was positively impacted by an increase in professional services revenues associated with acquired businesses.

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Professional services revenues from acquired businesses	$2,124	$1,009	$4,350	$1,509

Percentage of professional services revenues	5.7%	3.2%	6.1%	2.6%

Gross Profit. Gross profit is the net result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, including stock-based compensation, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs and acquired technology, as well as the cost of royalties paid to third-parties for certain products. Service cost of sales primarily consists of salaries, facilities and related expenses for service personnel, including stock-based compensation, as well as the cost of maintenance contracts paid to third-parties for certain products. As the costs incurred related to the development of our products cannot be segregated between development for existing customers and new customers, the cost of developing unspecified product upgrades, which are received by our customers who maintain a current maintenance program, are included in Net Operating Expenses as Engineering, Research and Development Costs.

	Three Months Ended			Six Months Ended

	April 1,	April 2,	Percent	April 1,	April 2,	Percent
	2006	2005	Change	2006	2005	Change
Product gross profit	$44,155	$34,666	27%	$81,556	$76,559	7%
Stock-based compensation expenses included in product gross profit	$97	---	NM	$179	---	NM

Maintenance gross profit	$32,487	$31,428	3%	$64,713	$58,996	10%
Stock-based compensation expenses included in maintenance gross profit	$290	---	NM	$589	---	NM

Professional Services gross profit	$6,667	$5,774	15%	$10,452	$8,524	23%
Stock-based compensation expenses included in professional services gross profit	$676	---	NM	$1,196	---	NM

Service gross profit	$39,154	$37,202	5%	$75,165	$67,520	11%
Stock-based compensation expenses included in service gross profit	$966	---	NM	$1,785	---	NM

Total gross profit	$83,309	$71,868	16%	$156,721	$144,079	9%
Stock-based compensation expenses included in total gross profit	$1,063	---	NM	$1,964	---	NM

Product gross margin	75%	75%	---	76%	77%	---
Maintenance gross margin	69%	74%	---	69%	73%	---
Professional services gross margin	18%	18%	---	15%	15%	---
Service gross margin	46%	50%	---	46%	48%	---
Total gross margin	58%	60%	---	58%	60%	---

NM = Not meaningful

Total gross margin for the three and six month periods ended April 1, 2006 declined as compared with the total gross margin for the comparable periods in the prior year. In the three months ending April 1, 2006, product gross margins were consistent with the prior period while service gross margins declined as compared to the three month period ended April 2, 2005. Both product and service gross margins declined in the six month period ended April 1, 2006 as compared to the six month period ended April 2, 2005. We anticipate that the total gross margins will increase sequentially during the remainder of fiscal 2006. As compared to the prior year, we anticipate total gross margin will continue to decrease for the remainder of the fiscal year, principally as a result of our expectation of a higher proportion of services revenues which typically generate lower gross margins than product revenues.

Product gross margin, which consists of hardware and software revenue and costs, remained consistent in the three month period ended April 1, 2006 as compared to the same period in the prior fiscal year. These margins decreased slightly in the six month period ended April 1, 2006 as compared to the same period in the prior year. Although software gross margin increased in the three and six month periods ended April 1, 2006 due to a lower proportion of product revenues associated with our customized software solutions (which typically generate a lower gross margin), this positive impact was offset in the three and six month periods ending April 1, 2006 by lower margins resulting from the one-time, sales incentive-related, promotional terminal upgrade program in the second quarter, an accrual related to a loss associated with a strategic customer contract as well as stock-based compensation. This contract is being accounted for using the completed contract basis under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and includes customer specific feature development as well as core development to be included in our product offerings. As the expected costs of this project exceed our expected revenue, as provided for in SOP 81-1, we have accrued the loss (approximately $2.1 million), as a component of Costs of Product. When this project is completed, we expect to have a much more advanced, more configurable, less costly product to support our scheduling applications. We currently anticipate that our product gross margins for the remainder of Fiscal 2006 will increase when compared to the same period in the prior year.

Maintenance gross margin in the three and six month periods ended April 1, 2006 decreased as compared to maintenance gross margin in the same periods in the prior year primarily due to stock-based compensation as well as increased costs associated with account management positions, which are allocated to our maintenance line of business.

Professional services gross margin in the three and six month periods ended April 1, 2006 remained consistent as compared to professional services gross margin in the same periods in the prior year. We experienced an increase in the utilization rate in the service organization during these periods due to an increase in revenues associated with more efficient implementation methodologies, such as remote services, which was offset by stock-based compensation and an increase in costs related to our continued investment in account management positions and other non-revenue generating positions, which are allocated to this line of business.

We expect that gross margin for maintenance as well as professional services for the balance of fiscal 2006 will be lower than the comparable periods in fiscal 2005 due to stock-based compensation and our continued investment in account management and other non-revenue generating positions.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets, stock-based compensation and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Net operating expenses	$68,218	$54,772	25%	$132,014	$111,263	19%

Stock-based compensation included in net operating expenses	$3,462	---	NM	$6,475	---	NM
Net operating expenses as a % of total revenues	48%	45%	---	49%	47%	---

NM = Not meaningful

The increase in operating expenses for the three and six month periods ended April 1, 2006 was principally attributable to an increase in stock-based compensation expense (approximately $3.5 million and $6.5 million, respectively), compensation, overhead and support costs (approximately $7.2 million and $6.2 million, respectively), costs related to the implementation of our new information technology system (approximately $1.4 million and $3.0 million, respectively), an increase in spending related to marketing programs (approximately $0.9 million and $2.3 million, respectively), and an increase in bad debt provisions (approximately $0.7 million in the six months ended April 1, 2006). The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, including stock-based compensation, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change

Sales and marketing expenses	$42,395	$34,616	22%	$81,167	$70,478	15%

Stock-based compensation included in sales and marketing expenses	$1,400	---	NM	$2,656	---	NM
Sales and marketing expenses as a % of total revenues	30%	29%	---	30%	30%	---

NM = Not meaningful

The increase in net sales and marketing expense for the three and six month periods ended April 1, 2006 was primarily attributable to an increase in expenses related to compensation, overhead and support costs (approximately $5.2 million and $4.0 million, respectively), which includes higher commission costs associated with our sales incentive-related, promotional terminal upgrade program, the hiring of additional personnel and increases in salaries and fringe benefits due to annual salary increases, stock-based compensation (approximately $1.4 million and $2.7 million, respectively), and an increase in spending related to marketing programs (approximately $0.9 million and $2.3 million, respectively).

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, including stock-based compensation, as well as costs associated with training and third-party consulting. (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Total engineering, research and development spending	$17,534	$16,001	10%	$33,824	$32,054	6%
Capitalized software development costs	(3,624)	(3,974)	(9%)	(6,901)	(7,238)	(5%)
Engineering, research and development expenses	$13,910	$12,027	16%	$26,923	$24,816	8%
Stock-based compensation included in engineering, research and development expenses	$887	---	NM	$1,670	---	NM
Engineering, research and development expenses as a % of total revenues	10%	10%	---	10%	10%	---

NM = Not meaningful

The increase in engineering, research and development spending for the three and six month periods ended April 1, 2006 as compared to the same periods in the prior year was primarily attributable to an increase in expenses related to compensation, overhead and support costs (approximately $1.2 million and $1.2 million, respectively), which includes the hiring of additional personnel and increases in salaries and fringe benefits due to annual salary increases, and stock-based compensation ($0.9 million and $1.7 million, respectively), partially offset by a decrease in spending related to the use of outside consultant resources (approximately $0.3 million and $0.7 million, respectively). The significant product development efforts in the first six months of fiscal 2006 were principally related to further development and enhancement of the Workforce Central® suite, including Workforce HR™, Workforce Payroll™ software, Workforce Scheduler™ and Workforce Scheduler™ with Optimization, Altitude®, Total Care, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses, including stock-based compensation, for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
General and administrative expenses	$12,105	$8,546	42%	$24,082	$16,992	42%
Stock-based compensation included in general and administrative expenses	$1,175	---	NM	$2,149	---	NM
General and administrative expenses as a % of total revenues	8%	7%	---	9%	7%	---

NM = Not meaningful

The increase in net general and administrative expenses in the three and six month periods ended April 1, 2006 was primarily due to an increase in costs and lower capitalization of internal costs related to the implementation of our new information technology system (approximately $1.4 million and $3.0 million, respectively), an increase in expenses related to compensation, overhead and support costs, which include the hiring of additional personnel and increases in salaries and fringe benefits due to annual salary increases (approximately $0.8 million and $1.0 million, respectively), stock-based compensation (approximately $1.2 million and $2.1 million, respectively) and an increase in bad debt provisions (approximately $0.7 million in the six months ended April 1, 2006) resulting from our periodic calculation of our bad debt reserve requirements.

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Amortization of intangible assets	$1,665	$1,194	39%	$3,207	$2,290	40%
Amortization of intangible assets as a % of total revenues	1%	1%	---	1%	1%	---

Other income, net	$1,857	$1,611	15%	$3,365	$3,313	2%
Other income, net as a % of total revenues	1%	1%	---	1%	1%	---

The increase in amortization of intangible assets in the three and six month periods ended April 1, 2006, as compared to the same periods in the prior year, was principally attributed to amortization charges related to acquisitions which were completed during the previous four fiscal quarters. The increase in other income, net in the three month period ended April 1, 2006 as compared to the same period in the prior year, was principally attributed to foreign exchange gains related to inter-company balances with our foreign subsidiaries as a result of favorable changes in foreign exchange rates. Other income, net remained flat in the six months ended April 1, 2006, as compared with the same period in the prior year.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 34.7% and 34.9% for the three and six month periods ended April 1, 2006 as compared to 34.4% and 33.3% for the comparable periods in the prior year. The provision for income taxes for the six month period ended April 1, 2006 was unfavorably impacted by the expiration on December 31, 2005 of the research and development credit and the impact of a permanent item related to the employee stock purchase plan expense under FAS 123R. The provision for income taxes for the six month period ended April 2, 2005 was favorably impacted as a result of the retroactive reinstatement of legislation related to certain research and development tax credits as well as the impact of certain research and development tax credits related to the AD OPT operations. We currently anticipate that the income tax rate will range approximately between 34 – 35% for the remainder of the fiscal year.

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. To be more in line with competitive practices, effective April 2, 2005, we completed the change in our business process to one in which our customers are billed in arrears for professional services as the services are delivered, rather than being billed in advance of service delivery. As a result of this change, we have experienced and expect to continue to experience a short-term negative impact in cash provided by operating activities, as reflected in our Statement of Cash Flows. However, we do believe that this practice will ultimately generate more service revenues.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	April 1, 2006	September 30, 2005	Percent Change
Cash, cash equivalents and marketable securities (including short and long-term)	$163,156	$140,435	16%
Working capital	$37,804	$9,620	293%

The increase in cash, cash equivalents and marketable securities was primarily due to cash generated from operations, partially offset by cash paid for the repurchase of our common stock, the purchase of property, plant, equipment and capitalized software development costs as well as cash paid for acquired businesses during the six month period ended April 1, 2006. The increase in working capital was primarily due to an increase in cash and short-term marketable securities balances, a decrease in accounts payable and accrued compensation, and a decrease in deferred professional services revenues, partially offset by a decrease in accounts receivable. A portion of our cash reserves is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Cash provided by operations	$21,257	$20,392	4%	$44,289	$36,047	23%
Cash used for property, plant and equipment	($6,049)	($8,526)	(29%)	($9,911)	($14,853)	(33%)
Cash used for acquisitions of businesses	($6,629)	($9,814)	(32%)	($8,592)	($52,488)	(84%)
(Increase)/decrease in marketable securities	$898	($9,109)	(110%)	($3,235)	$17,129	(119%)
Net proceeds from exercise of stock options and employee stock purchase	$7,869	$10,794	(27%)	$13,120	$18,584	(29%)
Repurchases of common stock	($7,734)	($6,564)	18%	($14,112)	($10,398)	36%

The increase in cash provided by operations in the six month period ended April 1, 2006, as compared to the same period in the prior year, was primarily due to an increase in deferred maintenance, a lower decrease in deferred product revenues, collections of accounts receivable, and an increase in net income, net of non-cash stock-based compensation charges. These factors are partially offset by a decrease in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered).

Our use of cash for property, plant and equipment in the six month period ended April 1, 2006 includes investments in information systems and infrastructure to improve and support our expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2006 in conjunction with the replacement of our information technology systems. To date, we have invested approximately $20.6 million (excluding internal personnel related costs) related to the replacement of our information technology systems of which $14.0 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project (excluding internal personnel related costs) to range between $25.0 million and $27.0 million. Our use of cash for the acquisition of businesses in the first half of 2006 was principally related to the acquisition of TimeWorks, Inc. on January 17, 2006 and Compu-Cash Systems on December 19, 2005. Our use of cash for the acquisition of businesses during the same periods ended April 2, 2005 was principally related to the acquisition of AD OPT on November 18, 2004 and Nextime, Inc. on February 28, 2005. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We are assessing several acquisition opportunities that may be completed over the next twelve months, although there can be no assurance that these acquisitions will be completed. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Six Months Ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
Shares of common stock repurchased	197,500	133,200	48%	339,250	211,594	60%
Cost of shares of common stock repurchased	$7,733	$6,564	18%	$14,112	$10,398	36%

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

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years

Operating lease obligations	$42,453	$11,240	$14,209	$10,257	$6,747
Guaranteed payment obligations	2,303	1,970	333	---	---
Total	$44,756	$13,210	$14,542	$10,257	$6,747

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2005 for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at April 1, 2006, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at April 1, 2006, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 4. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of April 1, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

In December 2004, FASB issued FAS 123R, which is a revision of FASB Statement No. 123 and supersedes Opinion No. 25. FAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Adoption of FAS 123R will result in the recognition of stock compensation expense. We adopted FAS 123R on October 1, 2005, the beginning of our 2006 fiscal year. The actual impact on future periods will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. Our financial statements beginning with the first quarter of fiscal 2006 include stock-based compensation expense, as required by our adoption of FAS 123R. If we had used the fair value method to measure compensation related to stock awards to employees in periods prior to the three month period ended December 31, 2005, we would have incurred stock-based compensation expense. Refer to Note C of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details on the pro forma net income and stock compensation expense for the three and six month periods ended April 2, 2005.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In the first six months of fiscal 2006, approximately 7% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

In the following table, we provide information about our purchases during the quarter ended April 1, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
01/01/06 - 02/01/06	72,500	$38.80	72,500	89,226
02/02/06 - 03/02/06	58,750	$40.07	58,750	780,476
03/03/06 - 04/01/06	66,250	$38.73	66,250	714,226
Total:	197,500	$39.16	197,500	714,226

(1) We repurchased an aggregate of 197,500 shares of our common stock pursuant to the repurchase programs that we publicly announced on May 13, 2005 and February 16, 2006 (the “Programs”).

(2) Our board of directors approved the repurchase by us of up to an aggregate of 1,500,000 shares of our common stock pursuant to the Programs. All shares authorized for repurchase under the Program announced on May 13, 2005 have been repurchased.

Unless terminated earlier by resolution of our board of directors, the Program announced on February 16, 2006 will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The 2006 Annual Meeting of Stockholders of Kronos Incorporated was held on February 16, 2006.

(b)

At the Annual Meeting, Messrs. Mark S. Ain and David B. Kiser were elected as Class II Directors for three-year terms expiring in 2009. In addition, the Directors whose terms of office continue after the meeting are three Class I Directors: W. Patrick Decker, Lawrence Portner and Bruce J. Ryan and three Class III Directors: Messrs. Aron J. Ain, Richard J. Dumler and Samuel Rubinovitz. The tabulation was as follows:

	FOR	WITHHELD
Mark S. Ain	29,653,369	1,090,468
David B. Kiser	30,387,367	356,470

(c)	The amended and restated 2002 Stock Incentive Plan was approved as follows:

FOR	AGAINST	ABSTAIN/BROKER NON-VOTE

18,020,185	9,921,756	2,801,896

(d)	The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the 2006 fiscal year.

FOR	AGAINST	ABSTAIN/BROKER NON-VOTE

30,036,537	702,258	5,042

Item 5. Other Information

None

Item 6.	Exhibits

	10.1	Form of Kronos Incorporated Restricted Stock Unit Agreement Granted under 2002 Stock Incentive Plan.

	10.2	Kronos Incorporated 2002 Stock Incentive Plan, as amended.

	31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

	32.1	Certificate by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRONOS INCORPORATED

May 11, 2006	By	/s/ Mark V. Julien
Mark V. Julien
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

KRONOS INCORPORATED

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Kronos Incorporated Restricted Stock Unit Agreement Granted under 2002 Stock Incentive Plan.

10.2	Kronos Incorporated 2002 Stock Incentive Plan, as amended.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.