Form 10-Q
period 2006-07-01
KRONOS INC
filed 2006-08-10
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b - 2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2006, 31,869,620 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

UNAUDITED

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net revenues:
Product	$53,639	$53,366	$160,664	$152,949
Maintenance	49,103	43,780	142,582	124,899
Professional services	38,636	32,845	109,598	91,040

	141,378	129,991	412,844	368,888
Cost of sales:
Costs of product	10,900	11,988	36,369	35,012
Costs of maintenance	14,889	11,293	43,655	33,416
Costs of professional services	31,024	26,920	91,534	76,591

	56,813	50,201	171,558	145,019

Gross profit	84,565	79,790	241,286	223,869
Operating expenses and other income:
Sales and marketing	42,631	36,547	123,798	107,025
Engineering, research and development	14,841	12,707	41,764	37,523
General and administrative	11,571	11,590	35,653	28,582
Amortization of intangible assets	1,479	1,160	4,686	3,450
Other income, net	(1,653)	(1,119)	(5,018)	(4,432)

	68,869	60,885	200,883	172,148
Income before income taxes	15,696	18,905	40,403	51,721
Provision for income taxes	5,363	6,276	13,992	17,211

Net income	$10,333	$12,629	$26,411	$34,510

Net income per common share:
Basic	$0.32	$0.39	$0.83	$1.08

Diluted	$0.32	$0.39	$0.82	$1.06

Weighted-average common shares outstanding:
Basic	32,030,501	31,985,327	31,913,196	31,822,612

Diluted	32,294,587	32,583,532	32,272,370	32,672,326

Stock-based compensation expense included in the above captions:
Costs of product	$98	$—	$277	$—
Costs of maintenance	313	—	902	—
Costs of professional services	651	—	1,847	—
Sales and marketing	1,393	—	4,049	—
Engineering, research and development	677	—	2,347	—
General and administrative	1,066	—	3,215	—

	$4,198	$—	$12,637	$—

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

UNAUDITED

	July 1, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$80,965	$43,492
Marketable securities	74,182	37,078
Accounts receivable, less allowances of $9,734 at July 1, 2006 and $11,156 at September 30, 2005	107,524	120,746
Deferred income taxes	7,281	10,937
Other current assets	23,168	20,142

Total current assets	293,120	232,395

Marketable securities	23,064	59,865
Property, plant and equipment, net	59,735	56,158
Customer related intangible assets	30,952	31,085
Other intangible assets	15,242	15,818
Goodwill	157,760	142,665
Capitalized software, net	22,792	23,092
Other assets	20,927	18,348

Total assets	$623,592	$579,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,320	$9,013
Accrued compensation	45,764	43,379
Accrued expenses and other current liabilities	24,316	27,877
Deferred product revenues	2,739	3,938
Deferred professional service revenues	21,506	36,530
Deferred maintenance revenues	120,712	102,038

Total current liabilities	225,357	222,775

Deferred maintenance revenues	7,215	4,921
Deferred income taxes	13,036	15,261
Other liabilities	5,052	4,435

Shareholders’ equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,970,308 and 31,724,460 shares issued at July 1, 2006 and September 30, 2005 respectively	320	317
Additional paid-in capital	65,848	52,802
Retained earnings	304,406	277,995
Accumulated other comprehensive income:
Foreign currency translation	2,771	1,307
Net unrealized (loss) on available-for-sale investments	(413)	(387)

	2,358	920
Total shareholders’ equity	372,932	332,034

Total liabilities and shareholders’ equity	$623,592	$579,426

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

UNAUDITED

	Nine Months Ended
	July 1, 2006	July 2, 2005
Operating activities:
Net income	$26,411	$34,510
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	12,102	10,287
Amortization of intangible assets	5,350	3,634
Amortization of capitalized software	10,638	10,431
Provision for deferred income taxes	606	220
Stock-based compensation	12,933	—
Changes in certain operating assets and liabilities:
Accounts receivable, net	15,854	(4,943)
Deferred product revenues	(1,485)	(6,340)
Deferred professional service revenues	(16,860)	(10,093)
Deferred maintenance revenues	19,213	8,379
Accounts payable, accrued compensation and other liabilities	67	(770)
Taxes payable	3,782	2,598
Tax benefit from exercise of stock options	(5,808)	11,235
Other	(6,671)	(1,323)

Net cash and equivalents provided by operating activities	76,132	57,825
Investing activities:
Purchase of property, plant and equipment	(15,473)	(20,325)
Capitalized internal software development costs	(10,337)	(10,966)
(Increase) decrease in marketable securities	(303)	29,342
Acquisitions of businesses and software, net of cash acquired	(13,136)	(52,433)

Net cash and equivalents used in investing activities	(39,249)	(54,382)
Financing activities:
Net proceeds from exercise of stock options and employee purchase plans	14,946	19,298
Tax benefit from exercise of stock options	5,808	—
Repurchase of common stock	(20,633)	(27,392)

Net cash and equivalents provided by financing activities	121	(8,094)
Effect of exchange rate changes on cash and equivalents	469	344

Increase (decrease) in cash and equivalents	37,473	(4,307)
Cash and equivalents at the beginning of the period	43,492	45,877

Cash and equivalents at the end of the period	$80,965	$41,570

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that management of Kronos Incorporated (“the Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2005. The results of operations for the nine months ended July 1, 2006 are not necessarily indicative of the results for a full fiscal year. The Company has reclassified $2.0 million of accrued liabilities which were classified as accounts payable on the September 30, 2005 balance sheet to accrued expenses and other current liabilities to conform with current period presentation.

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

NOTE C - Stock-Based Compensation

On October 1, 2005, the Company was required to adopt Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). No stock-based compensation cost was recognized in the Statement of Income for the three and nine-month periods ended July 2, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the three and nine-month periods ended July 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, the Company’s income before income taxes and net income for the three-month period ended July 1, 2006, are $4.2 million and $2.9 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Income before income taxes and net income for the nine-month period ended July 1, 2006, are $12.6 million and $8.7 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share are each $0.09 lower for the three-month period ended July 1, 2006 and $0.27 lower for the nine-month period ended July 1, 2006, than if the Company had not adopted FAS 123R.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.8 million tax benefit from the exercise of stock options classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted FAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period:

	Three Months Ended July 2, 2005	Nine Months Ended July 2, 2005
Net income, as reported	$12,629	$34,510
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,094)	(8,692)

Pro forma net income	$9,535	$25,818

Earnings per share:
Basic—as reported	$0.39	$1.08

Basic—pro forma	$0.30	$0.81

Diluted—as reported	$0.39	$1.06

Diluted—pro forma	$0.29	$0.79

On July 1, 2006, the Company had two share-based compensation plans, which are described below (together, the “Plans”). The compensation cost that has been charged against income for the Plans during the three and nine month periods ended July 1, 2006 was approximately $4.2 million and $12.6 million, respectively. As required by FAS 123R, the Company has made an estimate of expected forfeitures and is recognizing compensation cost only for those stock-based compensation awards expected to vest. The total income tax benefit recognized in the income statement for the three and nine month periods ended July 1, 2006 for share-based payments was approximately $1.3 million and $3.9 million, respectively.

Stock Award Plan: In February 2006, the stockholders approved an amended and restated 2002 Stock Incentive Plan (“Award Plan”), which was previously adopted in February 2002 and amended in February 2004 and February 2005. The amended and restated award plan increased the number of shares available for issuance under the 2002 plan from 5,000,000 to 9,000,000, clarified the right of the board to issue restricted stock units, replaced the limit on the number of shares which may be granted with respect to awards other than options and stock appreciation rights with a share counting formula, and eliminated the ability to add to the number of shares available for grant any shares of common stock tendered to us to exercise an award or any shares withheld from the exercise of an award to cover the resulting tax liability. The Award Plan enables the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the Award Plan, including stock options, restricted stock, and restricted stock units, as and when they deem necessary. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted under the Award Plan during the three and nine month periods ended July 1, 2006 and during the fiscal years of 2005, 2004, 2003 and 2002 are exercisable in equal annual installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. Restricted stock units granted under the Award Plan during the three and nine month periods ended July 1, 2006 vest in equal annual installments over a four-year period beginning one year from the date of grant.

Stock Purchase Plan: In July 2005, the Company’s Board of Directors voted to amend the 2003 Employee Stock Purchase Plan (“Purchase Plan”), which was previously approved for adoption by the stockholders in February 2003. The amendment eliminated the look-back feature previously contained in the Purchase Plan. Under the Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at 85% of the fair market value of the Company’s common stock at the end of the six-month option period. As required by FAS 123R, the 15% discount is charged to income as stock-based employee compensation expense.

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

	Nine Month Period Ended
	July 1, 2006	July 2, 2005
Expected Volatility	41.8%	50.3%
Expected Term	3.42 years	4.0 years
Risk Free Interest Rate	4.39%	3.38%
Dividend Yield	0.0%	0.0%

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

A summary of option activity under the Award Plan as of July 1, 2006, and changes during the nine month period then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	3,362	$33.80
Granted*	861	47.69
Exercised	(684)	19.51
Canceled*	(87)	41.99

Outstanding at July 1, 2006	3,452	$39.90	2.6 years	$11,559

Exercisable at July 1, 2006	1,041	$34.26	1.8 years	$6,188

*	Does not include restricted stock units.

A summary of restricted stock unit activity under the Award Plan as of July 1, 2006, and the changes during the nine month period then ended is presented below:

Restricted Stock Units	Shares (000s)
Outstanding at September 30, 2005	—
Granted	70
Exercised	—
Canceled	(2)

Outstanding at July 1, 2006	68

Exercisable at July 1, 2006	—

The restricted stock units were granted with an exercise price of $0.01, and vest equally on an annual basis over a four year period. The market price of the Company’s common stock on the date of grant was $48.22.

The weighted-average grant-date fair value of the options granted during the three and nine month periods ended July 1, 2006, estimated using a Black-Scholes based option pricing model, was $17.10 for both periods. For the three and nine month periods ended July 2, 2005, the weighted-average grant-date fair value was $21.81 and $20.72, respectively, using a Black-Scholes based option pricing model. The total intrinsic value of options exercised was approximately $1.5 million and $16.0 million for the three and nine month periods ended July 1, 2006 and $1.1 million and $32.7 million for the three and nine month periods ended July 2, 2005.

A summary of the status of the Company’s nonvested stock options as of July 1, 2006, and changes during the period then ended, is presented below:

Nonvested Shares	Shares (000s)	Weighted-Average Grant-Date Fair Value*
Nonvested at October 1, 2005	2,718	$16.07
Granted	861	17.10
Vested	(1,079)	13.68
Forfeited	(87)	17.70

Nonvested at July 1, 2006	2,413	$17.05

*	Estimated using a Black-Scholes based option pricing model.

As of July 1, 2006, there was approximately $34.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans, including compensation cost related to stock options, restricted stock units and stock purchase plan shares. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the three and nine month periods ended July 1, 2006 was $0.2 million and $14.9 million, respectively. The compensation cost related to stock options, restricted stock units and stock purchase plan shares is recognized ratably over the vesting periods.

Cash received from option exercise under the Plans for the three and nine month periods ended July 1, 2006 was $1.8 million and $14.9 million, respectively. For the three and nine month periods ended July 2, 2005 the total cash received from option exercises was $0.7 million and $19.3 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.5 million and $5.8 million for the three and nine month periods ended July 1, 2006, respectively. For the three and nine month periods ended July 2, 2005, the tax benefit realized for the tax deductions from option exercises was $0.1 million and $11.2 million, respectively.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises. The Company repurchased 164,607 shares of its common stock during the three month period ended July 1, 2006 and 503,857 shares of its common stock during the nine month period ended July 1, 2006. Under the Company’s current repurchase program up to an additional 549,619 shares may be repurchased.

NOTE D - Other Current Assets

Other current assets consists of the following (in thousands):

	July 1, 2006	September 30, 2005
Inventory	$5,972	$4,995
Prepaid expenses	17,196	15,147

Total	$23,168	$20,142

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (dollars in thousands). Due to the timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of July 1, 2006:
Intangible assets:
Customer related	9.8	$48,465	$17,513	$30,952
Maintenance relationships	11.8	10,738	3,354	7,384
Non-compete agreements	3.7	6,219	4,959	1,260
Technology	9.6	7,993	1,395	6,598

Total intangible assets		$73,415	$27,221	$46,194

As of September 30, 2005:
Intangible assets:
Customer related	9.8	$45,452	$14,367	$31,085
Maintenance relationships	12.0	9,492	2,739	6,753
Non-compete agreements	3.7	5,860	4,055	1,805
Technology	10.0	7,956	696	7,260

Total intangible assets		$68,760	$21,857	$46,903

For the three months ended July 1, 2006 and July 2, 2005, the amount of goodwill acquired is $7.3 million and $0.3 million, respectively. The amount of goodwill acquired during the nine months ended July 1, 2006 and July 2, 2005 is $15.1 million and $41.0 million, respectively. The Company has approximately $157.8 million and $142.7 million of goodwill recorded on its balance sheet as of July 1, 2006 and September 30, 2005, respectively.

For the three months ended July 1, 2006 and July 2, 2005, the Company recorded amortization expense for intangible assets of $1.7 million and $1.3 million, respectively. The Company recorded $5.3 million and $3.6 million of amortization expense for intangible assets for the nine months ended July 1, 2006 and July 2, 2005, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2006	$7,083
2007	6,666
2008	6,492
2009	5,813
2010	5,123
2011	4,723

NOTE F – Acquisitions

On April 25, 2006, the Company purchased the outstanding shares of common stock of ClarityMatters Inc. (“ClarityMatters”). ClarityMatters was a workforce analytics solution provider and business analytics consulting firm. The aggregate consideration paid, which includes actual cash paid (approximately $5.3 million, including a $0.8 million holdback) and the liabilities assumed (approximately $2.5 million) was approximately $7.8 million. The amounts allocated to identifiable intangible assets and goodwill were approximately $1.6 million and $4.9 million, respectively. The goodwill recognized is deductible for income tax purposes over a 15 year amortization period. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by September 30, 2006. The results of ClarityMatters’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for ClarityMatters, the Company expects to enhance its time and labor solutions. The deferred revenue related to the maintenance revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recorded as the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-03”).

On January 17, 2006, the Company purchased the outstanding shares of common stock of TimeWorks, Inc. (“TimeWorks”). The aggregate consideration paid, which includes actual cash paid (approximately $5.0 million) and the liabilities assumed (approximately $0.1 million), was approximately $5.1 million. TimeWorks was formerly a provider of time and labor software solutions. The amounts allocated to identifiable intangible assets and goodwill were approximately $1.8 million and $3.9 million, respectively. The goodwill recognized is deductible for income tax purposes over a 15 year amortization period. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by September 30, 2006. The results of TimeWorks’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for TimeWorks, the Company expects to enhance its time and labor solutions. The deferred revenue related to the maintenance revenue streams was recorded at fair value of the Company’s remaining performance obligation.

On December 19, 2005, the Company assumed certain assets, liabilities and the ongoing business operations of Compu-Cash Systems (“Compu-Cash”), the former Nevada-based Kronos reseller. The aggregate consideration paid, which includes actual cash paid (approximately $2.2 million) and the liabilities assumed (approximately $0.1 million), was approximately $2.3 million. The amounts allocated to identifiable intangible assets and goodwill are approximately $1.0 million and $1.3 million, respectively. The goodwill recognized is deductible for income tax purposes over a 15 year amortization period. The results of Compu-Cash’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since December 19, 2005.

Compu-Cash was engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software systems, including the resale of the Company’s products through a reseller relationship. As a result of the acquisition, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from Compu-Cash’s customers. The deferred revenue related to the maintenance revenue streams was recorded at fair value of the Company’s remaining legal performance obligation.

The acquisitions described above were not material to the Company’s results of operations.

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

The deferred revenue included in the table above was recorded at estimated fair value of the Company’s remaining performance obligation.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of AD OPT had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that the Company and AD OPT believe are reasonable (in thousands, except per share data).

Unaudited	Three Months Ended July 2, 2005	Nine Months Ended July 2, 2005
Total revenues	$129,991	$372,742
Net income	12,629	35,321
Earnings per share – basic	$0.39	$1.11
Earnings per share – diluted	$0.39	$1.08

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

As a result of the AD OPT and 3i Systems acquisitions, the Company began to provide customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”). The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions is included in product revenues. Revenue recognized under SOP 81-1 is not material to the Company’s results of operations.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of July 1, 2006, the Company was obligated to pay $3.0 million in guaranteed payments. These payments will be made at various dates through fiscal 2008. Amounts due to be paid within twelve months of the balance sheet date are included in accrued expenses and amounts due to be paid in excess of twelve months of the balance sheet date are included in other liabilities. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2006 and 2009. During the three and nine months ended July 1, 2006, there were no contingent payments earned. During the three months ended July 2, 2005, there were no contingent payments earned; during the nine months ended July 2, 2005 there were $207,000 of contingent payments earned of which $108,000 were recorded as goodwill. The remainder was recorded as compensation expense.

NOTE G – Comprehensive Income

For the three and nine months ended July 1, 2006 and July 2, 2005, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Comprehensive income:
Net income	$10,333	$12,629	$26,411	$34,510
Cumulative translation adjustment	1,567	(924)	1,464	(724)
Unrealized loss on available-for-sale securities	11	394	(26)	(414)

Total comprehensive income	$11,911	$12,099	$27,849	$33,372

NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$10,333	$12,629	$26,411	$34,510

Weighted-average shares	32,030,501	31,985,327	31,913,196	31,822,612
Effect of dilutive securities:
Employee stock options and awards	264,086	598,205	359,174	849,714

Adjusted weighted-average shares and assumed conversions	32,294,587	32,583,532	32,272,370	32,672,326

Basic earnings per share	$0.32	$0.39	$0.83	$1.08

Diluted earnings per share	$0.32	$0.39	$0.82	$1.06

NOTE I – Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is in the process of evaluating the impact of implementation on its consolidated financial statements and will incorporate the results in the first quarter of fiscal year 2008.

NOTE J – Subsequent Events

On August 1, 2006, we acquired all of the outstanding capital stock of Unicru, Inc. (“Unicru”), a leading provider of talent management solutions. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), all shares of Unicru’s preferred stock were converted into shares of common stock immediately prior to the merger taking place. Thereafter, each share of Unicru’s common stock outstanding immediately prior to the merger was converted into the right to receive $4.15 in cash. In addition, at the effective time of the merger, all outstanding options and warrants were converted into the right to receive a cash payment except for one outstanding Unicru warrant, which we assumed. We paid $150 million in cash in the aggregate for all of the outstanding capital stock of Unicru, less certain expenses and other deductions set forth in the Merger Agreement.

The Merger Agreement also required us to deposit $16 million of the cash consideration paid for Unicru’s outstanding capital stock into an escrow fund to secure certain indemnification and other payments under the terms of the Merger Agreement. On or about August 1, 2008, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former holders of Unicru securities.

The results of Unicru’s operations will be included in our consolidated financial statements beginning on the acquisition date, August 1, 2006. The acquisition was funded in part by a three-year revolving credit facility with Citizens Bank of Massachusetts under which we delivered a promissory note dated July 11, 2006 in the principal amount of up to $100 million. The entire amount was drawn down on August 1, 2006, in connection with the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, product revenues, revenue growth rates, gross margin, operating expenses, stock-based expenses, earnings per share, future acquisitions, capital expenditures, capitalization of software development costs, customer purchase patterns, income tax rates, available cash, investments and operating cash flow, and the current economic climate. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

SUMMARY:

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Product revenues	$53,639	$53,366	1%	$160,664	$152,949	5%
Maintenance revenues	49,103	43,780	12%	142,582	124,899	14%
Professional services revenues	38,636	32,845	18%	109,598	91,040	20%

Total revenues	$141,378	$129,991	9%	$412,844	$368,888	12%

Net income	$10,333	$12,629	(18)%	$26,411	$34,510	(23)%

Earnings per share - basic	$0.32	$0.39	(18)%	$0.83	$1.08	(23)%
Earnings per share - diluted	$0.32	$0.39	(18)%	$0.82	$1.06	(23)%

Subsequent Events

On August 1, 2006, we acquired all of the outstanding capital stock of Unicru, Inc. (“Unicru”), a leading provider of talent management solutions. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), all shares of Unicru’s preferred stock were converted into shares of common stock immediately prior to the merger taking place.

Thereafter, each share of Unicru’s common stock outstanding immediately prior to the merger was converted into the right to receive $4.15 in cash. In addition, at the effective time of the merger, all outstanding options and warrants were converted into the right to receive a cash payment except for one outstanding Unicru warrant, which we assumed. We paid $150 million in cash in the aggregate for all of the outstanding capital stock of Unicru, less certain expenses and other deductions set forth in the Merger Agreement.

The Merger Agreement also required us to deposit $16 million of the cash consideration paid for Unicru’s outstanding capital stock into an escrow fund to secure certain indemnification and other payments under the terms of the Merger Agreement. On or about August 1, 2008, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former holders of Unicru securities.

The results of Unicru’s operations will be included in our consolidated financial statements beginning on the acquisition date. The acquisition was funded in part by a three-year revolving credit facility with Citizens Bank of Massachusetts under which we delivered a promissory note dated July 11, 2006 in the principal amount of up to $100 million. The entire amount was drawn down on August 1, 2006, in connection with the acquisition.

Operations Overview

Total revenues in the three and nine month periods ended July 1, 2006 increased 9% and 12%, respectively, over the comparable periods in fiscal 2005. The growth was primarily attributable to revenues from our core business, which excludes revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters. The growth quarter over quarter was due to increases of 12% and 18%, respectively, in maintenance and professional services revenues as well as a slight increase in product revenues. Product revenues increased 5% in the nine month period ended July 1, 2006 as compared to the same period in 2005, and maintenance and professional service revenues increased 14% and 20%, respectively, during that same period.

Net income in the third quarter of fiscal 2006 decreased 18% to $10.3 million from $12.6 million in the prior year third quarter, with earnings per share decreasing to $0.32 from $0.39 per diluted share. Net income in the first nine months of fiscal 2006 decreased 23% to $26.4 million from $34.5 million in the prior year, with earnings per share decreasing to $0.82 from $1.06 per diluted share. The decrease in net income as compared to the prior year was primarily due to the recording of stock-based compensation during the three and nine month periods ended July 1, 2006 related to our adoption of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, on October 1, 2005. These costs were approximately $2.9 million and $8.7 million, respectively, net of tax benefits.

Regarding expectations for the fourth quarter, we presently anticipate revenue in the range of $157 – $165 million for the fourth quarter and $570 – $578 million for fiscal 2006, with diluted earnings per share in the range of $0.41 – $0.47 for the fourth quarter of fiscal 2006 and $1.23 – $1.29 for the entire fiscal 2006. We expect that the impact of FAS 123R (including outstanding, unvested awards and new stock and stock-based awards) will be approximately $0.09 per diluted share for the fourth quarter and $0.36 for the entire fiscal 2006. We expect amortization of intangible assets to be approximately $0.07 per diluted share for the fourth quarter of fiscal 2006 and $0.18 per diluted share for the entire fiscal 2006.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2005.

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

As a result of our acquisition of AD OPT Technologies, Inc., or AD OPT, completed on November 18, 2004 and 3i Systems, completed on September 21, 2004, we began to provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain

Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues. The significant amount of estimation that is involved with percentage-of-completion accounting can have a material impact on the amounts of revenue and related expenses that are reported in our consolidated financial statements. A number of factors can affect these estimates such as labor rates, utilization and efficiency variances and contract change orders by the customer.

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

Valuation of Intangible Assets and Goodwill – In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit for which goodwill is attributable to that reporting unit’s fair value. We have only one reporting unit. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. Determining these amounts is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected cash flows, risk-adjusted discount rates as well as future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. However, a 100 basis point increase in the assumed discount rate, which is a significant assumption that affects terminal value and the net present value of the cash flows, would not have a material effect on our financial statements. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2005 we completed the annual testing of the impairment of goodwill, and as a result of those tests, we concluded that no impairment of goodwill existed as of July 3, 2005, the annual goodwill impairment measurement date for fiscal 2005. In addition, we have determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Therefore, no impairment charges have been recorded in the three or nine months ended July 1, 2006.

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

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. We have determined that, due to the scope of the project and based on the expected estimated economic life of the software, the capitalized costs related to the current replacement of our information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $21.0 million (including internal personnel related costs) in costs associated with the replacement of information technology systems since the start of this project in fiscal 2004, and anticipate capitalizing approximately $2.0 million in additional costs for the balance of fiscal 2006.

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

Stock-Based Compensation - On October 1, 2005, we were required to adopt SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

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

Prior to adopting FAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”. We have applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated.

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

Total Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Total revenues	$141,378	$129,991	9%	$412,844	$368,888	12%

Revenue growth in the three month period ended July 1, 2006 was primarily related to service revenue growth (12% in maintenance and 18% in professional services), with a slight increase in product revenue. Overall our core business, which excludes revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters, increased 6% during this three month period. The increase in demand for our maintenance and professional services solutions was principally related to the continued expansion of our installed customer base, the success of our implementation methodology, continued innovation of our existing products and, to a lesser extent, introduction of new products. Revenue growth in the nine month period ended July 1, 2006 was also principally driven by maintenance and professional services (increases of 14% and 20%, respectively), due to those factors described above. Product revenues also contributed to the increase, growing 5% over the same period in the prior year. Overall, revenues from our core business grew during the nine month period while revenues from acquired businesses decreased, principally due to the timing of when those acquisitions were completed.

During the third quarter we experienced extended sales cycles for larger, more significant customer deals due to our products competing with a number of other high priority IT projects for customer investment and resource allocation. Additionally, many of our customers are choosing to purchase licenses in smaller increments, rather than doing a bulk software purchase as they have done in the past. We expect these conditions to continue for the foreseeable future.

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues from acquired businesses*	$3,493	$7,879	$14,112	$17,254
Percentage of total revenues	2.5%	6.1%	3.4%	4.7%

*	Revenues from acquired businesses are revenues generated from customers during the applicable periods noted above that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Product revenues	$53,639	$53,366	1%	$160,664	$152,949	5%
Product revenues as a percent of total revenues	38%	41%	—	39%	41%	—

Product revenues for the three month period ended July 1, 2006 were comparable to the same period for the prior year. During the three months ended July 1, 2006 we experienced a shift in product mix from hardware (which decreased $1.4 million or 6%) to software (which increased $1.7 million or 5%). During the second quarter of 2006 we implemented a promotional terminal upgrade program that accelerated the sales cycle and close rate of a significant volume of hardware transactions into that quarter. This acceleration had more of an adverse impact on the third quarter’s hardware revenue volume than we had previously anticipated. The increase in product revenues for the nine month period ended July 1, 2006 over the prior year was primarily related to an increase in hardware sales of $7.3 million or 12%, primarily driven by the one-time, sales incentive-related, promotional terminal upgrade program in the second quarter which resulted in approximately $6.0 million in sales of our Kronos 4500 terminals to customers who were using our legacy products. Substantially all of our product revenue in each quarter results from orders received in that quarter. Therefore, product revenues are subject to quarterly fluctuations relative to sales volume and the proportion of total revenues, based on the timing of transactions.

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Product revenues from acquired businesses	$50	$3,176	$697	$7,970
Percentage of product revenues	0.1%	6.0%	0.4%	5.2%

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Maintenance revenues	$49,103	$43,780	12%	$142,582	$124,899	14%
Maintenance revenues as a percent of total revenues	35%	34%	—	35%	34%	—

The increase in maintenance revenues in the three and nine month periods ended July 1, 2006 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, and an increase in the value of maintenance contracts. The increase in the value of the maintenance contracts was principally attributable to the sales of capacity upgrade licenses and add-on modules to existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price. Maintenance revenues in the nine month period ended July 1, 2006 were also positively impacted by an increase in revenues associated with acquired businesses. Maintenance revenues were slightly higher in relation to total revenues in the three and nine month periods ended July 1, 2006 as compared with the same periods from the prior fiscal year due to a lower proportion of product revenues in the mix.

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Maintenance revenues from acquired businesses	$1,079	$2,451	$6,701	$5,523
Percentage of maintenance revenues	2.2%	5.6%	4.7%	4.4%

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Professional services revenues	$38,636	$32,845	18%	$109,598	$91,040	20%
Professional services revenues as a percent of total revenues	27%	25%	—	27%	25%	—

The growth in professional services revenues in the three and nine month periods ended July 1, 2006 was principally due to an increase in the capacity to deliver professional services, as well as an increase in the utilization rate experienced by our services organization due to more efficient implementation methodologies, such as remote services. The expansion of our complementary product offerings, as well as an expansion of our professional consulting and value added professional services offerings also contributed to the increase in professional services revenues. In addition, professional services revenue growth in the nine month period ended July 1, 2006 was positively impacted by an increase in professional services revenues associated with acquired businesses.

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Professional services revenues from acquired businesses	$2,365	$2,252	$6,715	$3,761
Percentage of professional services revenues	6.1%	6.9%	6.1%	4.1%

Gross Profit. Gross profit is the result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, including stock-based compensation, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs and acquired technology, as well as the cost of royalties paid to third-parties for certain products. Service cost of sales primarily consists of salaries, facilities and related expenses for service personnel, including stock-based compensation, as well as the cost of maintenance contracts paid to third-parties for certain products. As the costs incurred related to the development of our products cannot be segregated between development for existing customers and new customers, the cost of developing unspecified product upgrades, which are received by our customers who maintain a current maintenance program, are included in Net Operating Expenses as Engineering, Research and Development Costs.

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Product gross profit	$42,739	$41,378	3%	$124,295	$117,937	5%

Stock-based compensation expenses included in product gross profit	$98	—	N/A	$277	—	N/A
Maintenance gross profit	$34,214	$32,487	5%	$98,927	$91,483	8%

Stock-based compensation expenses included in maintenance gross profit	$313	—	N/A	$902	—	N/A
Professional Services gross profit	$7,612	$5,925	28%	$18,064	$14,449	25%

Stock-based compensation expenses included in professional services gross profit	$651	—	N/A	$1,847	—	N/A
Service gross profit	$41,826	$38,412	9%	$116,991	$105,932	10%

Stock-based compensation expenses included in service gross profit	$964	—	N/A	$2,749	—	N/A
Total gross profit	$84,565	$79,790	6%	$241,286	$223,869	8%

Stock-based compensation expenses included in total gross profit	$1,062	—	N/A	$3,026	—	N/A
Product gross margin	80%	78%	—	77%	77%	—
Maintenance gross margin	70%	74%	—	69%	73%	—
Professional services gross margin	20%	18%	—	16%	16%	—
Total service gross margin	48%	50%	—	46%	49%	—
Total gross margin	60%	61%	—	58%	61%	—

N/A = Not applicable

Total gross margin for the three and nine month periods ended July 1, 2006 declined as compared with the total gross margin for the comparable periods in the prior year. In the three months ending July 1, 2006, product gross margins increased two percentage points, from 78% to 80%. Total service gross margins declined as compared to the three month period ended July 2, 2005, with a decline in maintenance margins being partially offset by an increase in professional services margins. Product gross margins were consistent in the nine month period ended July 1, 2006 as compared to the nine month period ended July 2, 2005. Service gross margins declined during that same period, with maintenance gross margins declining and professional services margins remaining consistent with the prior year. Total gross margins were negatively impacted by stock-based compensation of $1.1 million and $3.0 million, respectively, for the three and nine months ended July 1, 2006. Other factors driving the changes in gross margin are described in further detail below. We anticipate that the total gross margins will increase sequentially during the fourth quarter of fiscal 2006, including the effect of the acquisition of Unicru in August 2006 as described above. As compared to the prior year, we anticipate total gross margin will continue to decrease for the remainder of the fiscal year, principally as a result of our expectation of a higher proportion of services revenues which typically generate lower gross margins than product revenues as well as stock-based compensation.

Product gross margin, which consists of hardware and software revenue and costs, increased two percentage points in the three month period ended July 1, 2006 as compared to the same period in the prior fiscal year. This increase is principally due to product revenues containing a higher proportion of software than hardware, as software typically generates a higher gross margin than hardware and third party product sales. Additionally, our revenues include a lower proportion of customized software products (which typically generate a lower gross margin) than other software products during the period. Although software gross margin also increased in the nine month period ended July 1, 2006 due to a lower proportion of product revenues associated with our customized software solutions (which typically generate a lower gross margin), this positive impact was offset during this period by lower margins resulting from a one-time, sales incentive-related, promotional terminal upgrade program and an accrual related to a loss associated with a strategic customer contract, both recorded in the second quarter. The strategic customer contract is being accounted for using the completed contract basis under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and includes customer specific feature development as well as core development to be included in our future product offerings. As the expected costs of this project exceed our expected revenue, as provided for in SOP 81-1, we have accrued the loss (approximately $2.3 million) as a component of Costs of Product. When this project is completed, we expect to have a much more advanced, more configurable, less costly product to support certain of our scheduling applications. Stock-based compensation also reduced product gross margin in the three and nine month periods ending July 1, 2006. We currently anticipate that our product gross margins for the fourth quarter of fiscal 2006 will increase when compared to the same period in the prior year.

Maintenance gross margin in the three and nine month periods ended July 1, 2006 decreased as compared to maintenance gross margin in the same periods in the prior year primarily due to stock-based compensation as well as increased costs associated with account management positions, which are partially allocated to our maintenance line of business. Our account managers are responsible for both customer satisfaction and for generating revenue opportunities within our installed base.

Professional services gross margin increased in the three month period and remained consistent in the nine month period ended July 1, 2006 as compared to the same periods in the prior year. We experienced an increase in the utilization rate in the service organization during these periods due to an increase in revenues associated with more efficient implementation methodologies, such as remote services, which was offset by stock-based compensation and an increase in costs related to our continued investment in account management positions and other non-revenue generating positions, which are also partially allocated to this line of business.

We expect that gross margin for maintenance as well as professional services for the fourth quarter of fiscal 2006 will be lower than the comparable period in fiscal 2005 due to stock-based compensation and our continued investment in account management and other non-revenue generating positions.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets, stock-based compensation and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Net operating expenses	$68,869	$60,885	13%	$200,883	$172,148	17%

Stock-based compensation included in net operating expenses	$3,136	—	N/A	$9,611	—	N/A
Net operating expenses as a % of total revenues	49%	47%	—	49%	47%	—

N/A = Not applicable

The increase in operating expenses for the three and nine month periods ended July 1, 2006 was principally attributable to an increase in stock-based compensation expense (approximately $3.1 million and $9.6 million, respectively), compensation, overhead and support costs (approximately $5.3 million and $11.8 million, respectively) which include increased headcount from acquisitions, costs related to the implementation of our new information technology system (approximately $0.4 million and $3.4 million, respectively), and an increase in spending related to marketing programs (approximately $0.7 million and $3.0 million, respectively), offset by a decrease in bad debt provisions (approximately $0.9 and $0.2 million, respectively) and consulting fees. The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, including stock-based compensation, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Sales and marketing expenses	$42,631	$36,547	17%	$123,798	$107,025	16%

Stock-based compensation included in sales and marketing expenses	$1,393	—	N/A	$4,049	—	N/A
Sales and marketing expenses as a % of total revenues	30%	28%	—	30%	29%	—

N/A = Not applicable

The increase in sales and marketing expenses for the three and nine month periods ended July 1, 2006 was primarily attributable to an increase in expenses related to compensation, overhead and support costs (approximately $4.2 million and $8.2 million, respectively), which includes higher commission costs associated with our sales incentive-related, promotional terminal upgrade program in the second quarter, the hiring of additional personnel (including increased headcount from acquisitions) and increases in salaries and fringe benefits due to annual salary increases, stock-based compensation (approximately $1.4 million and $4.0 million, respectively), and an increase in spending related to marketing programs (approximately $0.7 million and $3.0 million, respectively).

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, including stock-based compensation, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Total engineering, research and development spending	$18,277	$16,435	11%	$52,101	$48,489	7%
Capitalized software development costs	(3,436)	(3,728)	(8)%	(10,337)	(10,966)	(6)%

Engineering, research and development expenses	$14,841	$12,707	17%	$41,764	$37,523	11%

Stock-based compensation included in engineering, research and development expenses	$677	—	N/A	$2,347	—	N/A
Engineering, research and development expenses as a % of total revenues	10%	10%	—	10%	10%	—

N/A = Not applicable

The increase in engineering, research and development spending for the three and nine month periods ended July 1, 2006 as compared to the same periods in the prior year was primarily attributable to an increase in expenses related to compensation, overhead and support costs (approximately $1.1 million and $2.3 million, respectively), which includes the hiring of additional personnel and increases in salaries and fringe benefits due to annual salary increases, and stock-based compensation ($0.7 million and $2.3 million, respectively), partially offset by a decrease in spending related to the use of outside consultant resources (approximately $0.7 million in the nine months ended July 1, 2006). The significant product development efforts in the first nine months of fiscal 2006 were principally related to further development and enhancement of the Workforce Central® suite, including Workforce HR™, Workforce Payroll™ software, Workforce Scheduler™ and Workforce Scheduler™ with Optimization, Altitude®, Total Care, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and overhead-related expenses, including stock-based compensation, for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
General and administrative expenses	$11,571	$11,590	—%	$35,653	$28,582	25%

Stock-based compensation included in general and administrative expenses	$1,066	—	N/A	$3,215	—	N/A
General and administrative expenses as a % of total revenues	8%	9%	—	9%	8%	—

N/A = Not applicable

General and administrative expenses were consistent in the three month period ended July 1, 2006 as compared to the same period in the prior year as the increase in stock-based compensation (approximately $1.1 million) as well as an increase in costs and lower capitalization of internal costs related to the implementation of our new information technology system (approximately $0.4 million) were offset by a reduction in bad debt expense (approximately $0.9 million) as well as legal and audit fees (approximately ($0.4 million). The increase in general and administrative expenses in the nine month period ended July 1, 2006 was primarily due to an increase in costs and lower capitalization of internal costs related to the implementation of our new information technology system (approximately $3.4 million), an increase in expenses related to compensation, overhead and support costs, which include the hiring of additional personnel and increases in salaries and fringe benefits due to annual salary increases (approximately $1.3 million) and stock-based compensation (approximately $3.2 million), offset by a decrease in bad debt provisions (approximately $0.2 million) resulting from our periodic calculation of our bad debt reserve requirements.

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Other income, net is principally interest income earned from cash as well as investments in our marketable securities and financing arrangements (dollars in thousands).

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Amortization of intangible assets	$1,479	$1,160	28%	$4,686	$3,450	36%
Amortization of intangible assets as a % of total revenues	1%	1%	—	1%	1%	—
Other income, net	$1,653	$1,119	48%	$5,018	$4,432	13%
Other income, net as a % of total revenues	1%	1%	—	1%	1%	—

The increase in amortization of intangible assets in the three and nine month periods ended July 1, 2006, as compared to the same periods in the prior year, was principally attributed to amortization charges related to acquisitions which were completed during the previous four fiscal quarters. The increase in other income, net in the three and nine month periods ended July 1, 2006, as compared to the same periods in the prior year, was principally attributed to interest income earned on our cash and investment balances.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 34.2% and 34.6% for the three and nine month periods ended July 1, 2006 as compared to 33.2% and 33.3% for the comparable periods in the prior year. The provision for income taxes for the nine month period ended July 1, 2006 was unfavorably impacted by the expiration on December 31, 2005 of the research and development credit and the impact of a permanent item related to the employee stock purchase plan expense under FAS 123R. The provision for income taxes for the nine month period ended July 2, 2005 was favorably impacted as a result of the retroactive reinstatement of legislation related to certain research and development tax credits as well as the impact of certain research and development tax credits related to the AD OPT operations. We currently anticipate that the income tax rate will range approximately between 34 – 35% for the remainder of the fiscal year.

Newly Issued Accounting Standards. During the quarter, the FASB released Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”, or FIN 48, which we must adopt for our fiscal year ending September 30, 2008. We are currently assessing the impact of the adoption of FIN 48 and will incorporate the results in the first quarter of our Fiscal 2008.

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

On July 11, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts regarding a three-year, $100,000,000 revolving credit facility. On August 1, 2006 we completed the acquisition of Unicru, a leading provider of talent management solutions, for approximately $150 million in cash. Approximately $100 million was drawn down on the line of credit in order to complete this transaction.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	July 1, 2006	September 30, 2005	Percent Change
Cash, cash equivalents and marketable securities (including short and long-term)	$178,211	$140,435	27%
Working capital	$67,763	$9,620	604%

The increase in cash, cash equivalents and marketable securities was primarily due to cash generated from operations, partially offset by cash paid for the repurchase of our common stock, the purchase of property, plant and equipment and capitalized software development costs as well as cash paid for acquired businesses during the nine month period ended July 1, 2006. The increase in working capital was primarily due to an increase in cash and short-term marketable securities balances, partially offset by a decrease in accounts receivable. A portion of our cash reserves is invested in long-term marketable securities.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Cash provided by operations	$31,842	$21,788	46%	$76,132	$57,825	32%
Cash used for property, plant and equipment	$(5,562)	$(5,472)	2%	$(15,473)	$(20,325)	(24)%
Cash used for acquisitions of businesses	$(4,544)	$(55)	8162%	$(13,136)	$(52,433)	(75)%
(Increase)/decrease in marketable securities	$2,932	$(12,213)	(125)%	$(303)	$29,342	101%
Net proceeds from exercise of stock options and employee stock purchase	$1,826	$714	156%	$14,946	$19,298	(23)%
Repurchases of common stock	$(6,521)	$(16,994)	(62)%	$(20,633)	$(27,392)	(25)%

N/A = Not applicable

The increase in cash provided by operations in the nine month period ended July 1, 2006, as compared to the same period in the prior year, was primarily due to an increase in deferred maintenance, a lower decrease in deferred product revenues, collections of accounts receivable, and an increase in net income, net of non-cash stock-based compensation charges. These factors are partially offset by a decrease in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered).

Our use of cash for property, plant and equipment in the nine month period ended July 1, 2006 includes investments in information systems and infrastructure to improve and support our expanding operations. We anticipate making significant capital investments during the remainder of fiscal 2006 in conjunction with the replacement of our information technology systems. To date, we have invested approximately $22.8 million (excluding internal personnel related costs) related to the replacement of our information technology systems of which $15.8 million has been capitalized, with the remainder expensed through operations. We expect our total investment in this project

(excluding internal personnel related costs) to range between $25.0 million and $27.0 million. Our use of cash for the acquisition of businesses in the first nine months of 2006 was principally related to the acquisition of ClarityMatters on April 25, 2006, TimeWorks, Inc. on January 17, 2006 and Compu-Cash Systems on December 19, 2005. Our use of cash for the acquisition of businesses during the same period ended July 2, 2005 was principally related to the acquisition of AD OPT on November 18, 2004 and Nextime, Inc. on February 28, 2005. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We continue to assess potential acquisition opportunities; however, we currently do not have any major acquisitions planned. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are invested in marketable securities.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Nine Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Shares of common stock repurchased	164,607	394,802	(58)%	503,857	606,396	(17)%
Cost of shares of common stock repurchased	$6,520	$16,994	(62)%	$20,633	$27,392	(25)%

The common stock repurchased under our stock repurchase program is used to partially cover the shares required for our employee stock option plans and employee stock purchase plan.

We lease certain office space, manufacturing facilities and equipment under long-term operating lease agreements. In addition, certain acquisition agreements contain provisions that require us to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Future minimum rental commitments under operating leases, and future payment obligations related to guaranteed payments from acquisitions are as follows:

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations	$44,649	$11,707	$14,986	$11,384	$6,572
Guaranteed payment obligations	2,991	2,496	496	—	—

Total	$47,640	$14,203	$15,482	$11,384	$6,572

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, and any additional stock repurchases for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2005 for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at July 1, 2006, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material. For foreign currency exposures existing at July 1, 2006, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time because of a number of factors including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2005.

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

Changes in stock option accounting rules may have a significant adverse affect on our operating results. We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or Statement 123 previously allowed companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board

Opinion No. 25, “Accounting for Stock Issued to Employees”, or Opinion No. 25, with pro forma disclosure of the impact on net income of using the fair value option exercise recognition method. We had previously elected to apply Opinion No. 25 and accordingly, had not recognized any compensation expense with respect to employee stock options through the end of fiscal 2005.

In December 2004, the FASB issued FAS 123R, which is a revision of FASB Statement No. 123 and supersedes Opinion No. 25. FAS 123R requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Adoption of FAS 123R results in the recognition of stock compensation expense. We adopted FAS 123R on October 1, 2005, the beginning of our 2006 fiscal year. The actual impact on future periods will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. Our financial statements beginning with the first quarter of fiscal 2006 include stock-based compensation expense, as required by our adoption of FAS 123R. If we had used the fair value method to measure compensation related to stock awards to employees in periods prior to the three month period ended December 31, 2005, we would have incurred stock-based compensation expense. Refer to Note C of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details on the pro forma net income and stock compensation expense for the three and nine month periods ended July 2, 2005.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In the first nine months of fiscal 2006, approximately 7% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the following table, we provide information about our purchases during the quarter ended July 1, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
04/02/06 - 05/02/06	67,907	$39.05	67,907	646,319
05/03/06 - 06/03/06	42,950	$41.79	42,950	603,369
06/04/06 - 07/01/06	53,750	$38.58	53,750	549,619

Total:	164,607	$39.61	164,607	549,619

Our board of directors approved the repurchase by us of up to an aggregate of 750,000 shares of our common stock pursuant to the repurchase program that we publicly announced on February 16, 2006 (the “Program”). We repurchased an aggregate of approximately 165,000 shares of our common stock pursuant to the Program in the third fiscal quarter. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On May 11, 2006, we entered into senior executive retention agreements with each of Stuart Itkin, our Vice President of Marketing, and Mark Julien, our Chief Financial Officer. The retention agreements generally provide that, if within 12 months following a change in control the executive’s employment is terminated for reasons other than for cause (as defined in the retention agreement) or by the executive for good reason (as defined in the retention agreement), the executive will receive a cash payment equal to three times the sum of the executive’s highest base salary and highest bonus, received in any year for the five-year period prior to such change in control. The executive has the option to receive this cash payment in one lump sum or in 36 equal monthly installments, with an annual interest rate on the unpaid principal balance equal to the minimum applicable federal rate in effect on the date of termination. The retention agreements also provide that we will continue to provide benefits to each executive for a period of one year after the date of his termination. The form of senior executive retention agreement entered into between us and Messrs. Itkin and Julien has been filed with the Securities and Exchange Commission with our Annual Report on Form 10-K for the year ended September 30, 2003.

Item 6. Exhibits

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

KRONOS INCORPORATED

August 10, 2006	By	/s/ Mark V. Julien
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