Form 10-K
period 2006-09-30
KRONOS INC
filed 2006-12-13
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

or

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

Registrant’s telephone number, including area code (978) 250-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share

Series A Junior Preferred Participating Stock, $1.00 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
March 31, 2006	22,756,310	$850,858,431

Shares of voting common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
December 1, 2006	Common Stock, $0.01 par value per share	31,726,076

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Items 10-14 of Part III hereof. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PART I

Item 1.	Business

Kronos Incorporated was organized in 1977 as a Massachusetts corporation. We provide a suite of solutions that automate employee-centric processes and provide tools to optimize the workforce. Our solutions, which include time and labor, scheduling, talent management, human resources, payroll, absence management, labor activity tracking, data collection, self-service and workforce analytics are designed for a wide range of businesses and organizations from single-site to large multi-site enterprises. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services and subscription services as well as ongoing customer support and maintenance.

We are organized into two operating segments, as described below—Workforce Management Solutions and Talent Management Solutions (see Note M in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for additional information related to these operating segments). The combination of our talent management division’s solutions, which are designed to help companies to select and hire the highest quality people, with our workforce management solutions, which help customers to deploy and manage the workforce, is focused on enabling customers to integrate employee selection strategy with actual labor performance and tie labor planning to sourcing and hiring.

Workforce Management

Since Kronos was organized in 1977 substantially all of our revenues and profits have been derived from our workforce management solutions, which include time and labor applications and related products and services. These solutions are designed to enable organizations to reduce costs and increase productivity by improving employee satisfaction, aligning employee performance with organizational objectives, and putting real-time information in the hands of decision makers.

Talent Management

With the acquisition of Unicru, Inc. in August of 2006, we added a talent management solution that integrates with our workforce management products to link sourcing, selection, and hiring strategy with actual performance and labor planning. Our talent management solutions are designed to help achieve continuous improvement in workforce quality and performance that can help increase labor productivity, augment customer service levels, reduce absenteeism and turnover rates, cut hiring time, and enhance both top- and bottom-line results.

Our solutions are designed for a wide range of businesses and organizations, from single-site companies to large, multi-site enterprises. These solutions can be purchased or financed from us. In addition, we maintain an extensive services and technical support organization that implements and maintains systems and provides professional and educational services. These services can be delivered onsite or via the Internet.

We also collaborate with many industry-leading vendors that market products and services that are synergistic with our solutions. These include major enterprise resource planning system, or ERP, providers, consulting firms, niche workforce and talent management application vendors, and technology vendors. To date, substantially all of our revenues and profits have been derived from our time and labor applications and related products and services. We introduced our human resources and payroll products during fiscal 2002. We introduced our newest line of scheduling products in fiscal 2004. We added an absence management product in fiscal 2005, along with customized workforce management solutions for the federal government and airline industry through our acquisitions of 3i Systems and AD OPT Technologies, Inc., or AD OPT. Our acquisition of Unicru in August of 2006 added a talent management offering and allows us to expand our business opportunities with a solution that complements our traditional workforce management offerings.

Kronos Products

Kronos Workforce Management Solutions

Our workforce management solutions help enable organizations to reduce costs and increase productivity, improving employee satisfaction, aligning employee performance with organizational objectives, and putting real-time information in the hands of decision makers.

Our workforce management solutions consist of the following components: time and labor, scheduling, human resources, payroll, absence management, labor activity tracking, data collection, self-service, and workforce analytics. These components can be deployed together or independently to meet the unique needs of various organizations.

The Workforce Central® Suite

Using web-based technology, the Workforce Central suite is a closely integrated system of human resources, payroll, scheduling, and time and labor applications. It can be deployed individually or as a comprehensive solution for workforce management. The Workforce Central suite incorporates powerful applications for analytics and employee self-service and employs a broad range of our own sophisticated data collection devices. Each component of the Workforce Central suite provides high functionality, streamlined workflow technology, and an intuitive user interface.

Workforce Central Solutions include:

Time and Labor

Workforce Timekeeper™ automates and streamlines the management, collection, and distribution of employee hours, eliminating the need for manual timesheets. Workforce Timekeeper has a robust, flexible pay rules engine that applies complex work and pay rules accurately and consistently throughout an organization.

Workforce Activities™ enables real-time tracking of activity data for individual employees and teams. It reconciles direct and indirect labor to time paid and enables an organization to compare productivity against standards. Workforce Activities also eliminates the process of manually entering job-costing data into ERP systems. Going beyond weekly or daily reporting, Workforce Activities provides up-to-the-minute information so that managers can adjust to the shifting demands of a production environment.

Scheduling

Workforce Scheduler™ is a highly capable, all-in-one solution for an organization’s scheduling challenges. It allows managers to plan staff coverage by shift, employee, or job description and react with speed and effectiveness when unforeseen circumstances put productivity at risk. Workforce Scheduler also features a dedicated forecasting engine that enables retailers and other service-oriented businesses to match employee labor to business volume efficiently while adhering to predetermined labor standards.

Workforce Scheduler with Optimization™ is a solution designed for retailers and other service-oriented businesses. It includes all of the advantages of Workforce Scheduler and, in addition, allows the creation of optimized schedules for those industries. It features comprehensive business and labor forecasting engines that can accurately forecast business, calculate labor needs, and create a schedule that matches labor to volume more efficiently.

Altitude® is a suite of customized crew planning, management, and optimization solutions designed exclusively for the airline industry. Altitude can handle the complex crew deployment and management functions of the airline industry, from mainline carriers to charters and low-cost carriers. It helps airlines lower costs and reduce manpower planning time.

Total Care is a staff scheduling solution designed specifically for the Canadian and Australian healthcare markets. This suite of applications allows healthcare facilities to manage their largest expenditure, the workforce, more effectively. It helps healthcare organizations optimize staffing, control budgets, improve employee satisfaction, and make better decisions when it comes to patient care.

Human Resources

Workforce HR™ manages and automates human resources processes, from recruiting to benefits administration, so that organizations have more time to focus on strategic initiatives. Because it empowers employees to manage their own personal information, Workforce HR helps reduce operational expenses while fostering employee satisfaction compared to a manual system. It allows control over critical processes, including benefits administration, performance management, and compensation planning, and enables real-time sharing of employee information, all of which contribute to better decision-making and improved organizational performance.

Payroll

Workforce Payroll™ manages the complex information required to administer and complete payment of wages, bonuses, and other forms of compensation. With streamlined payroll processing in house, organizations enjoy more flexibility and control, with quick and easy access to critical payroll data.

Absence Management

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

Workforce Attendance™ helps organizations automate and streamline the administration and enforcement of complex attendance policies and apply rewards or disciplinary action fairly and consistently. It helps managers proactively manage absenteeism and reduce the associated costs. A variety of available reports help managers spot absence trends and patterns early and take corrective action before they become an issue.

Workforce Leave™ helps track and manage all types of leave, all in one place, automatically. It streamlines the entire leave management process, from eligibility to entitlement to on-leave compensation, and provides visibility into trends and patterns that can point to and help reduce the abuse of leave benefits. It helps maintain compliance with the Family and Medical Leave Act of 1993 and other federal, state, and union mandates, and provides accurate administration and tracking of paid and unpaid leave policies, even when rules overlap.

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

Kronos 4500 Touch ID™ terminal, like the Kronos 4500 badge terminal, is a high speed, network-centric data collection device that captures and manages labor data easily and effectively. The Kronos 4500 Touch ID terminal incorporates leading finger scan verification technology, ideal for eliminating buddy punching.

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

Self-Service

Workforce Employee™ is a browser-based interface employees can use to enter time and labor data and access human resources and payroll information and processes. It allows them to view hours worked, approve timecards, or even sign up for available shifts. Workforce Employee also provides convenient web access to a breadth of human resources information, including available training, job openings, and benefits enrollment.

Workforce Manager™ alerts managers to issues that require immediate attention, such as an employee approaching an overtime threshold. Workforce Manager provides managers with broad visibility into their staff, including skills, experience, and completed training, all of which is essential to helping them optimize the workforce.

Analytics

Workforce Analytics™ is a powerful decision-making platform that provides managers, decision makers, and other key stakeholders with actionable, real-time intelligence by transforming workforce data into effective business intelligence. Using data warehouse technology to consolidate workforce information into a single source for analysis, it gives managers access to customized, easy to use information that allows them to automate the calculation of workforce metrics, provides ad-hoc query capability, and delivers information through highly visual dashboard and scorecard interfaces. Workforce Analytics’ business intelligence tools offer managers at any level the right information when it is needed most—at the point of decision.

Visionware® is a labor analytics system for organizations in industries such as healthcare, where controlling labor costs is a significant challenge. Visionware enables organizations to manage productivity, reduce labor costs, and most importantly, align labor decisions with strategic objectives.

The Kronos iSeries Central Suite

The Kronos iSeries Central suite comprises time and labor applications designed specifically for the IBM eServer iSeries. The Kronos iSeries Central suite automates time and labor management processes and provides access to real-time data for better decision-making. It employs a broad range of our own data collection devices.

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

Kronos iSeries Scheduler automates time-consuming scheduling processes and helps managers make better decisions about workforce deployment. It provides essential scheduling criteria, including staffing requirements, actual hours worked, employee skills and certifications, and employee availability.

Kronos iSeries Activities helps organizations understand how labor is being used. It provides visibility into how the workforce performs against productivity goals and benchmarks, and provides activity-level data in real time for better decision making.

Kronos iSeries Manager is a web-based application that allows an organization to effectively manage employees in a “one-click” environment. This HTML-based application allows an organization to edit time records, run and print reports, and effectively manage its labor resources quickly and easily from anywhere in the world.

Kronos iSeries Employee is an intuitive, web-based application that acts as an employee portal to an organization’s information and processes. It allows employees to enter time and labor data and track jobs or projects after they have been completed. Employees can view hours worked, submit timecards, or review other information such as schedules and accrual balances.

Kronos iSeries Access and Gatekeeper® terminals are an integrated solution designed to manage employee admittance into controlled areas in any facility.

Complementary Products

In addition to our core products, we offer a variety of solutions designed to help maximize workforce management capabilities.

Workforce Connect™ is an integration solution that reduces delays and modification costs. Data can be imported and exported quickly and easily from a variety of sources. It supports more than 250 payroll systems and other essential integration needs.

Workforce Record Manager™ makes maintaining the Workforce Timekeeper database faster, easier, and more effective. It enables IT managers to easily move data from one Workforce Timekeeper database to another, and provides the functionality needed to support archiving processes.

Gatekeeper® provides a method to control and track access to areas of an organization that require monitoring.

Kronos Talent Management Solutions

By selecting and hiring the highest quality people and then deploying and managing them most effectively, organizations can gain a unique competitive advantage. Kronos talent management solutions integrate with Kronos’ workforce management products to link sourcing, selection, and hiring strategy with actual performance and labor planning. Kronos’ talent management solutions are designed to help achieve continuous improvement in workforce quality and performance that can help increase labor productivity, augment customer service levels, reduce absenteeism and turnover rates, cut hiring time, and enhance both top- and bottom-line results.

Kronos Workforce Acquisition™ powered by Unicru® empowers organizations to find, hire, and keep the best people in their industry—thereby providing a competitive advantage. Workforce Acquisition’s On-Demand Infrastructure allows clients and candidates to access this always-on solution from wherever they happen to be, anytime of the day or night, using a web-enabled device or one of Kronos’ Hireport™ devices, which don’t require an Internet connection. This integrated solution is designed to enable companies to cast a wider net for applicants, select in people who fit well and have higher potential, select out people who fit poorly or present risk, onboard and screen quickly, measure results and validate effectiveness, thereby driving top- and bottom-line business results by continuously improving the quality and productivity of their workforce.

Time and Labor for the Federal Government

Kronos offers a dedicated, web-based time, attendance, and labor management solution designed exclusively for the U.S. Federal Government. The solution provides automated timekeeping and labor management processes, improved data accuracy, reduced costly payroll errors, and is designed to help the user to complete a variety of federally-mandated compliance requirements.

webTA is a web-based time and labor reporting solution that supports the federal government’s unique time and attendance requirements. It simplifies timekeeping with functionality that allows employees to enter and validate their own time using digital signatures. It also allows managers to perform corrections and update protected fields. Electronic time and labor reports may be viewed, but not changed, by employees, managers, and supervisors, without the need to generate paper reports.

Services and Support

We maintain an extensive professional service and technical support organization that provides a suite of maintenance, professional and educational services. These services are designed to support our customers throughout the product life cycle. Maintenance service options are delivered through our global support operation. We also provide a wide range of customer self-service options through the Internet. Our professional services include onsite as well as remote implementation support, technical and business consulting, and system integration and optimization. Our educational services offer a full range of curriculae that are delivered through local training centers or via Internet-based training courses.

Marketing and Sales

We market and sell our products to the mid-market (organizations with 250 to 2,500 employees), the enterprise market (organizations with over 2,500 employees) and the global market (organizations with employees and facilities in multiple countries). We market and sell in the United States and other countries, including Canada, Mexico, the United Kingdom, Australia, New Zealand and as of September 2006 China, through our direct sales and support organization, and through independent resellers. In addition, we have a joint marketing agreement with Automatic Data Processing, Inc., or ADP, under which ADP markets rebranded versions of our Workforce Central suite and data collection terminals. Our direct sales force is organized to focus on the distinct market segments (mid-market, enterprise, global) and in some cases on distinct vertical industries such as retail, healthcare, government and education, and manufacturing, or product lines. Our direct sales force is organized by geographic region and our marketing department is organized into functional groups that align with our sales organization.

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

Direct Sales Organization

We have 50 direct sales and support offices located in the United States. In addition, we have six sales and support offices located in Canada, three in the United Kingdom, one in Mexico, five in Australia, and one in New Zealand. Each direct sales office covers a defined geographic region, and has sales and support functions. We have sales executives assigned to mid-market, enterprise and national accounts. There are also teams dedicated to the federal government, retail, healthcare, and airline markets. To capitalize on the specialization of our Talent Management solution, we also have a division dedicated to the development, sales and support of these products.

For the fiscal years ended September 30, 2006, 2005, and 2004, our direct sales and support offices in the U.S. generated net revenues of $464.9 million, $407.3 million, and $358.8 million, respectively. For the fiscal years ended September 30, 2006, 2005, and 2004, our international subsidiaries generated net revenues of $74.4 million, $65.2 million, and $46.7 million, respectively. Total assets at our international subsidiaries for these periods were $158.1 million, $158.7 million, and $37.0 million, respectively. The increase in total international assets in fiscal 2005 was primarily attributable to our acquisition of AD OPT in November 2004.

Resellers

We also market and sell our products through independent resellers within designated geographic territories generally not covered by our direct sales offices. These resellers provide sales, support and installation services for our products. There are presently two resellers in the United States actively selling and supporting our products. Sales to independent U.S. resellers for the years ended September 30, 2006, 2005, and 2004 were $1.5 million, $6.1 million, and $9.7 million, respectively. The decrease in revenues in fiscal 2006 and 2005 was principally due to the acquisitions by us of various resellers during fiscal 2006, 2005 and 2004. We also have resellers in Argentina, Bahamas, Bahrain, Barbados, Brazil, Chile, Columbia, Guam, Guyana, Jamaica, Lebanon, Netherlands, Antilles, Nigeria, Norway, Panama, Puerto Rico, South Africa and Trinidad. Sales to independent international resellers were not material in any of the fiscal years 2004 through 2006. We support our resellers with training, technical assistance, and marketing assistance.

Original Equipment Manufacturers

We have a joint marketing agreement with ADP under which ADP markets rebranded versions of our Timekeeper Central system, Workforce Central suite and data collection terminals manufactured by us.

During fiscal 2003, we signed an agreement with ADP extending the business relationship for an additional term of five years, and during fiscal 2004, signed an amendment to that agreement that provides for minimum purchasing requirements and further extended the agreement for an additional six months. A reduction in the sales efforts of our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on our results from operations.

Customers

End-users of our products include companies and organizations of virtually all sizes from many varied sectors such as manufacturing, healthcare, services, retail, transportation/distribution, and government and education sectors.

Product Development

Our product development efforts are focused on enhancing the capabilities and increasing the performance of our existing products as well as developing new products and standard interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of our customers. During fiscal 2006, 2005, and 2004, our engineering, research and development expenses were $57.6 million, $50.7 million, and $44.1 million, respectively. We intend to continue to commit substantial resources to enhance and extend our product lines and develop interfaces to third-party products. Although we continually seek to further enhance our product offerings and to develop new products and interfaces, including products for the human capital management market, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance. We also depend upon the reliability and viability of a variety of software products owned by third parties to develop our products. If these products are inadequate or not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

Competition

The human capital management market, which includes workforce management, human resources management and talent management, is competitive. Increased competition could adversely affect our operating results through price reductions or loss of market share. As we expand our workforce management offerings with the recent introduction of our advanced scheduling and absence management products, and bolster our talent management capabilities with the recent acquisition of Unicru’s on-demand talent management offerings, we will continue to meet strong competition. Some of our competitors may be able to adapt more quickly to new or emerging technologies or devote greater resources to the promotion and sale of their human resources, payroll, scheduling, absence management and talent management products. Some of our enterprise resource planning, or ERP, and service bureau-based human resources and payroll competitors have significantly greater financial, technical and sales, and marketing resources than we have, as well as more experience in delivering human resources and payroll solutions. We believe that the principal methods of competition include product features and functionality, internationalization, price, customer service, professional services, resources, manner of delivery, and company stability and reputation. We believe we compete favorably in a number of these areas, including with respect to our product features, the fact that we are a single-source provider of human capital management solutions, our proven service approach, and company stability. Although we believe we have core competencies that position us strongly in the marketplace, our continued ability to compete favorably with our competitors will require continued investment by us in research and development, services, and marketing and sales programs. As with our core time and attendance business, there can be no assurance that we will be able to compete successfully in the human resources, payroll, scheduling, absence management and talent management marketplace, and our failure to do so could have a material adverse impact upon our business, prospects, financial condition, and operating results.

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

We have registered trademarks for Kronos, Kronos TouchID, My Genies, Timekeeper, Timekeeper Central, Jobkeeper Central, Cambridge Clock, Datakeeper, Datakeeper Central, Gatekeeper, Gatekeeper Central, Imagekeeper, TeleTime, CardSaver, ShopTrac, ShopTrac Pro, Keep.Trac, Visionware, Workforce Central, Workforce Genie, Workforce Accruals, Workforce TeleTime, Workforce Express, Workforce Decisions, eForce, PeoplePlanner, PeoplePlanner design, StarComm, StarPort, StarSaver, StarTimer, Altitude, AltitudeDream, Unicru and our logo in the United States and other countries. In addition, Kronos eCentral, Timekeeper Web,

Workforce Connect, FasTrack, Workforce Activities, Workforce Scheduler, Workforce Smart Scheduler, Workforce Manager, Workforce MobileTime, Workforce Timekeeper, Hyperfind, Kronos 4500, Kronos 4500 Touch ID, Labor Plus, Schedule Assistant, Winstar Elite, WIP Plus, Workforce HR, Workforce View, Workforce Employee, Smart Scheduler, Schedule Manager & Design, Shiftlogic, StartLabor, StartQuality, StartWIP, Starter Series, Timekeeper Decisions, VisionPlus, Workforce Payroll, Workforce Record Manager, Workforce Recruiter, Altitude MPP, Altitude MPPXpress, Altitude PBS, Altitude Pairing, Comm. Mgr, CommLink, DKC/Datalink, eDiagnostics, Hireport, HR and Payroll Answerforce, Kronos Acquisition, Kronos 4510, Kronos KnowledgePass, Kronos TechKnowledgy, KronosWorks, KVC OnDemand, MPPXpress, Momentum, Momentum Essentials, Momentum Online, SmartView, Workforce Acquisition, Workforce Analytics, Workforce Attendance, Workforce Central Portal, Workforce Leave, Workforce Operations Planner, Workforce Scheduler with Optimization, and Workforce Tax Filing are our trademarks. Certain trademarks have been obtained or have been applied for in various foreign countries.

We are the owner of five issued United States patents relating to the areas of electro-optical bar code readers, manual adjustment free controlled voltage and current limited D.C. supply, dynamic work scheduler and performance-driven item rotation, successive validation cycles and real-time electronic collection of data for determining suitability of an individual for employment by an employer. These patents expire at various dates ranging from 2011 to 2024.

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

Acquisitions

We completed several acquisitions during fiscal 2006. Please refer to Note J in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for further information regarding these acquisitions.

In August 2006, we completed the acquisition of Unicru, Inc. The estimated gross purchase price paid was $177.8 million, including $149.2 million in cash, $2.3 million in transaction-related costs, $3.0 million for a technology-related patent settlement and $23.3 million in assumed liabilities. Unicru is a provider of talent management solutions.

Employees

As of September 30, 2006, we had approximately 3,400 employees. None of our employees is represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have historically encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

Available Information

We maintain an Internet website at www.kronos.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports. Each such report is posted on our website as soon as reasonably practicable after such report is filed with the Securities and Exchange Commission, or SEC, via the EDGAR system.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report. Our website address is included in this Annual Report as an inactive textual reference only.

Item 1A.	Risk Factors

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

Potential Fluctuations in Results. Our operating results, including revenue growth, sources of revenue, effective tax rate and liquidity, may fluctuate as a result of a variety of factors, including general economic conditions and related effects on workforce size, the purchasing patterns of our customers, the diversion of public companies’ resources to address compliance with regulatory requirements on internal controls, the mix of products and services sold, the ability to effectively integrate acquired businesses into our operations, the timing of the introduction of new products and product enhancements by us and our competitors, the strategy employed by us in the human resources and payroll market, market acceptance of new products and competitive pricing pressure. We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year, although there can be no assurance that this pattern will continue. In addition, substantially all of our product revenue and profits in each quarter result from orders received in that quarter. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, our revenues for that quarter will be adversely affected. We believe that our operating results for any one period are not necessarily indicative of results for any future period.

Integration of Acquired Businesses. As part of our overall growth strategy, we have acquired from time to time resellers of our products and, in certain instances, complementary business lines. Going forward we anticipate continuing this growth strategy, particularly related to strategic acquisitions of complementary business lines and technologies. This could potentially include material transactions, some with foreign geographies, which are more complex and may present greater challenges in achieving the intended strategic and financial goals. Even if we are successful in identifying and acquiring businesses strategic to us, these acquisition activities involve a number of risks, including:

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

These and other factors could have a material adverse effect on our results of operations, particularly in the case of material acquisitions, foreign acquisitions or multiple acquisitions in a short period of time. Acquisitions may also have a negative effect on our earnings per share. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisition or investment. To the extent we issue shares of our capital stock or other rights to purchase our capital stock, including options and warrants, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

New Information Technology System Implementation. We completed the first and second phases of the implementation of our new information technology system in April 2005 and November 2006, respectively, and therefore have begun incurring certain recurring costs that were not incurred previously, including amortization and depreciation related costs. During the implementation of and transition to our new information technology systems we may experience some short-term erosion to our productivity resulting from duplicate data entry, troubleshooting and mitigation of any issues related to the rollout of these systems, as well as increased costs related to the completion of the implementation, which may have an impact on our cash flows.

Competition. The human capital management market, which includes time and labor, scheduling, talent management, human resources, payroll, absence management, labor activity tracking, data collection, self-service and workforce analytics solutions are highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions or loss of market share. With our efforts to expand our workforce management offering with the introduction of our human resources and payroll product suite and the expansion of our scheduling product offerings, as well as our expansion into the talent management market, we will continue to face strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll as well as talent management markets, and our failure to do so could have a material adverse impact on our business, prospects, financial condition and operating results.

Dependence on Time and Labor Product Line. To date, the substantial majority of our revenues have been attributable to sales of time and labor systems and related services. Although we have introduced products for talent management, scheduling solutions and the licensed human resources and payroll market, we expect that our dependence on the time and labor product line for revenues will continue for the foreseeable future. Competitive pressures or other factors could cause our time and labor products to lose market acceptance or experience significant price erosion, adversely affecting the results of our operations.

Product Development and Technological Change. Continual change and improvement in computer software and hardware technology characterize the markets for human capital management systems. Our future success will depend largely on our ability to enhance the capabilities and increase the performance of our existing products and to develop new products and interfaces to third-party products on a timely basis to meet the increasingly sophisticated needs of our customers. Although we are continually seeking to further enhance our offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In fiscal 2006, approximately 7% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Stock option accounting rules may have a significant adverse affect on our operating results. We have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. In December 2004, the FASB issued FAS 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. We adopted FAS 123R on October 1, 2005, the beginning of our 2006 fiscal year. The modified prospective method was applied in adopting FAS 123R and, accordingly, periods prior to adoption have not been restated. The actual impact on future periods will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. The implementation of FAS 123R has had no adverse effect on our balance sheet or total cash flows, but it does impact cash flows from operations, cost of sales, gross profit, operating expenses, net income and earnings per share. Because periods prior to adoption have not been restated, comparability between periods has been affected. Additionally, estimates of and assumptions about forfeiture rates, volatility and interest rates are used to calculate stock-based compensation. A significant change in these estimates could materially affect our operating results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our 129,000 square foot corporate headquarters facility and lease approximately 343,000 square feet in five additional facilities, all located in Chelmsford, Massachusetts. Our manufacturing operations, global support center and various engineering, sales, service, and administrative operations are located in these facilities. Expiration dates of leases on these offices range from 2006 to 2013. Additionally, we lease 66 sales and support offices located throughout North America, Europe, Australia and New Zealand. Expiration dates of leases on these offices range from 2006 to 2014. Our aggregate rental expense for all of our facilities in fiscal 2006 was approximately $13.7 million. We consider our facilities to be adequate for our current requirements and believe that additional space will be available as needed in the future.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the normal course of business. We do not consider any of the legal proceedings in which we are currently involved to be material.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Registrant

Executive Officers of the Registrant

Name	Age	Position
Mark S. Ain	63	Executive Chairman of the Board
Aron J. Ain	49	Chief Executive Officer
Paul A. Lacy	59	President and Secretary
Mark V. Julien	42	Chief Financial Officer and Treasurer
Lloyd B. Bussell	61	Vice President, Manufacturing
James J. Kizielewicz	47	Senior Vice President, Corporate Strategy
Peter C. George	47	Senior Vice President, Engineering and Chief Technology Officer
Joseph R. DeMartino	57	Senior Vice President, North American Field Operations
Stuart M. Itkin	55	Vice President, Chief Marketing Officer

Mark S. Ain, one of our founders, served as Chief Executive Officer and Chairman since our organization in 1977 until October 31, 2005, at which time he retired in those capacities and became the Executive Chairman of our Board. He also served as President from 1977 through September 1996. Mr. Ain sits on the Board of Directors for the following public companies: KVH Industries, Inc. and LTX Corporation. Mr. Ain is the brother of Aron J. Ain, our Chief Executive Officer.

Aron J. Ain has served as Chief Executive Officer since October 31, 2005. Previously, Mr. Ain served as Executive Vice President, Chief Operating Officer from April 2002 until October 2005, as Vice President, Worldwide Sales and Service from November 1998 until April 2002, as Vice President, Marketing and Worldwide Field Operations from September 1996 until November 1998, and as Vice President, Sales and Service from 1988 through September 1996. Mr. Ain sits on the Board of Directors for the following public company: Unica Corporation. Mr. Ain is the brother of Mark S. Ain, Executive Chairman of the Board.

Paul A. Lacy has served as President and Secretary since May 1, 2006. Previously, Mr. Lacy served as President, Chief Financial and Administrative Officer, Treasurer and Secretary from October 31, 2005 until May 1, 2006, as Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Secretary from April 2002 until October 2005, and as Vice President, Finance and Administration, Treasurer and Secretary from 1988 until April 2002.

Mark V. Julien has served as Chief Financial Officer and Treasurer since May 1, 2006. Previously, Mr. Julien served as Vice President of Finance from May 2003 until April 2006, Vice President and Corporate Controller from January 2000 to May 2003 and as Assistant Corporate Controller from January 1995 to January 2000.

Lloyd B. Bussell has served as Vice President, Manufacturing since 1987.

James J. Kizielewicz has served as Senior Vice President, Corporate Strategy since October 2005. Previously, Mr. Kizielewicz served as Vice President, Corporate Strategy from March 2004 until October 2005, and as Vice President, Marketing and Corporate Strategy from January 1997 until March 2004. Mr. Kizielewicz served in a variety of capacities for us from 1981 until his appointment as Vice President, Marketing and Corporate Strategy in January 1997.

Peter C. George has served as Senior Vice President, Engineering and Chief Technology Officer since October 2005. Previously, Mr. George served as Vice President, Engineering and Chief Technology Officer from February 2002 until October 2005, and as Vice President, Software Development since 1997, and as such was responsible for the management of the development of our software products.

Joseph R. DeMartino has served as Senior Vice President, North American Field Operations since February 2006. Previously, Mr. DeMartino served as Vice President, Worldwide Service from June 2002 until February 2006, and as Vice President, North America Field Service from August 1998 until June 2002, and as such was responsible for the management of the customer service delivery functions, including consulting, education and technical support, for our North America operations.

Stuart M. Itkin has served as Vice President and Chief Marketing Officer since February 2006. Previously, Mr. Itkin served as Vice President, Marketing from February 2005 until February 2006. Prior to joining Kronos, Mr. Itkin was Vice President of Marketing at Zebra Technologies Corporation, a provider of specialty printing solutions, from January 2003 to February 2005, where he led the company’s domestic and international marketing activities, developing and implementing marketing strategies focused on maximizing sales growth and profitability.

Our officers hold office until the first meeting of directors following the next annual meeting of stockholders, at which time officers are appointed for the following fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol KRON. The following table sets forth the high and low sales prices per share of our common stock, as reported on the NASDAQ Global Select Market for the periods indicated. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2006
Fiscal	High	Low
First quarter	$49.35	$40.61
Second quarter	42.32	35.28
Third quarter	48.19	35.80
Fourth quarter	36.50	26.59

	2005
Fiscal	High	Low
First quarter	$52.14	$43.99
Second quarter	56.12	45.74
Third quarter	52.70	37.84
Fourth quarter	49.49	40.45

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative return of (i) the NASDAQ® Stock Market—U.S. Index, and (ii) the S&P 500 Info Technology—Price Index during the five-year period ended September 30, 2006. The graph assumes the investment of $100 in our common stock, the NASDAQ® Stock Market—US Index and the S&P 500 Info Technology—Price Index and assumes dividends are reinvested. Measurement points are the last days of our fiscal years ended September 30, 2002, 2003, 2004, 2005 and 2006, and the last trading days of each of the other months in our 2002, 2003, 2004, 2005 and 2006 fiscal years.

Holders

There were approximately 300 stockholders of record of our common stock as of December 1, 2006.

Dividends

We have not paid cash dividends on our common stock, and the terms of our revolving line of credit prohibits the payment of such dividends and distributions without the consent of the lender. Moreover, it is our present policy to retain our earnings for use in our business.

Issuer Purchases of Equity Securities

In the following table, we provide information about our purchases during the quarter ended September 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(3)
07/02/06-08/02/06	101,250	$31.40	101,250	448,369

08/03/06-09/03/06	115,000	29.31	115,000	333,369

09/04/06-09/30/06	105,775	32.50	105,775	227,594

Total	322,025	$31.02	322,025	227,594

(1)	We repurchased an aggregate of 322,025 shares of our common stock pursuant to the repurchase program that was publicly announced on February 16, 2006, which we refer to as the repurchase program.
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 750,000 shares of our common stock pursuant to the repurchase program. Unless terminated earlier by resolution of our board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3)	In the first quarter of fiscal 2007, our board of directors approved an increase in the amount of shares that can be repurchased by us of up to an aggregate of 1,250,000 additional shares of our common stock pursuant to the repurchase program. Unless terminated earlier by resolution of our board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2006 and 2005 and the statements of operations data for the years ended September 30, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2004, 2003 and 2002 and the statements of operations data for the years ended September 30, 2003 and 2002 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K.

Financial Highlights

	In thousands, except per share data

	Year Ended September 30,
	2006(2)	2005	2004	2003	2002
Operating Data:
Net revenues	$578,203	$518,658	$450,694	$397,355	$342,377
Net income	$41,439	$53,904	$46,250	$34,666	$28,827
Net income per share:
Basic	$1.30	$1.69	$1.49	$1.16	$0.98
Diluted	$1.29	$1.65	$1.44	$1.12	$0.94
Stock-based compensation included in net income	$11,612	n/a	n/a	n/a	n/a
Stock-based compensation impact on basic net income per share	$0.36	n/a	n/a	n/a	n/a
Stock-based compensation impact on diluted net income per share	$0.36	n/a	n/a	n/a	n/a

Balance Sheet Data:
Total assets	$749,631	$579,426	$505,830	$411,818	$331,449

Selected Quarterly Financial Data

(unaudited)

	In thousands, except per share data

	Three Months Ended(1,2)
	Sept. 30, 2006	July 1, 2006	April 1, 2006	Dec. 31, 2005
Net revenues	$165,359	$141,378	$143,523	$127,943
Gross profit	$101,194	$84,565	$83,309	$73,412
Net income	$15,028	$10,333	$9,854	$6,224
Net income per share:
Basic	$0.47	$0.32	$0.31	$0.20
Diluted	$0.47	$0.32	$0.31	$0.19
Stock-based compensation included in the calculation of gross profit	$1,047	$1,062	$1,063	$901
Stock-based compensation included in net income	$2,890	$2,900	$3,160	$2,662
Stock-based compensation impact on basic net income per share	$0.09	$0.09	$0.10	$0.08
Stock-based compensation impact on diluted net income per share	$0.09	$0.09	$0.10	$0.08

	Three Months Ended(1)
	Sept. 30, 2005	July 2, 2005	April 2, 2005	Jan. 1, 2005
Net revenues	$149,770	$129,991	$120,621	$118,276
Gross profit	$94,751	$79,790	$71,868	$72,211
Net income	$19,394	$12,629	$11,223	$10,658
Net income per share:
Basic	$0.61	$0.39	$0.35	$0.34
Diluted	$0.60	$0.39	$0.34	$0.33

(1)	We follow a system of fiscal months as opposed to calendar months. Under this system, the first eleven months of each fiscal year end on a Saturday. The last month of the fiscal year always ends on September 30.
(2)	On October 1, 2005, we were required to adopt SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense based on their fair values.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, international revenues, revenue growth rates, gross margin, operating expenses, stock-based compensation expense, amortization expense, earnings per share, future acquisitions, income tax rates, available cash, investments and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see the section titled “Risk Factors” contained in Item 1A of Part I of this Annual Report on Form 10-K. The risks and uncertainties discussed therein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Business Overview

We provide a suite of solutions that automate employee-centric processes and provide tools to optimize the workforce. Our solutions, which include time and labor, scheduling, talent management, human resources, payroll, absence management, labor activity tracking, data collection, self-service and workforce analytics are designed for a wide range of businesses and organizations from single-site to large multi-site enterprises. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services and subscription services as well as ongoing customer support and maintenance. An overview of our two operating segments follows (see Note M in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for additional information relating to our operating segments):

Workforce Management

Since Kronos was organized in 1977 substantially all of our revenues and profits have been derived from our workforce management solutions, which include time and labor applications and related products and services. These solutions are designed to enable organizations to reduce costs and increase productivity, improving employee satisfaction, aligning employee performance with organizational objectives, and putting real-time information in the hands of decision makers.

Talent Management

With the acquisition of Unicru, Inc. in August of 2006, we added a talent management solution that integrates with our workforce management products to link sourcing, selection, and hiring strategy with actual performance and labor planning. Our talent management solutions are designed to help achieve continuous improvement in workforce quality and performance that can help increase labor productivity, augment customer service levels, reduce absenteeism and turnover rates, cut hiring time, and enhance both top- and bottom-line results.

Operating Results Overview

SUMMARY:

	Twelve Months Ended
	September 30, 2006	September 30, 2005	Percent Change
	(in thousands, except per share data)
Revenues:
Product	$229,773	$221,569	4%
Maintenance	193,839	170,692	14%
Professional services revenues	147,487	126,397	17%
Subscription	7,104	—	n/a

Total revenues	$578,203	$518,658	11%

Net income	$41,439	$53,904	(23%)

Net income per share—basic	$1.30	$1.69	(23%)
Net income per share—diluted	$1.29	$1.65	(22%)

Our revenues in fiscal 2006 increased $59.5 million, or 11%, over fiscal 2005. The growth in our revenues was attributable to growth in revenues from our core business as well as growth in revenues from acquired businesses, which includes revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters. Maintenance revenues increased $23.1 million, or 14%, professional services revenues increased $21.1 million, or 17%, and product revenues increased $8.2 million, or 4%. Subscription revenue, which Kronos began receiving as a result of the Unicru acquisition in August of 2006, was $7.1 million.

Net income for fiscal 2006 decreased 23% to $41.4 million from $53.9 million, with earnings per share decreasing to $1.29 from $1.65 per diluted share. The decrease in net income as compared to the prior year was primarily due to $11.6 million (net of tax benefits) of stock-based compensation related to our adoption of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, on October 1, 2005. Also contributing to the decrease was amortization of intangible assets and interest expense related to our acquisition of Unicru amounting to $1.9 million, net of tax benefits.

Regarding expectations for fiscal 2007, we presently anticipate that revenue growth, excluding revenues from customers obtained in the acquisition of businesses in fiscal 2007, if any, will range between 12%-14% for the entire fiscal 2007 and between 14%-17% in the first quarter of fiscal 2007. We expect earnings per diluted share to be in the range of $1.10-$1.27 for the entire fiscal 2007 and $0.12-$0.19 for the first quarter. We expect that the impact of FAS123R, including outstanding, unvested awards and new awards, will be approximately $0.37 for the entire fiscal 2007 and $0.09 for the first quarter and that the impact of the amortization of intangibles will be approximately $0.32 for the entire fiscal 2007 and $0.08 for the first quarter.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts and Sales Returns Allowance

•	Valuation of Intangible Assets and Goodwill

•	Capitalization of Software Development Costs

•	Income Taxes

•	Business Combinations

•	Stock-Based Compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. Please refer to Note A in the “Notes to Consolidated Financial Statements” included as part of this Annual Report on Form 10-K for further information.

Revenue Recognition—We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as indirect channel customers, which include ADP and other independent resellers. The majority of our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and indirect channel customers are generally recognized using the residual method when:

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

Although these factors are governed by specific and detailed rules and guidelines related to revenue recognition, there is often a significant amount of judgment involved in determining the amount of revenue to be recognized for a specific customer arrangement as well as the timing of that revenue. Areas most often affected are:

•	Determining whether the fee is fixed or determinable;

•	Determining whether collectibility is probable; and

•	When multiple elements exist and there is an undelivered element:

•	determining whether undelivered elements are non-essential;

•	determining whether vendor-specific objective evidence of fair value for each separate undelivered element exists;

•	determining vendor specific objective evidence;

•	determining the amount of revenue to be recognized on shipment; and

•	determining the timing of the recognition of any revenue that is deferred;

•	In addition, we may change our pricing models in the future, which could result in a different fair value assignment for undelivered elements. This could cause our future revenue recognition to differ significantly from our historical results.

We base our judgments on the specific facts and circumstances of the arrangements and our general experience in addressing these subjective factors. Historically, our estimates and assumptions have been accurate and we do not anticipate that this will change significantly in the near future. However, if our estimates and assumptions are inaccurate in any period, it could have a material adverse effect on our results of operations.

Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of our product revenue, with the exception of product revenue recognized under Statement of Position 81-1 or subscription revenue, is recognized in this manner. If we cannot determine the fair value of any undelivered element included in an arrangement, we will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

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

If the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classify this revenue as deferred revenue. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date. Revenue that is deferred due to a substantive acceptance provision is recognized, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

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

Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. The short-term component (amounts due within 12 months) of these financing arrangements is included in accounts receivable on our balance sheet. The long-term component is included in other assets. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, in fiscal 2006 we applied a present value factor using annual interest rates ranging from 7% to 9.5%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

We also provide customized software solutions to our customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions are included in product revenues. The significant amount of estimation that is involved with percentage-of-completion accounting can have a material impact on the amounts of revenue and related expenses that are reported in our consolidated financial statements. A number of factors can affect these estimates such as labor rates, utilization and efficiency variances and contract change orders by the customer.

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

Commencing upon the completion of our acquisition of Unicru, Inc. during August 2006, we also recognize certain transactions under a subscription revenue accounting model. We follow the provisions of Securities and Exchange Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Our subscription arrangements provide customers the right to access our hosted software applications. Customers do not have the right to take possession of our software during the hosting arrangement. Subscription revenues are recognized on a monthly basis over the lives of the contracts. Development and activation revenues and related costs, which generally relate to set up and deployment activities, are deferred and recognized ratably over the term of the arrangement. Contracts generally have a term of between two to five years and are non-cancelable, or provide for significant penalties if cancelled.

Allowance for Doubtful Accounts and Sales Returns Allowance—We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by us after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required and our future results could be materially affected. Historically, there has not been a significant amount of deviation between our estimates and actual results and we do not anticipate that this will change in the future.

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

Valuation of Intangible Assets and Goodwill—In assessing the recoverability of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit for which goodwill is attributable to that reporting unit’s fair value. The fair value of the reporting unit is based upon the net present value of future cash flows, including a terminal value calculation. Determining these amounts is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected cash flows, risk-adjusted discount rates as well as future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. However, a 100 basis point increase in the assumed discount rate, which is a significant assumption that affects terminal value and the net present value of the cash flows, would not have a material effect on our financial statements. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2006 we completed the annual testing of the impairment of goodwill on our single reporting unit as of July 2, 2006, the annual goodwill impairment measurement date for fiscal 2006. As a result of those tests we concluded that no impairment of goodwill existed as of the measurement date and, accordingly, no impairment charges were recorded in the twelve months ended September 30, 2006. We have also determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Additionally, the acquisition of Unicru on

August 1, 2006 resulted in approximately $84.8 million in goodwill which will be treated as a separate reporting unit for impairment testing purposes in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Capitalization of Software Development Costs—Costs incurred in the research, design and development of software for sale to others, which we refer to as software development costs, are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products (see Note K in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K).

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

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis (see Note H in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K). We determined that, due to the scope of the project and based on the expected estimated economic life of the software, the capitalized costs related to the replacement of our information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $23.2 million, including internal personnel related costs of $6.1 million, related to the replacement of information technology systems since the start of this project in fiscal 2004.

Income Taxes—We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. When necessary, we record a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Significant judgment and estimates are used in determining our income tax assets and liabilities as well as our income tax provision. The interim tax provision is dependent on the forecast of consolidated current year earnings, tax credits and other permanent items, the most significant of which are meals and entertainment, the deduction for qualified production activities, permanent effects of FAS 123R and tax free interest income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made. Additionally, although we believe that our estimates are reasonable, no assurance can be given that our final tax outcome will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made. Historically, we have not seen a significant amount of deviation between our estimates and actual rates and we do not anticipate that this will change in the future.

Business Combinations—In accordance with SFAS No. 141, “Business Combinations”, we are required to allocate the purchase price of acquired companies to the tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. For our more significant acquisitions, these fair values are determined with the assistance of a third-party valuation firm and require us to make significant estimates and assumptions, especially with respect to cash flows from intangible assets. The estimates are based on historical experience, in combination with information obtained from the management of the acquired companies, and we believe them to be reasonable at the time they are made. However, these estimates are inherently uncertain, and if unanticipated events and/or circumstances should occur they may affect the accuracy or validity of these assumptions and estimates. We also make significant estimates when determining the useful lives of our intangible assets, based on the expected period over which we anticipate generating economic benefits from these assets. Changes to any of these judgments, estimates and assumptions could materially affect the fair values of these assets and require us to record an impairment loss, which could have a material affect on our future results. Historically, we have not seen a significant amount of deviation between our estimates and actual results and we do not anticipate that this will change in the future.

Stock-Based Compensation—On October 1, 2005, we were required to adopt SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

We estimate the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model. Various assumptions are used in these estimations, including:

•	Expected volatility, which is based on historical volatility of our stock;

•	Expected option term, which is based on our historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life;

•	Risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant; and

•	Forfeiture rate.

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

The implementation of FAS 123R has had no adverse effect on our balance sheet or total cash flows, but it does impact our cash from operations, cost of revenues, gross profit, operating expenses, net income and earnings per share. Because we are not restating periods prior to adoption, comparability between periods has been affected. Additionally, management uses estimates of and assumptions about forfeiture rates, volatility and interest rates to calculate stock-based compensation. A significant change in these estimates could materially affect our operating results.

Results of Operations

Revenues. We derive revenues from the licensing of our software solutions, sales of our hardware solutions, and by providing professional services and subscription services as well as ongoing customer support and maintenance.

Total Revenues (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Total revenues	$578,203	11%	$518,658	15%	$450,694

The principal factors driving revenue growth in fiscal 2006 were increased demand for our maintenance and professional services (increases of 14% and 17%, respectively) as well as revenues from acquired businesses, including the addition of subscription services from our Unicru acquisition. Product revenues also contributed to the increase, growing 4% over the prior year. Overall, our core business, which excludes revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters, increased 6%, while revenues from acquired businesses provided 5% growth. The increase in demand for our maintenance and professional services was principally related to the continued expansion of our installed customer base, the success of our implementation methodology, continued innovation of our existing products and, to a lesser extent, introduction of new products. The principal factors driving revenue growth in fiscal 2005 were revenues from an increased demand for our maintenance and professional services and for our software and hardware products, and revenues from acquired businesses. We presently anticipate that revenue growth, excluding revenues from customers obtained in the acquisition of businesses in fiscal 2007, if any, will range between 12%-14% for the entire fiscal 2007 and between 14%-17% in the first quarter of fiscal 2007.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues from acquired businesses*	$24,858	$25,051	$7,838
Percentage of total revenues	4%	5%	2%

*	Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Product revenues	$229,773	4%	$221,569	13%	$196,739
Product revenues as a percent of total revenues	40%		43%		44%

Product revenue growth in fiscal 2006 was the result of an increase in hardware revenues of $4.6 million, or 5%, and an increase in software revenues of $3.6 million, or 3%. Hardware revenues were driven by an increase in customer demand for our Kronos 4500™ terminal. The increase in software revenues was primarily due to an increase in demand for our Workforce Central suite and related software modules and, to a lesser extent, our Kronos iSeries Central suite, offset by a reduction in revenues from acquired businesses. The increased demand in fiscal 2006 was primarily the result of continued innovation of our existing products and, to a lesser extent, the introduction of new products and upgrade activity. Product revenue growth in fiscal 2005 was primarily due to an increase in demand for our Workforce Central® suite and related software modules as well as our Kronos 4500™ terminal and product revenues attributable to acquired businesses. The increased demand in fiscal 2005 was primarily the result of continued innovation of our existing products, the introduction of new products, and upgrade activity. Product revenues attributable to acquired businesses were also a primary factor in the increase in product revenue in fiscal 2005. Also favorably impacting product revenue growth in fiscal 2005 was the change in deferred product revenues recorded on our balance sheet. Deferred product revenue decreased 60% from $9.8 million at September 30, 2004 to $3.9 million at September 30, 2005.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues from acquired businesses	$995	$10,087	$1,629
Percentage of product revenues	—%	5%	1%

Maintenance Revenues (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Maintenance revenues	$193,839	14%	$170,692	18%	$144,997
Maintenance revenues as a percent of total revenues	34%		33%		32%

The increase in maintenance revenues in fiscal 2006 and 2005 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, an increase in the value of maintenance contracts and, in fiscal 2006, the recapture of previously expired maintenance contracts. The increase in the value of the maintenance contracts was attributable to sales of capacity upgrade licenses and add-on modules to existing customers as well as contractual cost of living-related increases upon renewal of existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price. Maintenance revenues in fiscal 2005 were also positively affected by revenues from acquired businesses.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues from acquired businesses	$8,190	$8,613	$4,051
Percentage of maintenance revenues	4%	5%	3%

Professional Services Revenues (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Professional services revenues	$147,487	17%	$126,397	16%	$108,958
Professional services revenues as a percent of total revenues	26%		24%		24%

The growth in professional services revenues in fiscal 2006 was primarily due to an increase in our capacity to deliver these services. The growth was primarily driven by an increase in direct channel product sales, revenues associated with acquired businesses and, to a lesser extent, the expansion of our complementary product offerings. Direct channel sales are those revenues that are not associated with our OEM or dealer partners. The growth in professional services revenues in fiscal 2005 was primarily due to an increase in demand for professional services, which was the result of an increase in product sales to new customers, and an increase in available services delivery capacity to meet the increased demand for professional services, as well as an increase in the level of professional services accompanying sales to our customers. The increase in demand in fiscal 2005 was primarily due to an expansion of our complementary product offerings, as well as an expansion of our consulting and value-added professional services offerings. Professional services revenues in fiscal 2006 and 2005 were also positively impacted by an increase in professional services revenue associated with acquired businesses.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues from acquired businesses	$8,569	$6,351	$2,158
Percentage of professional services revenues	6%	5%	2%

Subscription Revenues (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Subscription revenues	$7,104	N/A	$—	N/A	$—
Subscription revenues as a percent of total revenues	1%		N/A		N/A

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues from acquired businesses	$7,104	$—	$—
Percentage of subscription revenues	100%	N/A	N/A

Subscription revenues are generated by our Talent Management division, which was added with the acquisition of Unicru, Inc. on August 1, 2006. Our Talent Management customer arrangements provide our customers with the right to access our hosted talent management software applications.

International Revenues (dollars in thousands):

International revenues include revenues from our international subsidiaries and sales to independent international resellers.

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
International revenues	$74,366	11%	$67,061	37%	$48,891
International revenues as a percent of total revenues	13%		13%		11%

The growth in international revenues in fiscal 2006 was primarily attributable to the timing of several large customer orders as well as multi-national orders that were executed during fiscal 2006. The growth in international revenues in fiscal 2005 was primarily the result of revenues attributable to acquired businesses. We presently expect international revenues in 2007 to grow at a rate comparable to that of our consolidated results discussed in the Overview section above.

Gross Profit. Gross profit is the result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs and acquired technology, as well as the cost of royalties paid to third-parties for certain products and, in fiscal 2006, stock-based compensation. Service (maintenance, professional services and subscription) cost of sales primarily consists of salaries, facilities and related expenses for service personnel as well as the cost of maintenance contracts paid to third-parties for certain products and, in fiscal 2006, amortization of acquired technology related to our subscription offerings and stock-based compensation. As the costs incurred related to the development of our products cannot be segregated between development for existing customers and new customers, the cost of developing unspecified product upgrades, which are received by our customers who maintain a current maintenance program, are included in Net Operating Expenses as Engineering, Research and Development Costs.

Gross Profit/Gross Margin (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Product gross profit	$180,765	4%	$173,114	12%	$153,891

Stock-based compensation expense included in the calculation of product gross profit	$374	N/A	—	N/A	—

Maintenance gross profit	$134,080	8%	$123,801	20%	$103,560

Stock-based compensation expense included in the calculation of maintenance gross profit	$1,267	N/A	—	N/A	—

Professional services gross profit	$24,236	12%	$21,705	26%	$17,175

Stock-based compensation expense included in the calculation of professional services gross profit	$2,432	N/A	—	N/A	—

Subscription gross profit	$3,399	N/A	—	N/A	—

Stock-based compensation expense included in the calculation of subscription gross profit	—	N/A	—	N/A	—

Total service gross profit	$161,715	11%	$145,506	21%	$120,735

Stock-based compensation expense included in the calculation of service gross profit	$3,699	N/A	—	N/A	—

Total gross profit	$342,480	7%	$318,620	16%	$274,626

Stock-based compensation expense included in the calculation of total gross profit	$4,073	N/A	—	N/A	—

Product gross margin	79%	—	78%	—	78%
Maintenance gross margin	69%	—	73%	—	71%
Professional services gross margin	16%	—	17%	—	16%
Subscription gross margin	48%	—	—	—	—
Service gross margin	46%	—	49%	—	48%
Total gross margin	59%	—	61%	—	61%

N/A = Not applicable

Total gross margin decreased in fiscal 2006 to 59% from 61% in fiscal 2005. Service gross margins declined during that period primarily due to lower maintenance gross margins and, to a lesser extent, professional services margins. Service gross margins were positively impacted by subscription gross margins. Product gross margins increased slightly during this period as compared to the same period in the prior year. Total gross margins were negatively impacted by stock-based compensation of $4.1 million in fiscal 2006. Other factors driving the changes in gross margin are described in further detail below. Total gross margin in fiscal 2005 remained consistent with total gross margin in fiscal 2004. We anticipate that product gross margin in fiscal 2007 will be consistent with fiscal 2006 and that service gross margin will increase.

Product gross margin, which consists of hardware and software revenue and costs, increased slightly in fiscal 2006 as compared to fiscal 2005. Although product gross margin increased during this period due to a lower proportion of revenues associated with our customized software solutions and third party products for resale (both of which typically generate a lower gross margin), the positive impact was partially offset during this period by a higher proportion of hardware revenue (which typically generates a lower gross margin than software), higher amortization of intangible assets recorded in product costs of sales and an accrual related to a loss associated with a strategic customer contract. The strategic customer contract is being accounted for using the completed contract basis under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and includes customer specific feature development to be included in our future product offerings. As the expected costs of this project exceed our expected revenue, as provided for in SOP 81-1, we have accrued the loss of approximately $2.6 million as a component of Costs of Product. When this project is completed, we expect to have a more advanced, more configurable, less costly product to support certain of our scheduling applications. Stock-based compensation also reduced product gross margin in the twelve month period ending September 30, 2006. Product gross margin remained consistent in fiscal 2005 as compared to fiscal 2004. Although we experienced a higher gross margin on revenues from our hardware products in fiscal 2005, primarily due to increased sales volume, this increase in gross margin was offset by a decrease in software gross margin. The decrease in software gross margin in fiscal 2005 was primarily attributable to a higher proportion of software revenues associated with our customized and human resources management system, or HRMS, software products, which generate lower gross margins than our other software products.

Maintenance gross margin in fiscal 2006 decreased as compared to maintenance gross margin in fiscal 2005 primarily due to stock-based compensation as well as increased costs associated with account management and other non-revenue generating positions, which are partially allocated to maintenance cost of sales. Our account managers are responsible for both customer satisfaction and for generating revenue opportunities within our installed base.

Professional services gross margin decreased in fiscal 2006 as compared to fiscal 2005, primarily due to stock-based compensation and an increase in costs related to our continued investment in account management positions and other non-revenue generating positions, which are also partially allocated to professional services cost of sales.

Service gross margin, both maintenance and professional services, in fiscal 2005 increased slightly as compared to fiscal 2004 primarily due to an increase in the utilization rate and other productivity improvements experienced by the services organization in fiscal 2005. These improvements were the result of more effective management of the services organization as well as our expanding use of more efficient implementation methodologies, such as remote services.

Net Operating Expenses. Net operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Net Operating Expenses (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Net operating expenses	$279,183	18%	$237,082	16%	$205,024

Stock-based compensation included in net operating expenses	$12,773	N/A	—	N/A	—
Net operating expenses as a % of total revenues	48%		46%		45%

The increase in total net operating expenses in fiscal 2006 and 2005 was principally attributable to investments in personnel and related compensation, overhead, and support costs in response to increased customer demand and to support the development of new products, including the hiring of additional personnel, which totaled approximately $21.8 million and $24.3 million in fiscal 2006 and 2005, respectively. Stock-based compensation expense of approximately $12.8 million also contributed to the increase in fiscal 2006. We anticipate that total net operating expenses as a percentage of total revenues in fiscal 2007 will be higher than fiscal 2006, primarily due to increases in stock-based compensation and amortization of intangible assets. The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, including stock-based compensation, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Sales and marketing expenses	$171,554	18%	$145,643	11%	$131,233

Stock-based compensation included in sales and marketing expenses	$5,436	N/A	—	N/A	—
Sales and marketing expenses as a % of total revenues	30%		28%		29%

The increase in sales and marketing expenses for fiscal 2006 was primarily attributable to an increase in expenses related to compensation (including the hiring of additional personnel, annual salary increases and commission costs), overhead and support costs (approximately $17.4 million). Stock-based compensation (approximately $5.4 million), increased spending related to consulting and professional services fees (approximately $1.9 million) and an increase in spending related to marketing programs (approximately $0.7 million) also contributed to the increase in sales and marketing expenses in fiscal 2006. The increase in sales and marketing expenses in fiscal 2005 was primarily the result of continued investment in sales personnel and related compensation, overhead and support costs associated with higher sales volume and support costs to add new customers and to maximize the penetration of existing customer accounts, which includes the hiring of additional personnel (approximately $11.1 million). Increased spending related to consulting and professional services fees (approximately $2.0 million) as well as an increase in spending on marketing programs (approximately $1.4 million) also contributed to the increase in sales and marketing expenses.

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, including stock-based compensation, as well as costs associated with training and third-party consulting (dollars in thousands).

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Total engineering, research and development spending	$71,144	10%	$64,512	13%	$56,873
Capitalized software development costs	(13,499)	(2%)	(13,853)	9%	(12,751)

Engineering, research and development expenses	$57,645	14%	$50,659	15%	$44,122

Stock-based compensation included in engineering, research and development expenses	$3,075	N/A	—	N/A	—
Engineering, research and development expenses as a % of total revenues	10%		10%		10%

The increase in engineering, research and development spending in both fiscal 2006 and 2005 was attributable to continued investment in engineering personnel and their compensation, overhead and support costs, which include the addition of engineering personnel from acquisitions in fiscal 2006 as well as the hiring of additional personnel (approximately $4.4 million and $6.8 million in fiscal 2006 and fiscal 2005, respectively). Stock-based compensation of $3.1 million also contributed to the increase in fiscal 2006. This increase in spending was the result of the continued development and support of new products. The significant project development efforts in fiscal 2006 were principally related to further development and enhancement of the Workforce Central™ suite, including Workforce HR™, Workforce Payroll™ software, Workforce Scheduler™ and Workforce Scheduler with Optimization™, Workforce Acquisition™, Workforce Analytics™, Altitude®, Total Care, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and other overhead-related expenses, including stock-based compensation, for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
General and administrative expenses	$48,963	18%	$41,647	33%	$31,335

Stock-based compensation included in general and administrative expenses	$4,262	N/A	—	N/A	—
General and administrative expenses as a % of total revenues	8%		8%		7%

The increase in general and administrative expenses in fiscal 2006 was primarily due to stock-based compensation (approximately $4.3 million) and an increase in costs and lower capitalization of internal costs related to the implementation of our new information technology system (approximately $3.3 million), offset by a decrease in bad debt provisions (approximately $1.5 million) resulting from our periodic calculation of our bad debt reserve requirements. The increase in general and administrative expenses in fiscal 2005 was primarily due to investment in personnel and related compensation, overhead and support costs required for the continued support of our growing operations (approximately $6.4 million). These expenses include the hiring of additional personnel, including costs associated with certain order management related functions that were reclassified from sales and marketing expenses to general and administrative expenses. Also contributing to the increase in general and administrative expenses in fiscal 2005 was an increase in bad debt provisions (approximately $1.4 million) resulting from our periodic calculation of our bad debt reserve requirements. The increase in reserve requirements was in response to a weakening of the accounts receivable aging due in part to the loss of productivity of certain credit and collections personnel in the periods following the completion of the first phase of the implementation of our new information technology systems. Further contributing to the increase in general and administrative expenses in fiscal 2005 was an increase in expenses related to the implementation of our new information technology system (approximately $1.1 million) and an increase in professional fees related to our compliance efforts with respect to the Sarbanes-Oxley Act of 2002 (approximately $1.1 million).

Amortization of Intangible Assets and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of other businesses. Customer related intangible assets and intangible assets related to maintenance relationships and technology are generally amortized over lives ranging between 7 and 12 years. Intangible assets related to non-compete agreements are generally amortized over the life of the related non-compete agreement.

Other income, net is principally interest income earned from cash, investments in marketable securities and financing arrangements, offset by interest expense on borrowings (dollars in thousands).

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Amortization of intangible assets	$7,212	49%	$4,843	23%	$3,953
Amortization of intangible assets as a % of total revenues	1%		1%		1%
Other income, net	$6,191	8%	$5,710	2%	$5,619
Other income, net as a % of total revenues	1%		1%		1%

The increase in amortization of intangible assets in both fiscal 2006 and fiscal 2005 was principally attributable to amortization charges related to acquisitions which were completed during those years.

Other income, net includes $7.2 million, $6.4 million and $4.7 million in interest income in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, this income was partially offset by approximately $1.0 million in interest expense related to the revolving credit facility used to finance a portion of the Unicru acquisition.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 34.5% in fiscal 2006, 33.9% in fiscal 2005 and 33.5% in fiscal 2004. The tax provision was unfavorably affected in fiscal 2006 due to the impact of a permanent item related to the employee stock purchase plan under FAS 123R, the expiration of certain research and development credits and the repatriation of foreign earnings. We currently anticipate that the income tax rate will range between 34.0 – 35.0% in fiscal 2007. Our effective income tax rate may fluctuate between periods as a result of various factors, including income tax credits, foreign tax rate differentials, state income taxes, tax exempt interest and the resolution of tax audits or accruals for tax exposures.

Newly Issued Accounting Standards. In June 2006, the FASB released Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FAS 109”, or FIN 48, which we must adopt for our fiscal year ending September 30, 2008. We are currently assessing the impact of the adoption of FIN 48 and will incorporate the results in the first quarter of our Fiscal 2008.

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted. To be more in line with competitive practices, effective April 2, 2005, we completed the change in our business to a process in which our customers are billed in arrears for professional services as the services are delivered, rather than being billed in advance of service delivery. As a result of this change, we have experienced and expect to continue to experience a short-term negative impact in cash provided by operating activities, as reflected in our Statement of Cash Flows. However, we do believe that this practice is generating more service revenues.

On July 11, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts regarding a three-year, $100 million revolving credit facility. On August 1, 2006 we completed the acquisition of Unicru, Inc., a leading provider of talent management solutions, for $149.2 million in cash. We drew down $97.9 million from the line of credit in order to complete this transaction; approximately $17.0 million was repaid during fiscal 2006.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	September 30, 2006	September 30, 2005	% Change
Cash, cash equivalents and marketable securities (including short- and long-term)	$116,642	$140,435	(17%)
Working capital	$22,591	$11,568	95%

The decrease in cash, cash equivalents and marketable securities was due primarily to cash paid for acquired businesses, repurchases of common stock, the purchase of property, plant and equipment and capitalized software development costs. These investments were partially offset by cash generated from operations, net proceeds from borrowings and cash proceeds from stock option exercises.

Cash Flow Highlights (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Cash provided by operations	$102,670	31%	$78,167	(14%)	$90,986
Cash used for property, plant and equipment	($25,121)	—%	($25,045)	55%	($16,155)
Cash used for acquisitions of businesses	($164,662)	120%	($74,765)	633%	($10,204)
Decreases (increases) in marketable securities	$20,981	(55%)	$46,322	185%	($54,769)
Net proceeds from exercise of stock options and employee stock purchase plans	$19,572	(24%)	$25,586	5%	$24,275
Repurchases of common stock	($30,621)	(22%)	($39,483)	108%	($18,960)
Proceeds from borrowings	$97,884	n/a	—	n/a	—
Repayments of debt	($17,049)	n/a	—	n/a	—

The increase in cash provided by operations in fiscal 2006 was primarily due to an increase in collections of accounts receivable, an increase in deferred maintenance and an increase in net income, net of non-cash stock-based compensation and amortization of intangible assets. These factors are partially offset by a decrease in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered). Cash from operations also decreased because of the FAS 123R requirement to show the excess tax benefits relating to share-based payments as financing cash flows, with a corresponding operating cash outflow. In prior periods shown, these excess tax benefits are included in cash provided by operations. The decrease in cash provided by operations in fiscal 2005 was primarily attributable to decreases in deferred professional services revenues (due to the impact of billing our customers in arrears for professional services as the services are delivered) and a reduction in deferred product revenues (due to the recognition of revenue on certain customer arrangements). These factors were partially offset by an increase in net income and an increase in taxes payable.

Our use of cash for property, plant and equipment in both fiscal 2006 and 2005 includes investments in information systems and infrastructure to improve and support expanding operations. To date, we have invested approximately $29.6 million related to the replacement of information technologies, of which $23.2 million has been capitalized, with the remainder expensed through operations. Our use of cash for the acquisition of businesses in fiscal 2006 was principally related to the acquisitions of Unicru, Inc. on August 1, 2006, SmartTime on July 7, 2006, ClarityMatters on April 25, 2006, TimeWorks, Inc. on January 17, 2006 and Compu-Cash Systems on December 19, 2005. The Unicru acquisition was funded in part by a $97.9 million draw down on a line of credit with Citizens Bank, $80.8 million of which was outstanding at the end of fiscal 2006. Our use of cash for the acquisition of businesses in fiscal 2005 was principally related to the acquisitions of AD OPT Technologies Inc. on November 18, 2004, NexTime, Inc. on February 28, 2005, and CTR Systems Time and Attendance, Inc. on September 12, 2005. Please refer to Note J in the “Notes to the Consolidated Financial Statements” included in this Annual Report on Form 10-K for further details. We continue to assess potential acquisition opportunities; however, we currently do not have any major acquisitions planned. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are used to pay down the line of credit.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005	% Change 2004 to 2005	Fiscal 2004
Shares of common stock repurchased	825,882	(7%)	884,896	68%	526,541
Cost of shares of common stock repurchased	$30,621	(22%)	$39,483	108%	$18,960

The common stock repurchased under our stock repurchase program is used to cover the shares required for our employee stock award plans and employee stock purchase plan.

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

Payments Due by Period (dollars in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Notes payable, long-term (1)	$80,820	$—	$80,820	$—	$—
Operating lease obligations (2)	51,906	12,933	18,562	13,809	6,602
Guaranteed payment obligations (3)	2,972	2,091	881	—	—

Total	$135,698	$15,024	$100,263	$13,809	$6,602

(1)	3-year revolving credit facility. See Note L in the “Notes to the Consolidated Financial Statements” included in this Annual Report on Form 10-K for further details.
(2)	Represents leases of facilities and equipment. See Note N in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for further details.
(3)	Provisions for payments based on profitability of an acquired business unit or specified minimum revenue requirements.

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, borrowings and any additional stock repurchases for the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and borrowings as well as foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at September 30, 2006, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material to date. For foreign currency exposures existing at September 30, 2006, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Additionally, a 10% unfavorable movement in the LIBOR rate, on which interest on our borrowings is based, would not expose us to material losses in earnings or cash flows.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are included herein under Item 6 and in the Consolidated Financial Statements and related notes thereto. See Item 15 of this Form 10-K.

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s related audit report are filed as part of this Annual Report on Form 10-K beginning on page M-1 (immediately following page F-32).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this Item pursuant to Item 401 relating to our executive officers appears under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, following Item 4, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 401 and Item 407 of Regulation S-K relating to our directors and committees of our board of directors will appear under the headings “Election of Directors” and “Corporate Governance—The Board and Board Meetings, —Board Committees, —Audit Committee and —Code of Conduct and Ethics,” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on February 16, 2007, which sections are incorporated herein by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference.

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

Information required by this Item pursuant to Item 402 of Regulation S-K relating to director and officer compensation will appear under the heading “Compensation Discussion and Analysis” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item pursuant to Item 403 of Regulation S-K relating to beneficial ownership of the Registrant’s common stock will appear under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K relating to equity compensation plans will appear under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item pursuant to Item 404 of Regulation S-K relating to related party transactions will appear under the heading “Retention Agreements” and “Certain Relationships” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K relating to the independence of our directors will appear under the heading “Compensation Discussion and Analysis” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item pursuant to Item 9(e) of Schedule 14A relating to auditor fees will appear under the heading “Relationship with Independent Auditors—Independent Auditor Fees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held February 16, 2007, which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2006.

KRONOS INCORPORATED

By	/S/ PAUL A. LACY
Paul A. Lacy President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2006.

Signature	Capacity

/S/ ARON J. AIN Aron J. Ain	Chief Executive Officer

/S/ PAUL A. LACY Paul A. Lacy	President (Principal Executive Officer)

/S/ MARK V. JULIEN Mark V. Julien	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MARK S. AIN Mark S. Ain	Executive Chairman of the Board

/S/ W. PATRICK DECKER W. Patrick Decker	Director

/S/ RICHARD J. DUMLER Richard J. Dumler	Director

/S/ DAVID B. KISER David B. Kiser	Director

/S/ BRUCE RYAN Bruce Ryan	Director

/S/ LAWRENCE J. PORTNER Lawrence J. Portner	Director

/S/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director

KRONOS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except share and per share data

	Year Ended September 30,
	2006	2005	2004
Net revenues:
Product	$229,773	$221,569	$196,739
Maintenance	193,839	170,692	144,997
Professional services	147,487	126,397	108,958
Subscription	7,104	—	—

	578,203	518,658	450,694
Cost of sales:
Costs of product	49,008	48,455	42,848
Costs of maintenance	59,759	46,891	41,437
Costs of professional services	123,251	104,692	91,783
Costs of subscription	3,705	—	—

	235,723	200,038	176,068

Gross profit	342,480	318,620	274,626
Operating expenses and other income:
Sales and marketing	171,554	145,643	131,233
Engineering, research and development	57,645	50,659	44,122
General and administrative	48,963	41,647	31,335
Amortization of intangible assets	7,212	4,843	3,953
Other income, net	(6,191)	(5,710)	(5,619)

	279,183	237,082	205,024

Income before income taxes	63,297	81,538	69,602
Provision for income taxes	21,858	27,634	23,352

Net income	$41,439	$53,904	$46,250

Net income per common share:
Basic	$1.30	$1.69	$1.49

Diluted	$1.29	$1.65	$1.44

Weighted-average common shares outstanding:
Basic	31,914,729	31,804,861	31,002,886

Diluted	32,238,001	32,593,040	32,031,010

Stock-based compensation expense included in the above captions:
Costs of product	$374	$—	$—
Costs of maintenance	1,267	—	—
Costs of professional services	2,432	—	—
Sales and marketing	5,436	—	—
Engineering, research and development	3,075	—	—
General and administrative	4,262	—	—
Amortization of intangible assets included in the above captions:
Costs of product	$1,020	$379	$—
Costs of subscription	727	—	—
Amortization of intangible assets	7,212	4,843	3,953

KRONOS INCORPORATED

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$40,680	$43,492
Marketable securities	62,770	37,078
Accounts receivable, less allowances of $9,248 at September 30, 2006 and $11,156 at September 30, 2005	123,537	120,746
Deferred income taxes	8,871	10,937
Other current assets	28,962	20,142

Total current assets	264,820	232,395
Marketable securities	13,192	59,865
Property, plant and equipment, net	69,867	56,158
Customer related intangible assets	72,853	31,085
Other intangible assets	43,568	15,818
Goodwill	241,654	142,665
Capitalized software, net	22,946	23,092
Other assets	20,731	18,348

Total assets	$749,631	$579,426

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,025	$9,013
Accrued compensation	48,768	43,379
Accrued expenses and other current liabilities	33,862	27,877
Deferred product revenues	2,950	3,938
Deferred professional service revenues	21,139	36,530
Deferred maintenance revenues	124,485	100,090

Total current liabilities	242,229	220,827
Deferred maintenance revenues	7,990	6,869
Deferred income taxes	22,605	15,261
Notes payable, long-term	80,820	—
Other liabilities	7,855	4,435
Shareholders' equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,846,620 and 31,724,460 shares issued at September 30, 2006 and September 30, 2005, respectively	318	317
Additional paid-in capital	65,473	52,802
Retained earnings	319,434	277,995
Accumulated other comprehensive income:
Foreign currency translation	3,086	1,307
Net unrealized loss on available-for-sale investments	(179)	(387)

	2,907	920
Total shareholders’ equity	388,132	332,034

Total liabilities and shareholders’ equity	$749,631	$579,426

See accompanying notes to consolidated financial statements.

KRONOS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2003	30,440	$304	$38,104	$177,841	$348	$216,597
Net income	—	—	—	46,250	—	46,250
Foreign currency translation	—	—	—	—	661	661
Net unrealized loss on available-for-sale securities	—	—	—	—	(465)	(465)

Comprehensive income	—	—	—	—	—	46,446
Proceeds from exercise of stock options	1,197	12	16,664	—	—	16,676
Proceeds from employee stock purchase plan	248	2	7,597	—	—	7,599
Repurchase of common stock	(550)	(6)	(18,954)	—	—	(18,960)
Tax benefit from the exercise of stock options	—	—	10,702	—	—	10,702

Balance at September 30, 2004	31,335	312	54,113	224,091	544	279,060

Net income	—	—	—	53,904	—	53,904
Foreign currency translation	—	—	—	—	654	654
Net unrealized loss on available-for-sale securities	—	—	—	—	(278)	(278)

Comprehensive income	—	—	—	—	—	54,280
Proceeds from exercise of stock options	1,024	11	16,724	—	—	16,735
Proceeds from employee stock purchase plan	250	3	8,848	—	—	8,851
Repurchase of common stock	(885)	(9)	(39,474)	—	—	(39,483)
Tax benefit from the exercise of stock options	—	—	12,591	—	—	12,591

Balance at September 30, 2005	31,724	317	52,802	277,995	920	332,034

Net income	—	—	—	41,439	—	41,439
Foreign currency translation	—	—	—	—	1,779	1,779
Net unrealized loss on available-for-sale securities	—	—	—	—	208	208

Comprehensive income	—	—	—	—	—	43,426
Proceeds from exercise of stock options	649	6	11,062	—	—	11,068
Proceeds from employee stock purchase plan	300	3	8,608	—	—	8,611
Repurchase of common stock	(826)	(8)	(30,613)	—	—	(30,621)
Stock compensation	—	—	17,408	—	—	17,408
Tax benefit from the exercise
of stock options	—	—	6,206	—	—	6,206

Balance at September 30, 2006	31,847	$318	$65,473	$319,434	$2,907	$388,132

See accompanying notes to consolidated financial statements.

KRONOS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended September 30,
	2006	2005	2004
Operating activities:
Net income	$41,439	$53,904	$46,250
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	16,654	14,451	11,714
Amortization of intangible assets	8,959	5,222	3,953
Amortization of capitalized software	13,987	13,631	12,939
Provision for (benefit from) deferred income taxes	(9,225)	(346)	3,323
Stock based compensation	16,846	—	—
Changes in certain operating assets and liabilities:
Accounts receivable, net	5,244	(17,499)	(19,096)
Deferred product revenues	(1,288)	(6,649)	7,342
Deferred professional service revenues	(18,068)	(14,883)	(174)
Deferred maintenance revenues	23,480	6,248	9,458
Accounts payable, accrued compensation and other liabilities	5,927	2,137	8,540
Taxes payable	8,535	5,465	(1,308)
Other	(3,614)	3,895	(2,657)
Tax benefit from exercise of stock options	(6,206)	12,591	10,702

Net cash and equivalents provided by operating activities	102,670	78,167	90,986
Investing activities:
Purchase of property, plant and equipment	(25,121)	(25,045)	(16,155)
Capitalized internal software development costs	(13,499)	(13,853)	(12,751)
Decrease (increase) in marketable securities	20,981	46,322	(54,769)
Acquisitions of businesses and software, net of cash acquired	(164,662)	(74,765)	(10,204)

Net cash and equivalents used in investing activities	(182,301)	(67,341)	(93,879)
Financing activities:
Net proceeds from exercise of stock options and employee purchase plans	19,572	25,586	24,275
Tax benefit from exercise of stock options	6,206	—	—
Repurchase of common stock	(30,621)	(39,483)	(18,960)
Proceeds from revolving note payable	97,884	—	—
Payments on revolving note payable	(17,049)	—	—

Net cash and equivalents provided by/(used in) financing activities	75,992	(13,897)	5,315
Effect of exchange rate changes on cash and equivalents	827	686	946

(Decrease) increase in cash and equivalents	(2,812)	(2,385)	3,368
Cash and equivalents at the beginning of the period	43,492	45,877	42,509

Cash and equivalents at the end of the period	$40,680	$43,492	$45,877

See accompanying notes to consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Kronos Incorporated and its wholly-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications, which are not material, have been made in the accompanying consolidated financial statements in order to conform to the fiscal 2006 presentation. The Company has reclassified approximately $1.9 million in deferred maintenance revenues from current to non-current and $2.0 million of accrued liabilities which were classified as accounts payable to accrued expenses and other current liabilities in the September 30, 2005 balance sheet to conform to the current period presentation.

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

Translation of Foreign Currencies: The assets and liabilities of the Company’s foreign subsidiaries are denominated in each country’s local currency and translated at the year-end rate of exchange. The related income statement items are translated at the average rate of exchange for the year. The resulting translation adjustments are excluded from income and reflected as a separate component of shareholders’ equity. Realized and unrealized exchange gains or losses arising from transaction adjustments are reflected in operations. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to a separate component of shareholders’ equity.

Cash Equivalents: Cash equivalents consist of liquid investments with maturities of three months or less at the date of acquisition.

Marketable Securities: The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. The Company’s marketable securities consist of United States government agency bonds, investment grade corporate bonds, preferred stock and tax-exempt securities. Bonds with a maturity of 12 months or longer at the balance sheet date are classified as non-current marketable securities. At September 30, 2006, no bonds had effective maturities extending beyond August 2008. Marketable securities are carried at fair value as determined from quoted market prices. Interest income earned on the Company’s cash, cash equivalents and marketable securities is included in other income, net and amounted to $4.5 million, $3.7 million and $2.4 million in fiscal 2006, 2005, and 2004, respectively.

Financial Instruments: The carrying value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, current and non-current accounts receivable, accounts payable and revolving notes payable, approximated their fair value at September 30, 2006 and September 30, 2005, respectively, due to the short-term nature of these instruments and the interest rates the Company could obtain for borrowings with similar terms.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If the Company determines that there is an impairment in either an intangible asset or goodwill, the Company will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2006 the Company completed the annual testing of the impairment of goodwill on its single reporting unit as of July 2, 2006, the annual goodwill impairment measurement date for fiscal 2006. As a result of those tests, it was concluded that no impairment of goodwill existed as of the measurement date and, accordingly, no impairment charges were recorded in the twelve months ended September 30, 2006. The Company has also determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Additionally, the acquisition of Unicru on August 1, 2006 resulted in approximately $84.8 million in goodwill, which will be treated as a separate reporting unit for impairment testing purposes in accordance with SFAS 142.

Revenue Recognition: The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as indirect channel customers, which include ADP and other independent resellers. The majority of the Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring no modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company’s end-user customers and indirect channel customers are generally recognized using the residual method when:

•	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;

•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	Collectibility is probable; and

•	Vendor-specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

•	Although these factors are governed by specific and detailed rules and guidelines related to revenue recognition, there is often a significant amount of judgment involved in determining the amount of revenue to be recognized for a specific customer arrangement as well as the timing of that revenue. Areas most often affected are:

•	Determining whether the fee is fixed or determinable;

•	Determining whether collectibility is probable; and

•	When multiple elements exist and there is an undelivered element:

•	determining whether undelivered elements are non-essential;

•	determining whether vendor-specific objective evidence of fair value for each separate undelivered element exists;

•	determining vendor specific objective evidence;

•	determining the amount of revenue to be recognized on shipment; and

•	determining the timing of the recognition of any revenue that is deferred;

•	In addition, we may change our pricing models in the future, which could result in a different fair value assignment for undelivered elements. This could cause our future revenue recognition to differ significantly from our historical results.

The Company bases its judgments on the specific facts and circumstances of the arrangements and its general experience in addressing these subjective factors.

Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s product revenue, with the exception of product revenue recognized under Statement of Position 81-1 or subscription revenue, is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, it will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

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

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company’s experience in completing product implementations, the Company has determined that these services are typically delivered within a 12-month period subsequent to the contract signing, and has therefore classified deferred professional services as a current liability.

The Company’s arrangements with end-user customers and indirect channel customers do not include any contractual rights of return or price protection, nor do arrangements with indirect channel customers include any acceptance provisions. The Company’s arrangements with end-user customers generally include its standard acceptance provision. This standard acceptance provision provides the end-user customer with a right to a refund if the arrangement is terminated because the product did not meet the Company’s published technical specifications. Generally, the Company determines that these acceptance provisions are not substantive and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since fiscal 1996, the Company has had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. The Company’s policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as the Company’s non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. The short-term component (amounts due within 12 months) of these financing arrangements is included in accounts receivable on the Company’s balance sheet. The long-term component is included in other assets. At the time the Company enters into an arrangement, the Company assesses the probability of collection and whether the arrangement fee is fixed or determinable. The Company considers its history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, the Company will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, in fiscal 2006 the Company applied a present value factor using annual interest rates ranging from 7% to 9.5%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

The Company also provides customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred relative to total estimated labor costs. If the Company is not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions is included in product revenues.

In accordance with FASB Technical Bulletin No. 79-10, “Fiscal Funding Clauses in Lease Agreements”, SOP 97-2 requires that all arrangements with governmental entities containing “fiscal funding” provisions be evaluated to determine the probability of contract cancellation. Some of the factors that the Company evaluates are its history with this customer and similar customers in other fiscal funding transactions as well as the governmental unit’s financial condition and past practices.

Commencing upon the completion of the Company’s acquisition of Unicru, Inc. during August 2006, the Company also recognizes certain transactions under a subscription revenue accounting model. The Company

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

follows the provisions of Securities and Exchange Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

The Company’s subscription arrangements provide customers the right to access its hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Subscription revenues are recognized on a monthly basis over the lives of the contracts. Development and activation revenues and related costs, which generally relate to set up and deployment activities, are deferred and recognized ratably over the term of the arrangement. Contracts generally have a term of between two to five years and are non-cancelable, or provide for significant penalties if cancelled.

Allowance for Doubtful Accounts and Sales Returns Allowance: The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is based on estimates made by the Company after consideration of factors such as the composition of the accounts receivable aging and bad debt history. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required and our future results could be materially affected.

In addition, the Company maintains a sales returns allowance to reflect estimated losses for sales returns and adjustments. Sales returns and adjustments are generally due to incorrect ordering of product, general customer satisfaction issues or incorrect billing. This allowance is established by the Company using estimates based on historical experience. If the Company experiences an increase in sales returns and adjustments, additional allowances and charges against revenue may be required. Estimates used by the Company to establish the allowance for doubtful accounts and sales returns allowance have been consistently applied. If the historical data the Company uses to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Capitalization of Software Development Costs: Costs incurred in the research, design and development of software for sale to others, which the Company refers to as software development costs, are charged to expense until technological feasibility is established. Thereafter, software development costs are capitalized and amortized to product cost of sales on a straight-line basis over the lesser of three years or the estimated economic lives of the respective products (see Note K to the Consolidated Financial Statements).

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis (see Note H to the Consolidated Financial Statements). The Company determined that, due to the scope of the project and based on the expected economic life of the software, the capitalized costs related to the replacement of the Company’s information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, the Company will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software.

Business Combinations: In accordance with SFAS No. 141, “Business Combinations”, the Company is required to allocate the purchase price of acquired companies to the tangible assets and liabilities and identifiable

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. For the Company’s more significant acquisitions, these fair values are determined with the assistance of a third-party valuation firm and require the Company to make significant estimates and assumptions, especially with respect to cash flows related to intangible assets. The estimates are based on historical experience, in combination with information obtained from the management of the acquired companies, and the Company believes them to be reasonable at the time they are made. The Company also makes significant estimates when determining the useful lives of their intangible assets, based on the expected period over which the Company anticipates generating economic benefits from these assets.

Stock-Based Compensation: On October 1, 2005, the Company was required to adopt SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model.

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”. The modified prospective method was applied in adopting FAS 123R and, accordingly, periods prior to adoption have not been restated.

The implementation of FAS 123R has had no adverse effect on the Company’s balance sheet or total cash flows, but it does impact cash flows from operations, cost of sales, gross profit, operating expenses, net income and earnings per share. Because periods prior to adoption have not been restated, comparability between periods has been affected. Additionally, estimates of and assumptions about forfeiture rates, volatility and interest rates are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.

Income Taxes: The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. When necessary, the Company records a valuation allowance in accordance with generally accepted accounting principles to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on the Company’s income tax provision and net income in the period in which such determination is made.

Net Income per Share: Net income per share is based on the weighted-average number of common shares and, when dilutive, includes stock options (see Notes P and R to the Consolidated Financial Statements).

Derivatives: The Company from time to time holds foreign currency forward exchange contracts having durations of no more than 12 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payables due from the Company’s foreign subsidiaries. Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying consolidated statements of income. These amounts were not material in fiscal 2006, 2005 or 2004. As of September 30, 2006, the Company did not hold any foreign currency forward exchange contracts. As of September 30, 2005, the value of the foreign currency forward exchange contracts was immaterial.

Newly Issued Accounting Standards: In June 2006, the FASB released Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”, or FIN 48, which the Company must adopt for the

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year ending September 30, 2008. The Company has not yet determined the impact of the adoption of FIN 48 and will incorporate the results in the first quarter of Fiscal 2008.

NOTE B—Concentration of Credit Risk

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

NOTE C—Stock-Based Compensation

On October 1, 2005, the Company was required to adopt SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). No stock-based compensation cost was recognized in the Statement of Income for the years ended September 30, 2005 and 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the year ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

As a result of adopting FAS 123R on October 1, 2005, the Company’s income before income taxes and net income for the year ended September 30, 2006, are $16.8 million and $11.6 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share are each $0.36 lower for the twelve months ended September 30, 2006, than if the Company had not adopted FAS 123R.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $6.2 million tax benefit from the exercise of stock options classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted FAS 123R.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods (in thousands, except per share data):

	Year Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$53,904	$46,250
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,964)	(9,352)

Pro forma net income	$42,940	$36,898

Earnings per share:
Basic—as reported	$1.69	$1.49

Basic—pro forma	$1.35	$1.19

Diluted—as reported	$1.65	$1.44

Diluted—pro forma	$1.32	$1.15

On September 30, 2006, the Company had two share-based compensation plans, which are described below (together, the “Plans”). The compensation cost that has been charged against income for the Plans during the year ended September 30, 2006 was approximately $16.8 million. During this period, the Company also capitalized approximately $0.6 million of these costs relating to our software development activities. As required by FAS 123R, the Company has made an estimate of expected forfeitures and is recognizing compensation cost only for those stock-based compensation awards expected to vest. The total income tax benefit recognized in the income statement for the year ended September 30, 2006 for share-based payments was approximately $5.2 million.

Stock Award Plan: In February 2006, the stockholders approved an amended and restated 2002 Stock Incentive Plan (“Award Plan”), which was previously adopted in February 2002 and amended in February 2004 and February 2005. The Award Plan increased the number of shares available for issuance under the plan from 5,000,000 to 9,000,000, clarified the right of the board to issue restricted stock units, replaced the limit on the number of shares which may be granted with respect to awards other than options and stock appreciation rights with a share counting formula, and eliminated the ability to add to the number of shares available for grant any shares of common stock tendered to the Company to exercise an award or any shares withheld from the exercise of an award to cover the resulting tax liability. The Award Plan enables the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the Award Plan, including stock options, restricted stock, and restricted stock units, as and when they deem necessary. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant. Options granted under the Award Plan during the year ended September 30, 2006 and during the fiscal years of 2005, 2004, 2003 and 2002 are exercisable in equal annual installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. Restricted stock units granted under the Award Plan during the year ended September 30, 2006 vest in equal annual installments over a four-year period beginning one year from the date of grant.

The fair value of each option award issued under the Plans is estimated on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Year Ended September 30, 2006	Year Ended September 30, 2005
Expected Volatility	41.8%	48.9%
Expected Term (in years)	3.42	4.0
Risk-Free Interest Rate	4.39%	3.8%
Dividend Yield	0.0%	0.0%

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

A summary of option activity under the Award Plan as of September 30, 2006, and changes during the year then ended is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	3,362	$33.80
Granted*	907	46.76
Exercised	(712)	19.52
Canceled*	(128)	39.70

Outstanding at September 30, 2006	3,429	$39.98	2.3 years	$9,919

Exercisable at September 30, 2006	995	$34.78	1.6 years	$4,967

*	Does not include restricted stock units.

A summary of restricted stock unit activity under the Award Plan as of September 30, 2006, and the changes during the year then ended is presented below:

Restricted Stock Units	Shares (000s)
Outstanding at September 30, 2005	—
Granted	70
Exercised	—
Canceled	(4)

Outstanding at September 30, 2006	66

Exercisable at September 30, 2006	—

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restricted stock units were granted with an exercise price of $0.01, and vest equally on an annual basis over a four year period. The market price of the Company’s common stock on the date of grant was $48.22.

The weighted-average grant-date fair value of the options granted during the year ended September 30, 2006, estimated using a Black-Scholes based option pricing model, was $17.10. For the year ended September 30, 2005, the weighted-average grant-date fair value was $20.71, using a Black-Scholes based option pricing model. The total intrinsic value of options exercised was approximately $16.4 million for the year ended September 30, 2006 and $35.0 million for the year ended September 30, 2005.

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

As of September 30, 2006, there was approximately $31.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans, including compensation cost related to stock options, restricted stock units and stock purchase plan shares. That cost is expected to be recognized over a weighted-average period of 2.5 years. The compensation cost related to stock options, restricted stock units and stock purchase plan shares is recognized ratably over the vesting periods.

Cash received from option exercises under the Plans for the year ended September 30, 2006 was $19.6 million. For the year ended September 30, 2005 the total cash received from option exercises was $25.6 million. The tax benefit realized for the tax deductions from option exercises totaled $6.2 million for the year ended September 30, 2006. For the year ended September 30, 2005, the tax benefit realized for the tax deductions from option exercises was $12.6 million.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises. The Company repurchased 825,882 shares of its common stock during the year ended September 30, 2006. Under the Company’s current repurchase program up to an additional 227,594 shares may be repurchased.

NOTE D—Other income, net

Other income, net consists of the following (in thousands):

	Fiscal year ended
	2006	2005	2004
Interest income	($7,208)	($6,365)	($4,699)
Interest expense	977	—	—
Other expense (income)	40	655	(920)

Other income, net	($6,191)	($5,710)	($5,619)

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—Marketable Securities

The following is a summary of marketable securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2006
Available-for-sale securities:
United States government and agency debt securities	$7,356	$—	$141	$7,215
Municipal debt securities	68,887	54	194	68,747
U.S. corporate securities	—	—	—	—

	$76,243	$54	$335	$75,962

September 30, 2005
Available-for-sale securities:
United States government and agency debt securities	$16,854	$—	$280	$16,574
Municipal debt securities	77,674	44	349	77,369
U.S. corporate securities	3,000	—	—	3,000

	$97,528	$44	$629	$96,943

The Company recorded gross proceeds from the sale of available-for-sale securities of $253.6 million, $137.8 million and $208.0 million in fiscal 2006, 2005 and 2004, respectively, and recorded a net realized loss of $95,000 and $400,000 in fiscal 2006 and 2005, respectively, and a net realized gain of $69,000 in fiscal 2004. Unrealized losses and unrealized gains are included as a separate component of shareholders’ equity.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006.

	Fewer Than 12 months		12 Months or Greater
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and agency debt securities	$—	$—	$7,215	$140
Municipal debt securities	9,073	13	44,987	182

Total	$9,073	$13	$52,202	$322

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of September 30, 2006 and 2005 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of those dates.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized costs and estimated fair value of debt securities at September 30, 2006 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

	Cost	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$62,854	$62,616
Due after one year through two years	13,389	13,346
Due after two years through four years	—	—

	$76,243	$75,962

NOTE F—Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,
	2006	2005	2004
Trade accounts receivable	$132,785	$131,902	$101,116
Non-current trade accounts receivable	18,097	17,445	23,627

	150,882	149,347	124,743
Less:
Allowance for doubtful accounts	6,630	6,590	5,079
Allowance for sales returns and adjustments	2,618	4,566	4,064

	9,248	11,156	9,143

	$141,634	$138,191	$115,600

Non-current trade accounts receivable relate to balances not due within the next 12 months and are included in other assets.

Allowance activity consists of the following (in thousands):

	September 30,
	2006	2005	2004
Beginning balance	$11,156	$9,143	$7,833
Plus:
Provisions	(470)	2,900	1,790
Recoveries	(454)	(55)	(56)

	(924)	2,845	1,734
Less:
Write-offs	(984)	(832)	(424)

	$9,248	$11,156	$9,143

Charges against the allowances of $984,000, $832,000 and $424,000 in fiscal 2006, 2005 and 2004, respectively, principally relate to uncollectible accounts written off. It is the Company’s practice to record an estimated allowance for sales returns and adjustments based on historical experience.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—Other Current Assets

Other current assets consists of the following (in thousands):

	September 30,
	2006	2005
Inventory	$8,254	$4,995
Prepaid expenses	20,708	15,147

Total	$28,962	$20,142

NOTE H—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2006	2005
Land	$2,810	$2,810
Building	13,527	13,527
Machinery, equipment and software	73,662	69,856
Internal use software	23,542	16,978
Furniture and fixtures	20,667	17,609
Leasehold improvements	21,301	12,855

	155,509	133,635
Less accumulated depreciation	(85,642)	(77,477)

	$69,867	$56,158

NOTE I—Goodwill and Other Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (in thousands):

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of September 30, 2006
Intangible assets:
Customer related	9.4	$92,307	$19,454	$72,853
Maintenance relationships	11.9	9,814	3,516	6,298
Non-compete agreements	3.7	6,422	5,147	1,275
Technology	7.4	38,474	2,479	35,995

Total intangible assets		$147,017	$30,596	$116,421

As of September 30, 2005
Intangible assets:
Customer related	9.8	$45,452	$14,367	$31,085
Maintenance relationships	12.0	9,492	2,739	6,753
Non-compete agreements	3.7	5,860	4,055	1,805
Technology	10.0	7,956	696	7,260

Total intangible assets		$68,760	$21,857	$46,903

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of goodwill acquired during fiscal 2006 and 2005 is $99.0 million and $61.5 million, respectively.

During fiscal 2006, 2005 and 2004, the Company recorded amortization expense for intangible assets of $9.0 million, $5.2 million and $4.0 million, respectively, a portion of which may be included in cost of goods sold. The estimated annual amortization expense for intangible assets for the next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2007	$16,302
2008	15,993
2009	15,218
2010	13,972
2011	13,573

NOTE J—Acquisitions

Fiscal 2006 Acquisitions

On August 1, 2006, the Company acquired all of the outstanding capital stock of Unicru, Inc., a leading provider of talent management solutions. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), all shares of Unicru’s preferred stock were converted into shares of common stock immediately prior to the merger taking place. Thereafter, each share of Unicru’s common stock outstanding immediately prior to the merger was converted into the right to receive $4.15 in cash. In addition, at the effective time of the merger, all outstanding options and warrants were converted into the right to receive a cash payment except for one outstanding Unicru warrant, which the Company assumed. The Company paid $149.2 million in cash in the aggregate for all of the outstanding capital stock of Unicru, less certain expenses and other deductions set forth in the Merger Agreement.

The Merger Agreement also enabled the Company to deposit $16 million of the cash consideration paid for Unicru’s outstanding capital stock into an escrow fund to secure certain indemnification and other payments under the terms of the Merger Agreement. On or about August 1, 2008, the balance of the escrow fund in excess of any amounts held for unresolved claims will be distributed to the former holders of Unicru securities.

The results of Unicru’s operations have been included in the Company’s consolidated financial statements beginning on the acquisition date, August 1, 2006. The acquisition was funded in part by a three-year revolving credit facility with Citizens Bank of Massachusetts under which the Company entered into a promissory note dated July 11, 2006 in the principal amount of up to $100 million. The Company drew down $97.9 million from the line of credit in connection with the acquisition, and repaid approximately $17.0 million during fiscal 2006.

The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$5,331
Accounts receivable	6,984
Prepaids and other current assets	2,841
Deferred tax asset	1,071
Fixed assets	4,789
Other assets	1,761
Identifiable intangible assets	70,195
Goodwill	84,768

Total assets acquired	177,740
Accounts payable and other accrued liabilities	4,050
Deferred subscription revenues	536
Deferred tax liabilities	17,521
Other liabilities	1,226

Total liabilities assumed	23,333

Net assets acquired	$154,407

The deferred revenue related to the maintenance revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recorded as the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-03”).

In performing the preliminary purchase price allocation, the Company considered, among other factors, their intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Unicru’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third party using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 17% to 20%. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity. The following table sets forth the components of intangible assets associated with the acquisition (dollars in thousands):

	Intangible Asset	Estimated Useful Life (years)
Core technology acquired	$26,429	7.0
Developed technology acquired	1,768	3.0

Subtotal—technology acquired	28,197
Customer contracts and related customer relationships acquired	41,717	9.0
Tradenames acquired	281	0.2

Total intangibles acquired	$70,195

As a result of this acquisition, and in support of the premium paid for Unicru, Inc., the Company expects to extend its market leadership and accelerate the growth of its Human Capital Management platform. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by June 30, 2007.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 7, 2006, the Company assumed certain assets and liabilities of SmartTime Software, Inc. (“SmartTime”). SmartTime is a software company engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management hardware and software and systems. The aggregate consideration paid, which includes actual cash paid (approximately $2.2 million) and the liabilities assumed (approximately $0.3 million), was approximately $2.5 million. The amounts allocated to identifiable intangible assets and goodwill were approximately $0.9 million and $1.4 million, respectively. The goodwill recognized is deductible for income tax purposes over a 15 year amortization period. The results of SmartTime’s operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since July 7, 2006. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by December 31, 2006. The deferred revenue related to the professional service and maintenance revenue streams were recorded at fair value of the Company’s remaining legal performance obligation.

On April 25, 2006, the Company purchased the outstanding shares of common stock of ClarityMatters Inc. (“ClarityMatters”). ClarityMatters was a workforce analytics solution provider and business analytics consulting firm. The aggregate consideration paid, which includes actual cash paid (approximately $5.3 million, including a $0.8 million holdback) and the liabilities assumed (approximately $2.5 million) was approximately $7.8 million. The amounts allocated to identifiable intangible assets and goodwill were approximately $2.3 million and $4.3 million, respectively. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company anticipates that the allocation of the purchase price will be completed by December 31, 2006. The results of ClarityMatters’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for ClarityMatters, the Company expects to enhance its time and labor solutions.

On January 17, 2006, the Company purchased the outstanding shares of common stock of TimeWorks, Inc. (“TimeWorks”). The aggregate consideration paid, which includes actual cash paid (approximately $5.0 million) and the liabilities assumed (approximately $0.8 million), was approximately $5.8 million. TimeWorks was formerly a provider of time and labor software solutions. The amounts allocated to identifiable intangible assets and goodwill were approximately $3.9 million and $1.9 million, respectively. The results of TimeWorks’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for TimeWorks, the Company expects to enhance its time and labor solutions. The deferred revenue related to the maintenance revenue streams was recorded at fair value of the Company’s remaining performance obligation.

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

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005 Acquisitions

On November 18, 2004, the Company acquired, through Kronos Acquisition Inc., a Canadian corporation and the Company’s wholly-owned subsidiary, approximately 10.5 million common shares of AD OPT, a Canadian corporation, representing approximately 95.6% of the outstanding common shares, for an aggregate purchase price of approximately $39.1 million, net of cash and short-term investments acquired of approximately $16.0 million. On December 16, 2004, the Company acquired the remaining 4.4% outstanding common shares through the compulsory acquisition provisions of the Canada Business Corporations Act, for an additional purchase price of approximately $2.5 million. The results of AD OPT’s operations have been included in the consolidated financial statements since November 18, 2004. AD OPT was a provider of advanced workforce planning and scheduling solutions. As a result of this acquisition, and in support of the premium paid for AD OPT, the Company enhanced its growth strategy and its leadership in employee scheduling solutions.

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

As a result of recent acquisitions, including the AD OPT acquisition, the Company began to provide customized software solutions to its customers. Revenue related to the sale of customized software solutions is recognized on a contract accounting basis in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The contract accounting is applied based on a percentage-of-completion basis generally representing labor costs incurred

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relative to total estimated labor costs. Provisions for estimated losses on contracts are recorded when identified. Deferred revenues are recorded when invoicing exceeds recognized revenues. Revenue derived from the development and delivery of customized software solutions is included in product revenues.

During fiscal 2005, the Company completed two additional acquisitions with a combined purchase price of $48.4 million. During fiscal 2004, the Company completed seven acquisitions with a combined purchase price of $7.8 million. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the consolidated financial statements since their acquisition date. Acquired entities were engaged in the sale and service of employee time and attendance, employee scheduling, data collection and labor management software and hardware systems, including the resale of the Company’s products through a dealer relationship. As a result of these acquisitions, the Company gained access to direct sales and service organizations, as well as access to the entire existing maintenance revenue stream from their customers. The deferred revenue related to the maintenance and professional services revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recognized as the Company had assumed a legal performance obligation as described in EITF 01-03.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of September 30, 2006, the Company has the obligation to pay $3.0 million in guaranteed payments. These payments will be made at various dates in fiscal 2007 and fiscal 2008 and are included in accrued expenses on the balance sheet. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2009 and 2011. There were $0.3 million, $1.0 million, and $0.9 million of contingent payments earned during fiscal 2006, 2005, and 2004, respectively, all of which were recorded to goodwill, except for approximately $58,000, and $47,000 in fiscal 2005 and 2004, respectively, which were recorded as compensation expense.

Unaudited Pro Forma Financial Information

The following table presents the consolidated results of operations for fiscal 2006 and 2005 on an unaudited pro forma basis as if the acquisitions of Unicru and AD OPT had taken place as of October 1, 2004. Fiscal 2005 includes pro forma information for both Unicru and AD OPT; fiscal 2006 includes pro forma information for Unicru only as AD OPT’s results were included in the Company’s reported results for that period. The following table was prepared on the basis of estimates and assumptions available at the time of this filing that the Company believes are reasonable (in thousands, except per share data).

	Twelve Months Ended
	September 30, 2006	September 30, 2005
	Unaudited
Total revenues	$612,145	$558,802
Net income	33,806	43,313
Earnings per share—basic	$1.06	$1.37
Earnings per share—diluted	$1.04	$1.33

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—Capitalized Software

Capitalized software and accumulated amortization consists of the following (in thousands):

	September 30,
	2006	2005
Software development costs	$63,787	$49,946
Acquired from third parties	4,099	4,099

	67,886	54,045
Less accumulated amortization	44,940	30,953

	$22,946	$23,092

Total software development costs capitalized were approximately $13.5 million, $13.9 million, and $12.8 million in fiscal 2006, 2005 and 2004, respectively. Amortization of capitalized software development costs amounted to approximately $14.0 million, $13.6 million and $12.9 million in fiscal 2006, 2005 and 2004, respectively. Total research and development expenses charged to operations amounted to approximately $44.1 million, $37.5 million and $27.0 million in fiscal 2006, 2005 and 2004, respectively. Total expenses for engineering activities related to the maintenance of existing products charged to operations amounted to approximately $13.5 million, $13.1 million and $17.1 million in fiscal 2006, 2005 and 2004, respectively.

NOTE L—Borrowings

Borrowings consisted of the following (in thousands):

	September 30, 2006	September 30, 2005
Long-term notes payable	$80,820	$—

3-Year Revolving Credit Agreement

On July 11, 2006 the Company entered into a $100 million, 3-year Revolving Credit Agreement, (the “Credit Agreement”) with Citizens Bank of Massachusetts that provides for a revolving credit facility which the Company used to finance a portion of the acquisition of Unicru and to pay fees and expenses incurred in connection with this acquisition. Borrowings under the Credit Agreement are secured by the Company’s pledge of all equity securities of each of its domestic subsidiaries and 65% of the equity securities of each material foreign subsidiary, as defined in the Credit Agreement. Subject to certain conditions stated in the Credit Agreement, the Company may borrow the total commitment available under the Credit Agreement from Citizens Bank; loans outstanding under the Credit Agreement may be prepaid at any time without penalty or premium. The Credit Agreement contains customary negative covenants, including financial covenants and covenants relating to liens, investments, mergers, permitted acquisitions, indebtedness, material adverse changes, and distributions. The Company was in compliance with all debt-related covenants at September 30, 2006.

Principal on all amounts borrowed under the Credit Agreement is due on July 11, 2009; interest on the unpaid principal amount is based on the LIBOR Lending Rate.

The Company drew down $97.9 million from the line of credit in August of 2006 in order to complete the Unicru acquisition (see Note J to the Consolidated Financial Statements); approximately $17.0 million was repaid during fiscal 2006. The Company recorded approximately $1.0 million of interest expense related to this debt during fiscal 2006, which was based on an annual rate of approximately 6.3%.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE M—Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is made up of the Company’s Chief Executive Officer and President. While results are evaluated in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Prior to August, 2006, the Company had one line of business and operating segment, “Workforce Management Solutions”. This segment is involved in the development, manufacturing and marketing of workforce management solutions that improve workforce productivity and the utilization of labor resources. On August 1, 2006, the Company completed the acquisition of Unicru and added a second line of business and operating segment, “Talent Management Solutions”, which integrates with Kronos’ workforce management products to link sourcing, selection and hiring strategy with actual performance and labor planning. Unicru activity is reflected in the Company’s results of operations since the acquisition date.

	Workforce Management Solutions Segment	Talent Management Solutions Segment	Consolidated
	(in thousands)
2006
Net revenue to unaffiliated customers	$570,811	$7,392	$578,203
Depreciation and amortization	37,377	2,223	39,600
Interest expense	40	937	977
Income before taxes	66,311	(3,014)	63,297
Stock-based compensation	16,816	30	16,846
2005
Net revenue to unaffiliated customers	$518,658	$—	$518,658
Depreciation and amortization	33,304	—	33,304
Interest expense	—	—	—
Income before taxes	81,538	—	81,538
Stock-based compensation	—	—	—
2004
Net revenue to unaffiliated customers	$450,694	$—	$450,694
Depreciation and amortization	28,606	—	28,606
Interest expense	—	—	—
Income before taxes	69,602	—	69,602
Stock-based compensation	—	—	—

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information as to the Company’s revenue and long-lived assets in different geographical areas is as follows:

	2006	2005	2004
	(in thousands)
Revenue to unaffiliated customers:
United States	$503,837	$451,597	$401,803
International	74,366	67,061	48,891

Total	$578,203	$518,658	$450,694

Long-lived Assets:
United States	$423,281	$231,790	$185,224
International	48,338	55,376	7,762

Total	$471,619	$287,166	$192,986

NOTE N—Lease Commitments

The Company leases certain office space, manufacturing facilities and equipment under long-term operating lease agreements. Future minimum rental commitments under operating leases are as follows (in thousands):

Fiscal Year	Operating Lease Commitments
2007	$12,933
2008	9,679
2009	8,883
2010	7,809
2011	6,000
Thereafter	6,602

$51,906

Rent expense was approximately $14.5 million, $14.7 million and $12.0 million in fiscal 2006, 2005, and 2004, respectively.

NOTE O—Income Taxes

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

In fiscal 2006, the Company repatriated $4.2 million of the earnings of foreign subsidiaries and, in accordance with the Jobs Act, recorded a combined federal and state tax provision of approximately $0.3 million.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13.8 million at September 30, 2006. These earnings are considered to be indefinitely reinvested and, accordingly, no provision

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $0.4 million would be payable upon remittance of all previously unremitted earnings at September 30, 2006.

The provision for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2006	2005	2004
Current:
Federal	$25,134	$24,567	$17,207
State	1,690	1,488	1,094
Foreign	435	1,632	1,765

	27,259	27,687	20,066

Deferred:
Federal	(5,112)	1,722	3,762
State	(63)	64	145
Foreign	(226)	(1,839)	(621)

	(5,401)	(53)	3,286

	$21,858	$27,634	$23,352

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2006	2005
Deferred tax assets:
Accounts receivable reserves	$3,147	$3,585
Inventory reserves	626	507
Accrued expenses	3,735	3,664
Deferred maintenance revenues	7,829	6,448
Investment credit carryforwards	2,039	1,858
Net operating loss carryforwards of US subsidiary	6,659	—
Net operating loss carryforwards of foreign subsidiaries	118	118
Operating lease incentives	2,004	1,578
Stock based compensation	5,205	—
Depreciation	830	—
Other	815	607

Total deferred tax assets	33,007	18,365
Less valuation allowance	(118)	(118)

	32,889	18,247
Deferred tax liabilities:
Capitalized software development costs	(11,727)	(12,908)
Intangible and goodwill related amortization	(33,238)	(7,329)
Depreciation	—	(1,863)
Other	(1,657)	(471)

Net deferred tax liabilities	(13,733)	(4,324)
Less non-current deferred tax liabilities	29,379	15,261

Net current deferred tax asset	$15,646	$10,937

	Year Ended September 30,
	2006	2005	2004
Statutory rate	35%	35%	35%
State income taxes, net of federal income tax benefit	2	1	1
Tax exempt interest	(2)	(1)	(1)
Income tax credits	(1)	(2)	(1)
Deduction for qualified production activities	(1)	—	—
Other	2	1	—

	35%	34%	34%

As of September 30, 2006, approximately $0.3 million of net operating loss carryforwards from foreign operations remain available to reduce future income taxes payable. These net operating loss carryforwards may be carried forward indefinitely. The Company has fully reserved for the net operating loss carryforwards due to the uncertainty of their realizability. Due to the acquisition in the current year of Unicru, the Company has

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $19.0 million of domestic net operating loss carryforwards expiring in varying amounts through 2021. The Company has foreign investment tax credits of approximately $3.0 million. These foreign investment tax credits expire between 2008 and 2026.

The Company made income tax payments of approximately $21.7 million, $12.6 million and $14.3 million in fiscal 2006, 2005 and 2004, respectively.

NOTE P—Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2006	2005	2004
Net income (in thousands)	$41,439	$53,904	$46,250

Weighted-average shares	31,914,729	31,804,861	31,002,886
Effect of dilutive securities:
Employee stock options	323,272	788,179	1,028,124

Adjusted weighted-average shares and assumed conversions	32,238,001	32,593,040	32,031,010

Basic earnings per share	$1.30	$1.69	$1.49

Diluted earnings per share	$1.29	$1.65	$1.44

Stock options to purchase 2,307,394, 529,019 and 588,813 shares of common stock were outstanding during the years ended September 30, 2006, 2005 and 2004, respectively, but were not included in the calculation of diluted earnings per share because they were anti-dilutive.

NOTE Q—Capital Stock, Stock Repurchase Program and Stock Rights Agreement

Capital Stock: The Company’s Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of preferred stock, $1.00 par value per share, in one or more series, each of such series to have such preferences, voting powers (up to 10 votes per share), qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such preferred stock.

Stock Repurchase Program: In fiscal 1997, the Company’s Board of Directors implemented a stock repurchase program under which it periodically authorizes, subject to certain business and market conditions, the repurchase of the Company’s outstanding common shares. The shares that the Company repurchases are used to cover the shares required for the Company’s employee stock award plans and employee stock purchase plan. As of September 30, 2006, the Company’s Board of Directors had authorized the repurchase of 6,937,500 common shares, of which up to 227,594 shares can still be repurchased. Under the stock repurchase program, the Company repurchased 825,882, 884,896 and 526,541 shares of common stock in fiscal 2006, 2005 and 2004, respectively, at a cost of approximately $30.6 million, $39.5 million and $19.0 million, respectively. In addition, the Company is also authorized to and does repurchase stock held for at least six months from employees related to the exercise of stock options.

Stock Rights Agreement: The Company’s Stock Rights Agreement, which was previously adopted in November 1995, expired by its terms on November 17, 2005. The Company decided not to renew this Agreement.

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE R—Employee Benefit Plans

Stock Award Plans: In February 2006, the stockholders approved an amended and restated 2002 Stock Incentive Plan (“Award Plan”), which was previously adopted in February 2002 and amended in February 2004 and February 2005. The Award Plan increased the number of shares available for issuance under the plan from 5,000,000 to 9,000,000, clarified the right of the board to issue restricted stock units, replaced the limit on the number of shares which may be granted with respect to awards other than options and stock appreciation rights with a share counting formula, and eliminated the ability to add to the number of shares available for grant any shares of common stock tendered to us to exercise an award or any shares withheld from the exercise of an award to cover the resulting tax liability. The Award Plan enables the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the Award Plan, including stock options, restricted stock and restricted stock units, as and when they deem necessary. During fiscal 2006, 2005 and 2004, under the Award Plan, the Company granted stock options to purchase 907,300, 1,031,500 and 1,217,500 shares, respectively, at an exercise price equal to the market price of the Company’s common stock on the applicable grant date. Options granted in fiscal 2006, 2005 and 2004 are exercisable in equal installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. During fiscal year 2006, the Company also granted restricted stock units to purchase 70,500 shares at a price equal to the par value of the Company’s common stock. The restricted stock units granted under the Award Plan in fiscal 2006 vest in equal annual installments over a four-year period beginning one year from the date of grant. As of September 30, 2006, using the Award Plan’s share counting provision, there are 4,631,931 shares available for grant.

The following schedule presents a summary of option activity under the Award Plan for the three fiscal years in the period ended September 30, 2006. Options exercisable under the plans were 995,080, 643,410 and 570,641 in fiscal 2006, 2005 and 2004, respectively.

	Number of Shares	Weighted-Average Exercise Price per Share	Exercise Price per Share
Outstanding at
September 30, 2003	3,639,549	$16.89	$10.22–29.33
Granted	1,217,500	38.86	36.07–45.40
Exercised	(1,271,693)	16.19	12.00–29.33
Canceled	(56,364)	20.09	12.42–38.81

Outstanding at
September 30, 2004	3,528,992	24.67	10.22–45.40
Granted	1,031,500	48.60	46.10–54.38
Exercised	(1,072,359)	18.03	10.22–38.81
Canceled	(126,627)	33.35	11.55–54.38

Outstanding at
September 30, 2005	3,361,506	33.80	12.42–54.38
Granted	907,300	46.76	29.00–48.22
Exercised	(711,696)	19.52	12.42–38.81
Canceled	(128,205)	39.70	15.66–54.38

Outstanding at
September 30, 2006	3,428,905	$39.98	$16.57–54.38

Exercisable at September 30, 2006	995,080	$34.78	$16.57–54.38

KRONOS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule presents a summary of restricted stock activity under the Award Plan for the twelve month period ended September 30, 2006.

Outstanding at
September 30, 2005	—
Granted	70,500
Exercised	—
Canceled	(4,100)

Outstanding at
September 30, 2006	66,400

Exercisable at September, 2006	—

	Outstanding			Exercisable
Exercise Price per Share	Number of Shares	Weighted - Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
$16.57	530,241	0.5 years	$16.57	267,575	$16.57
24.21 – 29.00	89,314	2.5 years	27.05	31,749	25.30
36.07 – 38.81	998,625	1.7 years	38.73	443,912	38.07
40.23 – 48.21	972,375	2.7 years	47.77	237,912	48.00
48.22 – 54.38	838,350	3.6 years	48.61	13,932	54.11

$16.57 – 54.38	3,428,905	2.3 years	$39.98	995,080	$34.48

Stock Purchase Plan: In July 2005, the Company’s Board of Directors voted to amend the 2003 Employee Stock Purchase Plan, which was previously approved for adoption by the stockholders in February 2003. The amendment eliminated the look-back feature previously contained in the plan. Under the amended plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at 85% of the fair market value of the Company’s common stock at the end of the six-month option period. In fiscal 2006, 2005 and 2004, 304,052, 249,794 and 248,015 shares, respectively, were issued under this plan.

At September 30, 2006, a total of 8,530,053 shares of common stock were reserved for issuance under the Company’s stock incentive plan and employee stock purchase plan, consisting of 8,206,914 shares under the Award Plan and 323,139 shares under the 2003 Employee Stock Purchase Plan.

Defined Contribution Plan: The Company sponsors a defined contribution savings plan for the benefit of substantially all employees. Company contributions to the plan are based upon a matching formula applied to employee contributions. Total expense under the plan was $3.2 million, $3.4 million and $2.9 million in fiscal 2006, 2005 and 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kronos Incorporated

We have audited the accompanying consolidated balance sheets of Kronos Incorporated as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kronos Incorporated at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the consolidated financial statements, on October 1, 2005, the Company adopted the provisions of SFAS 123(R), Share-Based Payments, which requires the Company to recognize expense related to the fair value of the share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kronos Incorporated’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

December 11, 2006

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accountants have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page M-2.

M-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kronos Incorporated

We have audited management’s assessment, included in the accompanying “Management Report on Internal Controls over Financial Reporting,” that Kronos Incorporated maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kronos Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kronos Incorporated maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kronos Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kronos Incorporated as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

December 11, 2006

M-2

EXHIBIT INDEX

Exhibit No.	Description
3.1(3)	Restated Articles of Organization of the Registrant, as amended.

3.2(10)	Amended and Restated By-laws of the Registrant, as further amended.

4.1*	Specimen Stock Certificate.

10.1(11)(12)	1992 Stock Incentive Plan, as amended and restated.

10.2(11)(12)(13)	2002 Employee Stock Incentive Plan, as amended and restated.

10.3(6)(12)	Kronos Incorporated 2003 Employee Stock Purchase Plan as amended.

10.4(1)	Lease dated August 8, 1995, between Principal Mutual Life Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.

10.6(4)(9)	Software License, Hardware Purchase and Support Agreement dated July 24, 2003 between ADP, Inc. and the Registrant, superseding the Restated Software License & Support & Hardware Purchase Agreement dated September 25, 2000.

10.7*	Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.

10.8(9)(12)	Form of Senior Executive Retention Agreement with accompanying schedule.

10.9(4)(5)	Best Software Inc./Kronos Incorporated Agreement, dated as of March 15, 2002 by and between Kronos Incorporated and Best Software, Inc.

10.10(4)(7)	Amendment, dated as of July 1, 2004, between Kronos Incorporated and ADP, Inc. to the Software License, Hardware Purchase and Support Agreement, dated as of July 24, 2003.

10.11(7)(12)	Form of Nonstatutory Stock Option Agreement entered into with officers, directors, employees, consultants and advisors in connection with stock option grants under our 2002 Stock Incentive Plan.

10.12(8)	Acquisition Agreement, dated October 5, 2004 by and between Kronos Incorporated, Kronos Acquisition Inc., a Canadian corporation and wholly-owned subsidiary of Kronos Incorporated, and Ad Opt Technologies Inc.

10.13(12)	Summary of Fiscal Year 2006 Management Incentive Plan.

10.14(16)	Summary of Compensation Arrangements with Directors.

10.15(13)	Form of Restricted Stock Unit Agreement, Granted under 2002 Stock Incentive Plan.

10.16(14)	Agreement and Plan of Merger, dated as of July 12, 2006 by and among Kronos Incorporated, Blade Acquisition Corp., Unicru, Inc. and Brian Ascher.

10.17(14)	Revolving Credit Agreement and Revolving Credit Note by and among Kronos Incorporated and Citizens Bank of Massachusetts dated July 11, 2006.

10.18(15)	Holdback Funds Agreement, dated as of July 31, 2006 by and among Kronos Incorporated, Brian Ascher and U.S. Bank National Association.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same Exhibit Number in the Company’s Registration Statement on Form S-1 (File No. 33-47383).

(1)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 1995.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended December 28, 1996.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 4, 1998.
(4)	Confidential treatment was requested for certain portions of this agreement.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 30, 2002.
(6)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 28, 2003.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 3, 2004.
(8)	Incorporated by reference to the Company’s Form 8-K dated October 5, 2004.
(9)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 2003.
(10)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 2004.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 2, 2005.
(12)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 2005.
(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 1, 2006.
(14)	Incorporated by reference to the Company’s Form 8-K dated July 17, 2006.
(15)	Incorporated by reference to the Company’s Form 8-K dated August 8, 2006.
(16)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K.