Form 10-Q
period 2006-12-30
KRONOS INC
filed 2007-02-08
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Yes ☐    No ☒

As of February 2, 2007, 31,664,726 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

UNAUDITED

	Three Months Ended
	December 30, 2006	December 31, 2005
Net revenues:
Product	$52,187	$47,987
Maintenance	52,148	46,246
Professional services	33,802	33,710
Subscription	10,589	—

	148,726	127,943
Cost of sales:
Costs of product	11,927	10,586
Costs of maintenance	12,928	14,021
Costs of professional services	30,863	29,924
Costs of subscription	5,861	—

	61,579	54,531

Gross profit	87,147	73,412
Operating expenses and other income:
Sales and marketing	44,924	38,772
Engineering, research and development	17,924	13,013
General and administrative	13,959	11,977
Amortization of intangible assets	2,773	1,542
Other income, net	(1,063)	(1,508)

	78,517	63,796
Income before income taxes	8,630	9,616
Provision for income taxes	2,935	3,392

Net income	$5,695	$6,224

Net income per common share:
Basic	$0.18	$0.20

Diluted	$0.18	$0.19

Weighted-average common shares outstanding:
Basic	31,753,703	31,789,546

Diluted	31,962,633	32,271,154

Stock-based compensation expense included in the above captions:
Costs of product	$95	$82
Costs of maintenance	595	474
Costs of professional services	385	345
Costs of subscription	7	—
Sales and marketing	1,499	1,256
Engineering, research and development	717	783
General and administrative	1,278	974

	$4,576	$3,914

Amortization of intangible assets included in the above captions:
Costs of product	$330	$199
Costs of subscription	1,091	—
Amortization of intangible assets	2,773	1,542

	$4,194	$1,741

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

UNAUDITED

	December 30, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,490	$40,680
Marketable securities	53,003	62,770
Accounts receivable, less allowances of $8,477 at December 30, 2006 and $9,248 at September 30, 2006	111,318	123,537
Deferred income taxes	9,024	8,871
Other current assets	29,001	28,962

Total current assets	239,836	264,820
Marketable securities	4,881	13,192
Property, plant and equipment, net	71,511	69,867
Customer related intangible assets	73,317	72,853
Other intangible assets	43,300	43,568
Goodwill	248,665	241,654
Capitalized software, net	23,297	22,946
Other assets	18,283	18,852

Total assets	$723,090	$747,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,194	$11,025
Accrued compensation	46,530	48,768
Accrued expenses and other current liabilities	28,116	31,983
Deferred product revenues	4,581	2,950
Deferred professional service revenues	21,046	21,139
Deferred maintenance revenues	124,710	124,485

Total current liabilities	238,177	240,350
Deferred maintenance revenues	8,003	7,990
Deferred income taxes	22,786	22,605
Notes payable, long-term	54,696	80,820
Other liabilities	8,763	7,855
Shareholders’ equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 31,715,448 and 31,846,620 shares issued at December 30, 2006 and September 30, 2006 respectively	317	318
Additional paid-in capital	63,240	65,473
Retained earnings	325,129	319,434
Accumulated other comprehensive income:
Foreign currency translation	2,123	3,086
Net unrealized (loss) on available-for-sale investments	(144)	(179)

	1,979	2,907
Total shareholders’ equity	390,665	388,132

Total liabilities and shareholders’ equity	$723,090	$747,752

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

UNAUDITED

	Three Months Ended
	December 30, 2006	December 31, 2005
Operating activities:
Net income	$5,695	$6,224
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	5,099	4,040
Amortization of intangible assets	4,194	1,741
Amortization of capitalized software	3,574	3,432
Stock-based compensation	4,576	3,914
Provision for deferred income taxes	417	238
Changes in certain operating assets and liabilities:
Accounts receivable, net	12,992	16,340
Deferred product revenues	1,662	227
Deferred professional service revenues	(461)	(6,604)
Deferred maintenance revenues	(412)	1,404
Accounts payable, accrued compensation and other liabilities	(1,283)	(4,166)
Taxes payable	(6,387)	(3,164)
Tax benefit from exercise of stock options	1,068	2,678
Excess tax benefit from exercise of stock options	(665)	(2,678)
Other	104	(594)

Net cash and equivalents provided by operating activities	30,173	23,032
Investing activities:
Purchase of property, plant and equipment	(6,869)	(3,862)
Capitalized internal software development costs	(3,723)	(3,277)
Decrease (increase) in marketable securities	18,078	(4,133)
Acquisitions of businesses and software, net of cash acquired	(7,948)	(1,963)

Net cash and equivalents used in investing activities	(462)	(13,235)
Financing activities:
Net proceeds from exercise of stock options and employee purchase plans	2,395	5,232
Excess tax benefit from exercise of stock options	665	2,678
Repurchase of common stock	(10,000)	(6,378)
Payments on revolving note payable	(26,124)	—

Net cash and equivalents (used in) provided by financing activities	(33,064)	1,532
Effect of exchange rate changes on cash and equivalents	163	(436)

(Decrease) increase in cash and equivalents	(3,190)	10,893
Cash and equivalents at the beginning of the period	40,680	43,492

Cash and equivalents at the end of the period	$37,490	$54,385

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and adjustments that management of Kronos Incorporated (the “Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 30, 2006 are not necessarily indicative of the results for a full fiscal year.

NOTE B - Fiscal Quarters

The Company utilizes a system of fiscal quarters. Under this system, the first three quarters of each fiscal year end on a Saturday. However, the fourth quarter of each fiscal year will always end on September 30. Because of this, the number of days in the first quarter (91 days in fiscal 2007 and 92 days in fiscal 2006) and fourth quarter (92 days in fiscal 2007 and 91 days in fiscal 2006) of each fiscal year varies from year to year. The second and third quarters of each fiscal year will be exactly thirteen weeks long. This policy does not have a material effect on the comparability of results of operations between quarters.

NOTE C - Stock-Based Compensation

On October 1, 2005, the Company was required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). The Company has applied the modified prospective method in adopting FAS 123R and, accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the three months ended December 30, 2006 and December 31, 2005 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

On December 30, 2006, the Company had two share-based compensation plans, which are described below (together, the “Plans”). The compensation cost that has been charged against income for the Plans during the three months ended December 30, 2006 and December 31, 2005 was approximately $4.6 million and $3.9 million, respectively. During the three months ended December 30, 2006, the Company also capitalized approximately $0.2 million of these costs relating to its software development activities; none of these costs were capitalized during the three months ended December 31, 2005. As required by FAS 123R, the Company has made an estimate of expected forfeitures and is recognizing compensation cost only for those stock-based compensation awards expected to vest. The total income tax benefit recognized in the income statement for the three month periods ended December 30, 2006 and December 31, 2005 for share-based payments was approximately $1.4 million and $1.3 million, respectively.

Stock Award Plan: In February 2006, the Company’s stockholders approved an amended and restated 2002 Stock Incentive Plan (“Award Plan”), which was previously adopted in February 2002 and amended in February 2004 and

February 2005. The Award Plan increased the number of shares available for issuance under the plan from 5,000,000 to 9,000,000, clarified the right of the Board to issue restricted stock units, replaced the limit on the number of shares which may be granted with respect to awards other than options and stock appreciation rights with a share counting formula, and eliminated the ability to add to the number of shares available for grant any shares of common stock tendered to the Company to exercise an award or any shares withheld from the exercise of an award to cover the resulting tax liability. The Award Plan enables the Compensation Committee of the Board of Directors to utilize various forms of equity awards as defined by the Award Plan, including stock options, restricted stock, and restricted stock units, as and when they deem necessary. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant. Options granted under the Award Plan during the fiscal years of 2007, 2006, 2005, 2004, 2003 and 2002 are exercisable in equal annual installments over a four-year period beginning one year from the date of grant and have a contractual life of four years and six months. Restricted stock units granted under the Award Plan during the three months ended December 30, 2006 vest in equal annual installments over a four-year period beginning one year from the date of grant.

The fair value of each option award issued under the Award Plan was estimated on the date of grant using a Black-Scholes based option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three Month Period Ended
	December 30, 2006	December 31, 2005
Expected Volatility	41.8%	41.8%
Expected Term (in years)	3.42	3.75
Risk-Free Interest Rate	4.90%	4.39%
Dividend Yield	0.0%	0.0%

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

A summary of option activity under the Award Plan as of December 30, 2006, and changes during the three months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2006	3,429	$39.98
Granted*	17	34.80
Exercised	(140)	17.77
Canceled*	(36)	44.63

Outstanding at December 30, 2006	3,270	$40.85	2.1 years	$8,932

Exercisable at December 30, 2006	1,784	$37.14	1.6 years	$8,370

*	Does not include restricted stock units.

The value of the restricted stock units is based on the intrinsic value of the award at the date of grant, and the resulting compensation charges are then recognized ratably over the vesting period of the awards.

Restricted stock unit awards were granted to our executive officers in November 2006. Vesting of the restricted stock units granted to the executive officers is subject to a performance goal being met by Kronos for fiscal 2007. If the performance goal is met, the restricted stock units will vest in four equal annual installments beginning on November 16, 2007. If the performance goal is not met, the restricted stock units will not vest and the grant will be cancelled. Restricted stock unit awards granted to employees, other than to executive officers, in fiscal 2006 and 2007 are not subject to a performance goal and vest in four equal annual installments beginning on the first anniversary date of grant. All of our awards include a service condition in order for vesting to occur.

Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. We expense the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

A summary of restricted stock unit activity under the Award Plan as of December 30, 2006, and the changes during the three months then ended is presented below:

Restricted Stock Units	Number of Shares (000s)	Weighted- Average Grant Date Fair Value
Non-vested at September 30, 2006	66	$48.22
Granted	462	$34.61
Exercised	(16)	$48.22
Canceled	(1)	$44.95

Non-vested at December 30, 2006	511	$35.92

The restricted stock units were granted with an exercise price of $0.01, and vest equally on an annual basis over a four year period. The market price of the Company’s common stock on the date of restricted stock unit grants during the three months ended December 30, 2006 ranged from $33.90 to $35.94.

The weighted-average grant-date fair value of the options granted during the three months ended December 30, 2006 and December 31, 2005, estimated using a Black-Scholes based option pricing model, was $17.10. The total intrinsic value of options exercised was approximately $2.5 million for the three months ended December 30, 2006 and $7.8 million for the three months ended December 31, 2005.

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

As of December 30, 2006 and December 31, 2005, there was approximately $41.8 million and $41.9 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans, including compensation cost related to stock options, restricted stock units and stock purchase plan shares. That cost at December 30, 2006 is expected to be recognized over a weighted-average period of 2.0 years. The compensation cost related to stock options, restricted stock units and stock purchase plan shares is recognized ratably over the vesting periods.

The expected term used to value the shares issued under the Purchase Plan is assumed to be zero as there is no look-back feature contained in the Purchase Plan.

Cash received from option exercises and stock purchases under the Plans for the three month period ended December 30, 2006 was $2.4 million. For the three months ended December 31, 2005 the total cash received from option exercises and stock purchases was $5.2 million. The tax benefit realized for the tax deductions from option exercises totaled $1.1 million for the three month period ended December 30, 2006. For the three months ended December 31, 2005, the tax benefit realized for the tax deductions from option exercises was $2.7 million.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises. The Company repurchased 283,017 shares of its common stock during the three months ended December 30, 2006. Under the Company’s current repurchase program up to an additional 1,194,577 shares may be repurchased.

NOTE D - Other Current Assets

Other current assets consists of the following (in thousands):

	December 30, 2006	September 30, 2006
Inventory	$8,061	$8,254
Prepaid expenses	20,940	20,708

Total	$29,001	$28,962

NOTE E – Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (dollars in thousands). Due to the relative size and timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 30, 2006:
Intangible assets:
Customer related	9.4	$95,205	$21,888	$73,317
Maintenance relationships	11.7	10,901	3,724	7,177
Non-compete agreements	3.7	6,637	5,386	1,251
Technology	7.4	38,741	3,869	34,872

Total intangible assets		$151,484	$34,867	$116,617

As of September 30, 2006:
Intangible assets:
Customer related	9.4	$92,307	$19,454	$72,853
Maintenance relationships	11.9	9,814	3,516	6,298
Non-compete agreements	3.7	6,422	5,147	1,275
Technology	7.4	38,474	2,479	35,995

Total intangible assets		$147,017	$30,596	$116,421

For the three months ended December 30, 2006 and December 31, 2005, the amount of goodwill acquired was $7.0 million and $4.5 million, respectively.

For the three months ended December 30, 2006 and December 31, 2005, the Company recorded amortization expense for intangible assets of $4.2 million and $1.7 million, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2007	$16,672
2008	16,517
2009	15,693
2010	14,418
2011	14,022
2012	13,992

NOTE F – Acquisitions

On November 6, 2006, the Company purchased all of the outstanding shares of common stock of Time Controls, Inc. (“Time Controls”), a former dealer in the greater Appalachian region of the U.S. The aggregate consideration paid, which includes approximately $7.8 million of cash paid and $3.1 million of liabilities assumed, was approximately $10.9 million. The amounts allocated to identifiable intangible assets and goodwill were approximately $3.9 million and $6.7 million, respectively. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company currently anticipates that the allocation of the purchase price will be completed by March 31, 2007. The results of Time Controls’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for Time Controls, the Company expects to enhance its distribution network for time and labor solutions. The deferred revenue related to the maintenance and professional service revenue streams was recorded at the fair value of the Company’s remaining performance obligation.

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

The results of Unicru’s operations have been included in the Company’s consolidated financial statements beginning on the acquisition date, August 1, 2006. The acquisition was funded in part by a three-year revolving credit facility with Citizens Bank of Massachusetts under which the Company entered into a promissory note dated July 11, 2006 in the principal amount of up to $100 million. The Company drew down $97.9 million from the line of credit in connection with the acquisition, and $54.7 million remains outstanding at December 30, 2006.

The Unicru transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$5,331
Accounts receivable	6,768
Prepaids and other current assets	2,841
Deferred tax asset	1,071
Fixed assets	4,789
Other assets	1,761
Identifiable intangible assets	70,195
Goodwill	86,177

Total assets acquired	178,933
Accounts payable and other accrued liabilities	5,243
Deferred subscription revenues	536
Deferred tax liabilities	17,521
Other liabilities	1,226

Total liabilities assumed	24,526

Net assets acquired	$154,407

The deferred revenue related to the maintenance revenue streams, which was recorded at fair value of the Company’s remaining performance obligation, was recorded because the Company had assumed a legal performance obligation as described in Emerging Issues Task Force 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree” (“EITF 01-03”).

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Unicru’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third party using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 17% to 20%. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity. The following table sets forth the components of intangible assets associated with the acquisition (dollars in thousands):

	Intangible Asset	Estimated Useful Life (years)
Core technology acquired	$26,429	7.0
Developed technology acquired	1,768	3.0

Subtotal—technology acquired	28,197
Customer contracts and related customer relationships acquired	41,717	9.0
Tradenames acquired	281	0.2

Total intangibles acquired	$70,195

As a result of this acquisition, and in support of the premium paid for Unicru, Inc., the Company expects to extend its market leadership and accelerate the growth of its Human Capital Management platform. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company currently anticipates that the allocation of the purchase price will be completed by June 30, 2007.

The following table presents the consolidated results of operations for the three months ended December 31, 2005 on an unaudited pro forma basis. It combines Kronos’ statement of operations data with Unicru’s statement of operations data for that period as if the acquisition of Unicru had taken place as of October 1, 2005. The table was prepared on the basis of estimates and assumptions available at the time of this filing that the Company believes are reasonable, and includes purchase price allocations and adjustments for amortization and interest expense that would have been recorded during that period (in thousands, except per share data).

Unaudited	December 31, 2005
Total revenues	$137,696
Net income	$4,147
Earnings per share – basic	$0.13
Earnings per share – diluted	$0.12

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of December 30, 2006, the Company has the obligation to pay $4.0 million in guaranteed payments. These payments will be made at various dates in fiscal 2007 and fiscal 2008 and are included in accrued expenses and other liabilities on the balance sheet. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2009 and 2011. During the three months ended December 30, 2006, there were approximately $1.0 million of contingent payments earned, all of which were recorded as goodwill. During the three months ended December 31, 2005, there were no contingent payments earned.

NOTE G - Comprehensive Income

For the three months ended December 30, 2006 and December 31, 2005, comprehensive income consisted of the following (in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005
Comprehensive income:
Net income	$5,695	$6,224
Cumulative translation adjustment	(963)	(103)
Unrealized gain (loss) on available-for-sale securities	35	(33)

Total comprehensive income	$4,767	$6,088

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended
	December 30, 2006	December 31, 2005
Net income	$5,695	$6,224

Weighted-average shares	31,753,703	31,789,546
Effect of dilutive securities:
Employee stock options and awards	208,930	481,608

Adjusted weighted-average shares and assumed conversions	31,962,633	32,271,154

Basic earnings per share	$0.18	$0.20

Diluted earnings per share	$0.18	$0.19

NOTE I - Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is made up of the Company’s Chief Executive Officer and President. While results are evaluated in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Prior to August 2006, the Company had one line of business and operating segment, “Workforce Management Solutions”. This segment is involved in the development, manufacturing and marketing of workforce management solutions that improve workforce productivity and the utilization of labor resources. On August 1, 2006, the Company completed the acquisition of Unicru and added a second line of business and operating segment, “Talent Management Solutions”, which integrates with Kronos’ workforce management products to link sourcing, selection and hiring strategy with actual performance and labor planning. Unicru activity is reflected in the Company’s results of operations since the acquisition date.

(in thousands) Three months ended:	Workforce Management Solutions Segment	Talent Management Solutions Segment	Consolidated
December 30, 2006
Net revenue to unaffiliated customers	$137,696	$11,030	$148,726
Depreciation and amortization	9,904	2,963	12,867
Interest expense	—	1,182	1,182
Income before taxes	12,550	(3,920)	8,630
Stock-based compensation	4,525	51	4,576
December 31, 2005
Net revenue to unaffiliated customers	$127,943	$—	$127,943
Depreciation and amortization	9,213	—	9,213
Interest expense	—	—	—
Income before taxes	9,616	—	9,616
Stock-based compensation	3,914	—	3,914

Information as to the Company’s revenue and long-lived assets in different geographical areas is as follows:

	Three months ended
	December 30, 2006	December 31, 2005
Revenue to unaffiliated customers:
United States	$131,520	$112,653
International	17,206	15,290

Total	$148,726	$127,943

	December 30, 2006	September 30, 2006
Long-lived Assets:
United States	$431,828	$423,281
International	46,546	48,338

Total	$478,374	$471,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, revenue growth rates, gross margin, earnings per share, future acquisitions, capital expenditures, capitalization of software development costs, income tax rates, available cash, investments, operating cash flow, stock-based compensation and amortization of intangibles. Any such statements are subject to risks that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. The risks and uncertainties discussed in this Quarterly Report on Form 10-Q do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Business Overview

We provide a suite of solutions that automate employee-centric processes and provide tools to optimize the workforce. Our solutions, which include time and labor, scheduling, talent management, human resources, payroll, absence management, labor activity tracking, data collection, self-service and workforce analytics are designed for a wide range of businesses and organizations from single-site to large multi-site enterprises. We derive revenues from the licensing of our software solutions, sales of our hardware solutions and by providing professional services and subscription services as well as ongoing customer support and maintenance. An overview of our two operating segments follows (see Note I in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for additional information relating to our operating segments):

Workforce Management

From the time of Kronos’ organization in 1977 until the end of fiscal 2006, substantially all of our revenues and profits were derived from our workforce management solutions, which include time and labor applications and related products and services. These solutions are designed to enable organizations to reduce costs and increase productivity, improve employee satisfaction, align employee performance with organizational objectives, and put real-time information in the hands of decision makers.

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

Operating Results Overview

SUMMARY:

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Product revenues	$52,187	$47,987	9%
Maintenance revenues	52,148	46,246	13%
Professional services revenues	33,802	33,710	—
Subscription revenues	10,589	—	N/A

Total revenues	$148,726	$127,943	16%

Net income	$5,695	$6,224	(8%)

Earnings per share - basic	$0.18	$0.20	(8%)
Earnings per share - diluted	$0.18	$0.19	(8%)

Our revenues in the three month period ended December 30, 2006 increased $20.8 million, or 16%, over the same period in fiscal 2006. The growth in revenues was attributable to our core business as well as acquired businesses. The growth in revenues was due to increases in maintenance and product revenues as well as an increase in subscription revenues, which we began receiving as a result of the Unicru acquisition in August of 2006. During this period, maintenance revenues increased $5.9 million, or 13%, product revenues increased $4.2 million, or 9%, and professional services revenues were consistent with the same period in the prior year. Subscription revenues during the period were $10.6 million.

Net income in the first quarter of fiscal 2007 decreased 8% to $5.7 million from $6.2 million, with earnings per share decreasing to $0.18 from $0.19 per diluted share. The decrease in net income as compared to the prior year is primarily due to costs associated with our strategic growth initiatives, which include costs associated with expanding our talent management offerings as well as costs associated with creating a stronger global presence. These costs include an increase in amortization of identifiable intangibles as well as interest expense on the revolving credit line that was used to finance a portion of our acquisition of Unicru.

Regarding expectations for the second quarter of fiscal 2007 and the remainder of fiscal 2007, we currently anticipate revenue in the range of $154 – $159 million for the second fiscal quarter and $647 – $660 million for fiscal 2007, with diluted earnings per share in the range of $0.23 – $0.28 for the second quarter of fiscal 2007 and $1.15 – $1.27 for the entire fiscal 2007. We currently expect that the impact of FAS 123R (including outstanding, unvested awards and new stock and stock-based awards) will be approximately $0.10 for the second quarter and $0.40 for the entire fiscal 2007. Finally, we currently expect amortization of intangible assets to be approximately $0.09 for the second quarter and $0.35 for the entire fiscal 2007.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have not made any material changes in the policies and estimates previously disclosed in our annual report on Form 10-K for the year ended September 30, 2006.

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

Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. The short-term component (amounts due within 12 months) of these financing arrangements is included in accounts receivable on our balance sheet. The long-term component is included in other assets. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, in the first quarter of fiscal 2007 we applied a present value factor using annual interest rates ranging from 7.5% to 9%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

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

Commencing upon the completion of our acquisition of Unicru, Inc. during August 2006, we also recognize certain transactions under a subscription revenue accounting model. We follow the provisions of Securities and Exchange Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2006 we completed the annual testing of the impairment of goodwill on our single reporting unit as of July 2, 2006, the annual goodwill impairment measurement date for fiscal 2006. We have also determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Therefore, no impairment charges have been recorded in the three months ended December 30, 2006. Additionally, the acquisition of Unicru on August 1, 2006 resulted in approximately $86.2 million in goodwill which will be treated as a separate reporting unit for impairment testing purposes in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. We determined that, due to the scope of the project and based on the expected estimated economic life of the software, the capitalized costs related to the replacement of our information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $24.9 million, including internal personnel related costs of $6.7 million, related to the replacement of information technology systems since the start of this project in fiscal 2004. This project was substantially completed in November, 2006.

Income Taxes – We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. When necessary, we record a valuation allowance in accordance with generally accepted accounting principles to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Significant judgment and estimates are used in determining our income tax assets and liabilities as well as our income tax provision. The interim tax provision is dependent on the forecast of consolidated current year earnings, tax credits and other permanent items, the most significant of which are meals and entertainment, the deduction for qualified production activities, permanent effects of FAS 123R and tax free interest income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will be sufficient to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made. Additionally, although we believe that our estimates are reasonable, no assurance can be given that our final tax outcome will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made. Historically, we have not seen a significant amount of deviation between our estimates and actual rates and we do not anticipate that this will change in the future.

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

The value of restricted stock units is based on the intrinsic value of the award at the date of grant.

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

Total Revenues (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Total revenues	$148,726	$127,943	16%

The principal factors driving revenue growth in the three month period ended December 30, 2006 were increases in maintenance and product revenues as well as the addition of subscription revenues, which we began receiving as a result of the Unicru acquisition in August of 2006. Maintenance revenues increased $5.9 million, or 13%, product revenues increased $4.2 million, or 9%, and professional services revenues were consistent with the same period in the prior year. Subscription revenues during the quarter were $10.6 million. The growth was attributable to revenues from our core business as well as growth in revenues from acquired businesses.

We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year.

	Three Months Ended
	December 30, 2006	December 31, 2005
Revenues from acquired businesses*	$13,143	$6,677
Percentage of total revenues	9%	5%

*	Revenues from acquired businesses are revenues generated from customers that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Product revenues	$52,187	$47,987	9%
Product revenues as a percent of total revenues	35%	38%	—

The increase in product revenues in the three month period ended December 30, 2006 was due to an increase in software revenues of $3.7 million, or 13%, and an increase in hardware revenues of $0.5 million, or 2%. The increase in software revenues was primarily due to an increase in demand for our Workforce Central suite and related software modules. Revenues from acquired businesses also contributed to the increase. The increased demand in the first quarter of fiscal 2007 was primarily the result of continued innovation of our existing products and, to a lesser extent, the introduction of new products and upgrade activity.

	Three Months Ended
	December 30, 2006	December 31, 2005
Product revenues from acquired businesses	$845	$647
Percentage of product revenues	2%	1%

Maintenance Revenues (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Maintenance revenues	$52,148	$46,246	13%
Maintenance revenues as a percent of total revenues	35%	36%	—

The increase in maintenance revenues in the three month period ended December 30, 2006 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods and an increase in the value of maintenance contracts. This growth was offset in part by a decline in revenues from acquired businesses. The increase in the value of the maintenance contracts was attributable to sales of capacity upgrade licenses and add-on modules to existing customers as well as contractual cost of living-related increases upon renewal of existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price.

	Three Months Ended
	December 30, 2006	December 31, 2005
Maintenance revenues from acquired businesses	$398	$3,804
Percentage of maintenance revenues	1%	8%

Professional Services Revenues (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Professional services revenues	$33,802	$33,710	—
Professional services revenues as a percent of total revenues	23%	26%	—

Professional services revenues in the three month period ended December 30, 2006 were comparable to the same period ended December 31, 2005. The relatively flat performance in professional services revenues is primarily due to a reduction in utilization rates during the three month period ended December 30, 2006 as compared to the prior year. This reduction was offset by revenues from acquisitions in the three months ended December 30, 2006. Historically, we have experienced lower utilization rates in our first fiscal quarter than in other quarters during the fiscal year.

	Three Months Ended
	December 30, 2006	December 31, 2005
Professional services revenues from acquired businesses	$1,200	$2,226
Percentage of professional services revenues	4%	7%

Subscription Revenues (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Subscription revenues	$10,589	$—	N/A
Subscription revenues as a percent of total revenues	7%	—%	—

Subscription revenues are primarily generated by our Talent Management division, which was added with the acquisition of Unicru, Inc. on August 1, 2006. Our Talent Management customer arrangements provide our customers with the right to access our hosted talent management software applications.

	Three Months Ended
	December 30, 2006	December 31, 2005
Subscription revenues from acquired businesses	$10,523	$—
Percentage of subscription revenues	99%	—%

Gross Profit. Gross profit is the result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs and acquired technology, as well as the cost of royalties paid to third-parties for certain products and stock-based compensation. Service (maintenance, professional services and subscription) cost of sales primarily consists of salaries, facilities and related expenses for service personnel as well as the cost of maintenance contracts paid to third-parties for certain products and amortization of acquired technology related to our subscription offerings and stock-based compensation. As the costs incurred related to the development of our products cannot be segregated between development for existing customers and new customers, the cost of developing unspecified product upgrades, which are received by our customers who maintain a current maintenance program, are included in net operating expenses as engineering, research and development costs.

	Three Months Ended		% Change
	December 30, 2006	December 31, 2005
Gross Profit/Gross Margin (dollars in thousands):
Product gross profit	$40,260	$37,401	8%

Stock-based compensation expense included in the calculation of product gross profit	$95	$82	16%

Maintenance gross profit	$39,220	$32,225	22%

Stock-based compensation expense included in the calculation of maintenance gross profit	$595	$474	26%

Professional services gross profit	$2,939	$3,786	(22%)

Stock-based compensation expense included in the calculation of professional services gross profit	$385	$345	12%

Subscription gross profit	$4,728	—	N/A

Stock-based compensation expense included in the calculation of subscription gross profit	$7	—	N/A

Total service gross profit	$46,887	$36,011	30%

Stock-based compensation expense included in the calculation of service gross profit	$987	$819	21%

Total gross profit	$87,147	$73,412	19%

Stock-based compensation expense included in the calculation of total gross profit	$1,082	$901	20%
Product gross margin	77%	78%	—
Maintenance gross margin	75%	70%	—
Professional services gross margin	9%	11%	—
Subscription gross margin	45%	—	—
Service gross margin	49%	45%	—
Total gross margin	59%	57%	—

N/A = Not applicable

Total gross margin increased in the three month period ended December 30, 2006 to 59% from 57% in the comparable period in the prior year. Service gross margins increased during that period due to higher maintenance gross margins, offset in part by lower professional services margins. Product gross margins decreased slightly during this period as compared to the same period in the prior year. Factors driving the changes in gross margin are described in further detail below. We currently anticipate that gross margin will increase during the remainder of fiscal 2007, primarily due to an increase in product gross margin as well as an increase in overall services gross margin.

Product gross margin, which consists of hardware and software revenue and costs, decreased slightly in the three month period ended December 30, 2006 as compared to the comparable period in the prior year. Although product gross margin decreased during this period due to higher amortization of capitalized software and intangible assets recorded in product cost of sales, this decline was partially offset during the period by a lower proportion of hardware revenue, which typically generates a lower gross margin than software. We currently anticipate that product margins will increase during the remainder of fiscal 2007.

Maintenance gross margin in the three months ended December 30, 2006 increased as compared to maintenance gross margin in the same period in the prior year primarily due to decreased costs associated with the elimination of various non-revenue generating positions, which were partially allocated to maintenance cost of sales in the prior year period.

Professional services gross margin decreased in the three month period ended December 30, 2006 as compared to the same period in the prior year, primarily due to lower utilization rates during the three months ended December 30, 2006 as compared to the same period in the prior year. Historically, we have experienced lower utilization rates in our first fiscal quarter than in other quarters during the fiscal year. Partially offsetting the impact of these lower rates are decreased costs associated with the elimination of various non-revenue generating positions, which were also partially allocated to professional services cost of sales in the three months ended December 31, 2005.

We currently anticipate that overall services gross margin will improve during the remainder of fiscal 2007, primarily due to an increase in our utilization rates.

Operating Expenses. Operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Operating Expenses (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Operating expenses	$78,517	$63,796	23%
Stock-based compensation included in operating expenses	$3,494	$3,013	16%
Operating expenses as a % of total revenues	53%	50%	—

The increase in operating expenses for the three month period ended December 30, 2006 was principally attributable to investments in personnel and related compensation, overhead and support costs in response to increased customer demand and to support the development of new products and markets. These costs include expenses from acquired companies as well as our strategic growth initiatives to expand our talent management offerings and to create a stronger global presence and are related to the hiring of additional personnel, annual salary increases, commission costs, overhead and support costs that total approximately $13.6 million. Also contributing to the increase was amortization of identifiable intangibles, which totaled approximately $1.2 million, as well as interest expense on the revolving credit line that was used to finance a portion of our acquisition of Unicru of approximately $1.2 million. These increases were offset by a decrease in bad debt provisions resulting from our periodic calculation of our bad debt reserve requirements totaling approximately $0.8 million. The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, including stock-based compensation, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Sales and marketing expenses	$44,924	$38,772	16%
Stock-based compensation included in sales and marketing expenses	$1,499	$1,256	19%
Sales and marketing expenses as a % of total revenues	30%	30%	—

The increase in sales and marketing expense for the three month period ended December 30, 2006 was primarily attributable to investments in personnel and related compensation, overhead and support costs in response to increased customer demand and to support the development of new products and markets, including our strategic growth initiatives to expand our talent management offerings and create a stronger global presence. These costs include the hiring of additional personnel, annual salary increases, commission costs, overhead and support costs and total approximately $5.9 million.

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, including stock-based compensation, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Total engineering, research and development spending	$21,647	$16,290	33%
Capitalized software development costs	(3,723)	(3,277)	14%

Engineering, research and development expenses	$17,924	$13,013	38%

Stock-based compensation included in engineering, research and development expenses	$717	$783	(8%)
Engineering, research and development expenses as a % of total revenues	12%	10%	—

The increase in engineering, research and development spending for the three month period ended December 30, 2006 as compared to the comparable period in the prior year was primarily attributable to our continued investment in engineering personnel and their compensation, overhead and support costs, which include the addition of engineering personnel from acquisitions in fiscal 2006, including our strategic growth initiative to expand our talent management offerings with the acquisition of Unicru, Inc, in August of 2006. These costs include the hiring of additional personnel, annual salary increases, overhead and support costs and total approximately $5.0 million. This increase in spending was the result of the continued development and support of new products, as well as costs associated with the globalization of these and our other products. The significant project development efforts in the first quarter of fiscal 2007 were principally related to further development and enhancement of the Workforce Central™ suite, including Workforce HR™, Workforce Payroll™ software, Workforce Scheduler™ and Workforce Scheduler™ with Optimization, Workforce Acquisition™, Workforce Analytics™, Workforce Timekeeper™, Workforce Attendance™, Workforce Analytics™, Altitude®, Total Care, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and other overhead-related expenses, including stock-based compensation, for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
General and administrative expenses	$13,959	$11,977	17%
Stock-based compensation included in general and administrative expenses	$1,278	$974	31%
General and administrative expenses as a % of total revenues	9%	9%	—

The increase in general and administrative expenses in the three month period ended December 30, 2006 was primarily due to investments in personnel and related compensation, overhead and support costs in response to increased customer demand and to support the development of new products and markets, including our strategic growth initiatives to expand our talent management offerings and to create a stronger global presence. These costs, including the hiring of additional personnel, annual salary increases, overhead and support costs, total approximately $2.7 million and were offset in part by a decrease in bad debt provisions, which totaled approximately $0.8 million, resulting from our periodic calculation of our bad debt reserve requirements. The decrease in reserve requirements is in response to a strengthening of our overall accounts receivable aging.

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

Other income, net is principally interest income earned from cash as well as investments in marketable securities and financing arrangements, offset by interest expense on borrowings (dollars in thousands).

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Amortization of intangible assets	$2,773	$1,542	80%
Amortization of intangible assets as a % of total revenues	2%	1%	—
Other income, net	$1,063	$1,508	(30%)
Other income, net as a % of total revenues	1%	1%	—

The increase in amortization of intangible assets in the three month period ended December 30, 2006, as compared to the same period in the prior year, is principally attributed to amortization charges related to acquisitions completed since last year, including the acquisition of Unicru, Inc. in August of 2006.

The decrease in other income, net in the three month period ended December 30, 2006 as compared to the same period in the prior year, is principally attributed to approximately $1.2 million in interest expense related to the revolving credit facility used to finance a portion of the Unicru acquisition. This expense was offset by foreign exchange gains, primarily related to intercompany balances with our foreign subsidiaries, US dollar-denominated cash balances and accounts receivable held by our foreign subsidiaries, totaling approximately $0.8 million.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 34% for the three month period ended December 30, 2006 as compared to 35.3% for the comparable period in the prior year. The provision for income taxes for the three month period ended December 30, 2006 was favorably impacted by certain research and development tax credits in the U.S. and Canada. We currently anticipate that the income tax rate will range approximately between 33.5% – 34% for the remainder of the fiscal year.

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

On July 11, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts regarding a three-year, $100 million revolving credit facility. On August 1, 2006 we completed the acquisition of Unicru, Inc. for $149.2 million in cash. We drew down $97.9 million from the line of credit in order to complete this transaction; approximately $17.0 million was repaid during fiscal 2006 and $26.1 was repaid during the first quarter of fiscal 2007.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of		Percent Change
	December 30, 2006	September 30, 2006
Cash, cash equivalents and marketable securities (including short and long-term)	$95,374	$116,642	(18%)
Working capital	$1,659	$24,470	(93%)

The decrease in cash, cash equivalents and marketable securities was due primarily to payments on our revolving note, repurchases of common stock, cash paid for acquired businesses, the purchase of property, plant and equipment and capitalized software development costs. These investments were partially offset by cash generated from operations and cash proceeds from stock option exercises. These same factors also contributed to the decrease in working capital during the period.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Cash provided by operations	$30,173	$23,032	31%
Cash used for property, plant and equipment	($6,869)	($3,862)	78%
Cash used for acquisitions of businesses	($7,948)	($1,963)	305%
Decrease/(increase) in marketable securities	$18,078	($4,133)	(537%)

Net proceeds from exercise of stock options and employee stock purchase plans	$2,395	$5,232	(54%)
Repurchases of common stock	($10,000)	($6,378)	57%
Repayments of debt	($26,124)	—	N/A

The increase in cash provided by operations in the three month period ended December 30, 2006 was primarily due to an increase in net income before non-cash stock-based compensation and amortization of intangible assets, an increase in collections of accounts receivable, lower decreases in deferred professional services revenues as we near completion of our transition to billing our customers in arrears for professional services as the services are delivered as well as accounts payable, accrued compensation and other liabilities, and an increase in deferred product revenues. These factors are partially offset by a decrease in the rate of growth of deferred maintenance revenues and a decrease in taxes payable.

Our use of cash for property, plant and equipment in the three month period ended December 30, 2006 includes investments in information systems and infrastructure to improve and support our expanding operations. To date, we have invested approximately $31.6 million related to the replacement of information technologies, of which $24.9 million has been capitalized, with the remainder expensed through operations. Our use of cash for the acquisition of businesses in the three month period ended December 30, 2006 was principally related to the acquisition of Time Controls on November 8, 2006. Our use of cash for the acquisition of businesses in the three month period ended December 30, 2005 was principally related to the acquisition of Compu-Cash Systems on December 19, 2005. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We continue to assess potential acquisition opportunities. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are used to pay down the line of credit.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005	Percent Change
Shares of common stock repurchased	283,017	141,750	100%
Cost of shares of common stock repurchased	$10,000	$6,379	57%

The common stock repurchased under our stock repurchase program is used to partially cover the shares required for our employee stock award plans and employee stock purchase plan.

We lease certain office space, manufacturing facilities and equipment under long-term operating lease agreements. In addition, certain acquisition agreements contain provisions that require us to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Future minimum rental commitments under operating leases, and future payment obligations related to guaranteed payments and our revolving line of credit are as follows:

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Notes payable, long-term (1)	$54,696	$—	$54,696	$—	$—
Operating lease obligations (2)	50,913	12,264	18,926	13,869	5,854
Guaranteed payment obligations (3)	3,969	3,484	485	—	—

Total	$109,578	$15,748	$74,107	$13,869	$5,854

(1)	3-year revolving credit facility.

(2)	Represents leases of facilities and equipment.

(3)	Provisions for payments based on profitability of an acquired business unit or specified minimum revenue requirements.

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions, if any, borrowings and any additional stock repurchases for the foreseeable future.

We do not have any off-balance sheet arrangements as of December 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and borrowings as well as foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2006 for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at December 30, 2006, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material to date. For foreign currency exposures existing at December 30, 2006, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Additionally, a 10% unfavorable movement in the LIBOR rate, on which interest on our borrowings is based, would not expose us to material losses in earnings or cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and our Chief Financial Officer concluded that, as of December 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedi ngs

From time to time, the Company is involved in legal proceedings arising in the normal course of business. None of the legal proceedings in which the Company is currently involved is considered material by the Company.

Item 1A.	Risk Fact ors

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

Actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time because of a number of factors, including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels and on key vendors, as further described below. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2006.

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

Integration of Acquired Businesses. As part of our overall growth strategy, we have acquired from time to time resellers of our products and, in certain instances,

complementary business lines. Going forward, we anticipate continuing this growth strategy, particularly related to strategic acquisitions of complementary business lines and technologies. This could potentially include material transactions, including some outside of the U.S., which are more complex and may present greater challenges in achieving the intended strategic and financial goals. Even if we are successful in identifying and acquiring businesses strategic to us, these acquisition activities involve a number of risks, including:

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

Competition. The human capital management market, which includes time and labor, scheduling, talent management, human resources, payroll, absence management, labor activity tracking, data collection, self-service and workforce analytics solutions are highly competitive. Technological changes such as those allowing for increased use of the Internet have resulted in new entrants into the market. Increased competition could adversely affect our operating results through price reductions or loss of market share. With our efforts to expand our workforce management offering through the introduction of our human resources and payroll product suite and the expansion of our scheduling product offerings, as well as our expansion into the talent management market, we will continue to face strong competition. Many of these competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their human resources and payroll products. Many of our human resources and payroll competitors have significantly greater financial, technical and sales and marketing resources than us, as well as more experience in delivering human resources and payroll solutions. Although we believe our organization has core competencies that position us strongly in the marketplace, maintaining our technological and other advantages over competitors will require continued investment in research and development as well as marketing and sales programs. There can be no assurance that we will have sufficient resources to make such investments or be able to achieve the technological advances necessary to maintain our competitive advantages. There can be no assurance that we will be able to compete successfully in the human resources and payroll as well as talent management markets, and our failure to do so could have a material adverse impact on our business, prospects, financial condition and operating results.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In the first three months of fiscal 2007, approximately 8% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Stock Option Accounting Rules May Have a Significant Adverse Affect on our Operating Results. We have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. In December 2004, the FASB issued FAS 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. We adopted FAS 123R on October 1, 2005, the beginning of our 2006 fiscal year. The actual impact on future periods will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. The implementation of FAS 123R has had no adverse effect on our balance sheet or total cash flows, but it does impact cash flows from operations, cash flows from financing activities, cost of sales, gross profit, operating expenses, net income and earnings per share. Estimates of and assumptions about forfeiture rates, volatility and interest rates are used to calculate stock-based compensation; a significant change in these estimates could materially affect our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed s

In the following table, we provide information about our purchases during the quarter ended December 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
10/01/06 - 11/01/06	144,884	$35.12	144,884	82,710
11/02/06 - 12/02/06	73,234	35.28	73,234	1,259,476
12/03/06 - 12/30/06	64,899	35.86	64,899	1,194,577
Total:	283,017	$35.33	283,017	1,194,577

(1)	We repurchased an aggregate of 283,017 shares of our common stock pursuant to the repurchase programs that were publicly announced on February 16, 2006 and November 16, 2006, which we refer to as the “Repurchase Programs”.

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 2,000,000 shares of our common stock pursuant to the Repurchase Programs. All shares authorized for repurchase under the Repurchase Program announced on February 16, 2006 have been repurchased. Unless terminated earlier by resolution of our board of directors, the Repurchase Program announced on November 16, 2006 will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 3.	Defaults Upon Senior Securitie s

None

Item 4.	Submission of Matters to a Vote of Security Holder s

None

Item 5.	Other Informatio n

None

Item 6.	Exhibit s

10.1	Form of Restricted Stock Unit Agreement entered into by and between Kronos Incorporated and certain of its executive officers, together with a schedule of such officers.

10.2*	Kronos Incorporated Management Incentive Compensation Plan for Fiscal Year 2007.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRONOS INCORPORATED

Date: February 8, 2007	By:	/s/ Mark V. Julien
Mark V. Julien
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

KRONOS INCORPORATED

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement entered into by and between Kronos Incorporated and certain of its executive officers, together with a schedule of such officers.

10.2*	Kronos Incorporated Management Incentive Compensation Plan for Fiscal Year 2007.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.