Form 10-K/A
period 2006-09-30
KRONOS INC
filed 2007-04-02
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (978) 250-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	The NASDAQ Global Select Market

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K originally filed with the United States Securities and Exchange Commission (the “Commission”) on December 13, 2006 (the “Annual Report on Form 10-K”) is being filed for the purpose of amending and restating the exhibit index contained in Item 15 of the Annual Report on Form 10-K to correct the numbering of the exhibits, to omit from the exhibit index exhibits that are no longer required to be included therein, and to include in the exhibit index exhibits not previously filed by the Registrant with the Commission. The Annual Report on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A, is referred to herein as “Annual Report on Form 10-K/A.”

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K on December 13, 2006, or modify or update the disclosures presented in the Annual Report on Form 10-K, except to reflect the revisions as described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following are filed as a part of this Annual Report on Form 10-K/A:

1. Financial Statements

The financial statements listed in Item 15(a)(1) in the Annual Report on Form 10-K, originally filed with the Commission on December 13, 2006, are incorporated herein by reference.

2. Financial Statement Schedules

Information required by Schedule II is shown in the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K, originally filed with the Commission on December 13, 2006, and incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Exhibits

The Exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed on the Exhibit Index following the signature page to this Amendment No. 1 on Form 10-K/A and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.

KRONOS INCORPORATED

By	/S/ PAUL A. LACY
Paul A. Lacy President and Principal Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1(8)	Agreement and Plan of Merger, dated as of July 12, 2006 by and among the Registrant, Blade Acquisition Corp., Unicru, Inc. and Brian Ascher, as Securityholder Representative.

3.1	Restated Articles of Organization of the Registrant, as amended. Filed herewith.

3.2(10)	Amended and Restated By-laws of the Registrant, as further amended.

4.1(2)	Specimen Stock Certificate.

10.1(7)*	Kronos Incorporated 2002 Stock Incentive Plan, as amended and restated.

10.2*	Kronos Incorporated 2003 Employee Stock Purchase Plan as amended. Filed herewith.

10.3(1)	Lease dated August 8, 1995, between Principal Mutual Life Insurance Company and the Registrant, relating to premises leased in Chelmsford, MA.

10.4(6)#	Software License, Hardware Purchase and Support Agreement dated July 24, 2003 between ADP, Inc. and the Registrant, superseding the Restated Software License & Support & Hardware Purchase Agreement dated September 25, 2000.

10.5(2)	Form of Indemnity Agreement entered into among the Registrant and Directors of the Registrant.

10.6(6)*	Form of Senior Executive Retention Agreement with accompanying schedule.

10.7(3)#	Best Software Inc./Kronos Incorporated Agreement, dated as of March 15, 2002 by and between the Registrant and Best Software, Inc.

10.8(4)#	Amendment, dated as of July 1, 2004, between the Registrant and ADP, Inc. to the Software License, Hardware Purchase and Support Agreement, dated as of July 24, 2003.

10.9(4)*	Form of Nonstatutory Stock Option Agreement entered into with officers, directors, employees, consultants and advisors in connection with stock option grants under the Registrant’s 2002 Stock Incentive Plan.

10.10(5)	Acquisition Agreement, dated October 5, 2004 by and between the Registrant, Kronos Acquisition Inc., a Canadian corporation and wholly-owned subsidiary of the Registrant, and Ad Opt Technologies Inc.

10.11*	Summary of Fiscal Year 2007 Management Incentive Plan. Filed herewith.

10.12*†	Summary of Compensation Arrangements with Directors.

10.13(7)*	Form of Restricted Stock Unit Agreement, Granted under the Registrant’s 2002 Stock Incentive Plan.

10.14(8)	Revolving Credit Agreement and Revolving Credit Note by and among the Registrant and Citizens Bank of Massachusetts dated July 11, 2006.

10.15(9)	Holdback Funds Agreement, dated as of July 31, 2006 by and among the Registrant, Brian Ascher and U.S. Bank National Association.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

31.2†	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

31.3	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Amendment No. 1 on Form 10-K/A). Filed herewith.

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (regarding Amendment No. 1 on Form 10-K/A). Filed herewith.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 000-20109).
(2)	Incorporated by reference to the same exhibit number in the Registrant’s Registration Statement on Form S-1 (File No. 33-47383).
(3)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (File No. 000-20109).
(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (File No. 000-20109).
(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 12, 2004 (File No. 000-20109).
(6)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-20109).
(7)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 000-20109).
(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 17, 2006 (File No. 000-20109).
(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 7, 2006 (File No. 000-20109).
(10)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-20109).

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Amendment No. 1 on Form 10-K/A.
#	Confidential treatment was requested for certain portions of this agreement.
†	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as filed with the Commission on December 13, 2006.