Form 10-Q
period 2007-03-31
KRONOS INC
filed 2007-05-07
CIK 886903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 32,306,399 shares of the registrant’s common stock, $.01 par value, were outstanding.

KRONOS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

UNAUDITED

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net revenues:
Product	$57,371	$59,038	$109,558	$107,025
Maintenance	55,156	47,233	107,304	93,479
Professional services	37,546	37,252	71,348	70,962
Subscription	11,200	—	21,789	—

	161,273	143,523	309,999	271,466
Cost of sales:
Costs of product	12,399	14,883	24,326	25,469
Costs of maintenance	13,468	14,745	26,396	28,766
Costs of professional services	31,856	30,586	62,719	60,510
Costs of subscription	5,836	—	11,697	—

	63,559	60,214	125,138	114,745

Gross profit	97,714	83,309	184,861	156,721
Operating expenses and other income:
Sales and marketing	47,183	42,395	92,107	81,167
Engineering, research and development	18,130	13,910	36,054	26,923
General and administrative	14,882	12,105	28,841	24,082
Amortization of intangible assets	2,783	1,665	5,556	3,207
Transaction costs	2,297	—	2,297	—
Other income, net	(757)	(1,857)	(1,820)	(3,365)

	84,518	68,218	163,035	132,014

Income before income taxes	13,196	15,091	21,826	24,707
Provision for income taxes	4,253	5,237	7,188	8,629

Net income	$8,943	$9,854	$14,638	$16,078

Net income per common share:
Basic	$0.28	$0.31	$0.46	$0.50

Diluted	$0.28	$0.31	$0.46	$0.50

Weighted-average common shares outstanding:
Basic	31,839,985	31,919,542	31,796,844	31,854,544

Diluted	32,183,822	32,251,370	32,073,227	32,261,262

Stock-based compensation expense included in the above captions:
Costs of product	$92	$97	$187	$179
Costs of maintenance	602	540	1,197	1,014
Costs of professional services	337	426	722	771
Costs of subscription	8	—	15	—
Sales and marketing	1,375	1,400	2,874	2,656
Engineering, research and development	695	887	1,412	1,670
General and administrative	1,331	1,175	2,609	2,149

Amortization of intangible assets included in the above captions:
Costs of product	$313	$201	$643	$400
Costs of subscription	1,091	—	2,182	—
Amortization of intangible assets	2,783	1,665	5,556	3,207

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

UNAUDITED

	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$40,755	$40,680
Marketable securities	50,085	62,770
Accounts receivable, less allowances of $9,070 at March 31, 2007 and $9,248 at September 30, 2006	111,266	123,537
Deferred income taxes	8,597	8,871
Other current assets	29,050	28,962

Total current assets	239,753	264,820
Marketable securities	2,036	13,192
Property, plant and equipment, net	69,804	69,867
Customer related intangible assets	70,967	72,853
Other intangible assets	41,476	43,568
Goodwill	248,575	241,654
Capitalized software, net	23,654	22,946
Other assets	18,519	18,852

Total assets	$714,784	$747,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,427	$11,025
Accrued compensation	48,350	48,768
Accrued expenses and other current liabilities	19,449	31,983
Deferred product revenues	2,795	2,950
Deferred professional service revenues	20,281	21,139
Deferred maintenance revenues	127,098	124,485

Total current liabilities	232,400	240,350
Deferred service revenues	8,888	7,990
Deferred income taxes	22,459	22,605
Notes payable, long-term	25,217	80,820
Other liabilities	7,906	7,855

Shareholders’ equity:
Preferred Stock, par value $1.00 per share: authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.01 per share: authorized 50,000,000 shares, 32,210,652 and 31,846,620 shares issued at March 31, 2007 and September 30, 2006, respectively	322	318
Additional paid-in capital	81,287	65,473
Retained earnings	334,072	319,434
Accumulated other comprehensive income:
Foreign currency translation	2,276	3,086
Net unrealized (loss) on available-for-sale investments	(43)	(179)

	2,233	2,907
Total shareholders’ equity	417,914	388,132

Total liabilities and shareholders’ equity	$714,784	$747,752

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

UNAUDITED

	Six Months Ended
	March 31, 2007	April 1, 2006
Operating activities:
Net income	$14,638	$16,078
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation	10,594	8,001
Amortization of intangible assets	8,383	3,605
Amortization of capitalized software	7,500	7,132
Stock-based compensation	9,016	8,439
Provision for deferred income taxes	439	(534)
Changes in certain operating assets and liabilities:
Accounts receivable, net	13,771	8,736
Deferred product revenues	(126)	(1,470)
Deferred professional service revenues	(354)	(11,832)
Deferred maintenance revenues	1,835	11,976
Accounts payable, accrued compensation and other liabilities	100	(3,100)
Taxes payable	(14,809)	(783)
Tax benefit from exercise of stock options	4,634	5,267
Excess tax benefit from exercise of stock options	(3,332)	(5,267)
Other	145	(1,959)

Net cash and equivalents provided by operating activities	52,434	44,289
Investing activities:
Purchase of property, plant and equipment	(10,690)	(9,911)
Capitalized internal software development costs	(7,835)	(6,901)
Decrease (increase) in marketable securities	23,841	(3,235)
Acquisitions of businesses and software, net of cash acquired	(8,296)	(8,592)

Net cash and equivalents used in investing activities	(2,980)	(28,639)
Financing activities:
Net proceeds from exercise of stock options and employee purchase plans	15,172	13,120
Excess tax benefit from exercise of stock options	3,332	5,267
Repurchase of common stock	(12,548)	(14,112)
Payments on revolving note payable	(55,603)	—

Net cash and equivalents (used in) provided by financing activities	(49,647)	4,275
Effect of exchange rate changes on cash and equivalents	268	(439)

Increase in cash and equivalents	75	19,486
Cash and equivalents at the beginning of the period	40,680	43,492

Cash and equivalents at the end of the period	$40,755	$62,978

See accompanying notes to condensed consolidated financial statements.

KRONOS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—General

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and adjustments that management of Kronos Incorporated (the “Company” or “Kronos”) considers necessary for a fair presentation of the Company’s financial position and results of operations as of and for the interim periods presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended September 30, 2006. The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results for a full fiscal year.

NOTE B—Fiscal Quarters

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

Prior to adopting FAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). The Company has applied the modified prospective method in adopting FAS 123R and, accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the three and six months ended March 31, 2007 and April 1, 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

On March 31, 2007, the Company had two share-based compensation plans, which are described below (together, the “Plans”). The compensation cost that has been charged against income for the Plans during the three months ended March 31, 2007 and April 1, 2006 was approximately $4.4 million and $4.5 million, respectively. The compensation cost that has been charged against income for the Plans during the six months ended March 31, 2007 and April 1, 2006 was approximately $9.0 million and $8.4 million, respectively. During the three and six months ended March 31, 2007, the Company also capitalized approximately $0.2 million and $0.4 million, respectively, of these costs relating to its software development activities; none of these costs were capitalized during the three or six months ended April 1, 2006. As required by FAS 123R, the Company has made an estimate of expected forfeitures and is recognizing compensation cost only for those stock-based compensation awards expected to vest. The total income tax benefit recognized in the income statement for the three and six month periods ended March 31, 2007 for share-based payments was approximately $1.5 million and $3.0 million, respectively. The total income tax benefit recognized in the income statement for the three and six month periods ended April 1, 2006 for share-based payments was approximately $1.4 million and $2.6 million, respectively.

Stock Award Plan: In February 2007, the Company’s stockholders approved an amendment to the 2002 Stock Incentive Plan (“Award Plan”), to allow the granting of restricted stock unit awards to non-employee directors. In March 2007, the Board of Directors (the “Board”) approved subsequent amendments to the Award Plan to address some immaterial administrative issues related to the plan. The Award Plan was previously adopted in February 2002, amended in February 2004 and February 2005, and amended and restated in February 2006. The Award Plan, which includes a share counting formula, enables the Compensation Committee of the Board to issue up to 9,000,000 shares of common stock in various forms of equity awards as defined by the Award Plan, including stock options, restricted stock and restricted stock units, as and when they deem appropriate. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant. Options granted under the Award Plan during the fiscal years of 2007, 2006, 2005, 2004, 2003 and 2002 are exercisable in four equal annual installments beginning one year from the date of grant and have a contractual life of four years and six months. Restricted stock units granted under the Award Plan during the six months ended March 31, 2007 vest in four equal annual installments beginning one year from the date of grant.

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

	Six Month Period Ended
	March 31, 2007	April 1, 2006
Expected Volatility	41.8%	41.8%
Expected Term (in years)	3.42 years	3.42 years
Risk-Free Interest Rate	4.90%	4.39%
Dividend Yield	0.0%	0.0%

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be zero.

A summary of option activity under the Award Plan as of March 31, 2007, and changes during the six months then ended is presented below (excludes restricted stock unit activity):

Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2006	3,429	$39.98
Granted	17	34.80
Exercised	(585)	20.04
Canceled	(142)	44.90

Outstanding at March 31, 2007	2,719	$43.98	2.2 years	$13,421

Exercisable at March 31, 2007	1,374	$42.52	1.8 years	$8,783

The value of the restricted stock units is based on the intrinsic value of the award at the date of grant, and the resulting compensation charges are then recognized ratably over the vesting period of the awards.

Restricted stock unit awards were granted to our non-employee directors in February 2007. Vesting of the restricted stock units granted to the non-employee directors vest in four equal annual installments beginning on the first anniversary of the date of grant. Restricted stock unit awards were granted to our executive officers in November 2006. Vesting of the restricted stock units granted to the executive officers is subject to a performance goal being met by Kronos for fiscal 2007. If the performance goal is met, the restricted stock units will vest in four equal annual installments beginning on November 16, 2007. If the performance goal is not met, the restricted stock units will not vest and the grant will be cancelled. Restricted stock unit awards granted to employees, other than to executive officers, in fiscal 2006 and 2007 are not subject to a performance goal and vest in four equal annual installments beginning on the first anniversary of the date of grant. All of our awards include a service condition in order for vesting to occur.

Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding unless they become vested. We expense the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

A summary of restricted stock unit activity under the Award Plan as of March 31, 2007, and the changes during the six months then ended is presented below:

Restricted Stock Units	Number of Shares (000s)	Weighted- Average Grant Date Fair Value
Non-vested at September 30, 2006	66	$48.22
Granted	482	$34.79
Exercised	(17)	$48.22
Canceled	(18)	$36.11

Non-vested at March 31, 2007	513	$36.05

The restricted stock units were granted with an exercise price of $0.01, and vest equally on an annual basis over a four year period. The market price of the Company’s common stock on the date of restricted stock unit grants during the six months ended March 31, 2007 ranged from $33.90 to $39.52.

The weighted-average grant-date fair value of the options granted during the six months ended March 31, 2007 and April 1, 2006, estimated using a Black-Scholes based option pricing model, was $17.10. The total intrinsic value of options exercised was approximately $9.6 million and $12.1 million for the three and six months ended March 31, 2007 and $6.7 million and $14.5 million for the three and six months ended April 1, 2006, respectively.

As a result of Kronos’ definitive agreement to be acquired by Hellman & Friedman Capital Partners VI, L.P., all outstanding stock options to purchase Kronos common stock and all restricted stock units will become vested in full or all restrictions will lapse, as applicable, prior to the effective time of the transaction. Please see Note J, “Recent Developments”, for further information.

Stock Purchase Plan: In February 2007, the stockholders approved an amendment to the 2003 Employee Stock Purchase Plan (“Purchase Plan”) to increase the number of shares available for issuance under the Purchase Plan from 1,250,000 to 2,250,000 shares. In July 2005, the Company’s Board of Directors voted to amend the Purchase Plan, which was previously approved for adoption by the stockholders in February 2003. The amendment eliminated the look-back feature previously contained in the Purchase Plan. Under the Purchase Plan, eligible employees have been able to authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six month period) to purchase shares at 85% of the fair market value of the Company’s common stock at the end of the six-month option period. As required by FAS 123R, the 15% discount has been charged to income as stock-based employee compensation expense.

The expected term used to value the shares issued under the Purchase Plan is assumed to be zero as there is no look-back feature contained in the Purchase Plan.

As a result of Kronos’ definitive agreement to be acquired as previously discussed, the Company suspended the Employee Stock Purchase Plan retroactive to the beginning of the current purchase period, which began on February 15th, 2007, and will refund all outstanding contributions to employees (see Note J for further information).

Cash received from option exercises and stock purchases under the Plans for the three and six month periods ended March 31, 2007 was $12.8 million and $15.2 million, respectively. For the three and six months ended April 1, 2006 the total cash received from option exercises and stock purchases was $7.9 million and $13.1 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $3.5 million and $4.6 million for the three and six month periods ended March 31, 2007, respectively. For the three and six months ended April 1, 2006, the tax benefit realized for the tax deductions from option exercises was $2.6 million and $5.3 million, respectively.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises. The Company repurchased 71,714 and 354,731 shares of its common stock during the three and six months ended March 31, 2007, and does not anticipate repurchasing any additional shares.

NOTE D—Other Current Assets

Other current assets consists of the following (in thousands):

	March 31, 2007	September 30, 2006
Inventory	$7,113	$8,254
Prepaid expenses	21,937	20,708

Total	$29,050	$28,962

NOTE E—Intangible Assets

Acquired intangible assets subject to amortization are presented in the following table (dollars in thousands). Due to the relative size and timing of recent acquisitions, the Company has not finalized the allocation of the purchase price on certain acquisitions and the amounts shown below for intangible assets and goodwill are estimates.

	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of March 31, 2007:
Intangible assets:
Customer related	9.4	$95,278	$24,311	$70,967
Maintenance relationships	11.7	10,901	3,952	6,949
Non-compete agreements	3.7	6,648	5,589	1,059
Technology	7.4	38,742	5,274	33,468

Total intangible assets		$151,569	$39,126	$112,443

As of September 30, 2006:
Intangible assets:
Customer related	9.4	$92,307	$19,454	$72,853
Maintenance relationships	11.9	9,814	3,516	6,298
Non-compete agreements	3.7	6,422	5,147	1,275
Technology	7.4	38,474	2,479	35,995

Total intangible assets		$147,017	$30,596	$116,421

There was no goodwill acquired in the three months ended March 31, 2007; for the three months ended April 1, 2006, the amount of goodwill acquired is $3.6 million. The amount of goodwill acquired during the six months ended March 31, 2007 and April 1, 2006 is $6.9 million and $8.0 million, respectively. The Company has approximately $248.6 million and $241.7 million of goodwill recorded on its balance sheet as of March 31, 2007 and September 30, 2006, respectively.

For the three months ended March 31, 2007 and April 1, 2006, the Company recorded amortization expense for intangible assets of $4.2 million and $1.9 million, respectively. The Company recorded $8.4 million and $3.6 million of amortization expense for intangible assets for the six months ended March 31, 2007 and April 1, 2006, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Estimated Annual Amortization Expense
2007	$16,668
2008	16,512
2009	15,685
2010	14,409
2011	14,015
2012	13,986

NOTE F—Acquisitions

On November 6, 2006, the Company purchased all of the outstanding shares of common stock of Time Controls, Inc. (“Time Controls”), a former dealer in the greater Appalachian region of the U.S. The aggregate consideration paid, which includes approximately $7.8 million of cash paid and $2.8 million of liabilities assumed, was approximately $10.6 million. The amounts allocated to identifiable intangible assets and goodwill were approximately $3.9 million and $6.4 million, respectively. Due to the timing of the acquisition, the Company has not finalized the allocation of the purchase price. The Company currently anticipates that the allocation of the purchase price will be completed by September 30, 2007. The results of Time Controls’ operations, which are not material to the Company’s results of operations, have been included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, and in support of the premium paid for Time Controls, the Company expects to enhance its distribution network for time and labor solutions. The deferred revenue related to the maintenance and professional service revenue streams was recorded at the fair value of the Company’s remaining performance obligation. No pro forma results have been presented for 2006 or 2007 as they are immaterial to the Company’s results.

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

The results of Unicru’s operations have been included in the Company’s consolidated financial statements beginning on the acquisition date, August 1, 2006. The acquisition was funded in part by a three-year revolving credit facility with Citizens Bank of Massachusetts under which the Company entered into a promissory note dated July 11, 2006 in the principal amount of up to $100 million. The Company drew down $97.9 million from the line of credit in connection with the acquisition, and $25.2 million remains outstanding at March 31, 2007.

The Unicru transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$5,331
Accounts receivable	6,768
Prepaids and other current assets	2,841
Deferred tax asset	1,071
Fixed assets	4,789
Other assets	1,761
Identifiable intangible assets	70,195
Goodwill	86,208

Total assets acquired	178,964
Accounts payable and other accrued liabilities	5,274
Deferred subscription revenues	536
Deferred tax liabilities	17,521
Other liabilities	1,226

Total liabilities assumed	24,557

Net assets acquired	$154,407

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

The following table presents the consolidated results of operations for the three months and six months ended April 1, 2006 on an unaudited pro forma basis. It combines Kronos’ statement of operations data with Unicru’s statement of operations data for that period as if the acquisition of Unicru had taken place as of October 1, 2005. The table was prepared on the basis of estimates and assumptions available at the time of this filing that the Company believes are reasonable, and includes purchase price allocations and adjustments for amortization and interest expense that would have been recorded during that period (in thousands, except per share data).

Unaudited	Three Months Ended April 1, 2006	Six Months Ended April 1, 2006
Total revenues	$153,512	$291,208
Net income	$7,615	$11,762
Earnings per share—basic	$0.24	$0.37
Earnings per share—diluted	$0.23	$0.35

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Certain acquisition agreements which were previously entered into contain provisions that require the Company to make a guaranteed payment and/or contingent payments based upon profitability of the business unit or if specified minimum revenue requirements are met. Guaranteed payments are accrued at the time of the acquisition and are included in the purchase price allocation. As of March 31, 2007, the Company has the obligation to pay $3.6 million in guaranteed payments. These payments will be made at various dates in fiscal 2007 and fiscal 2008 and are included in accrued expenses on the balance sheet. Contingent payments due under the terms of the agreements are recognized when earned and are principally recorded as goodwill. However, under certain circumstances, a portion of the contingent payment may be recorded as compensation expense. The provisions for contingent payments expire during fiscal 2007, 2009 and 2011. During the three and six months ended March 31, 2007, there were approximately $0.1 million and $1.0 million of contingent payments earned, respectively, all of which were recorded as goodwill. During the three and six months ended April 1, 2006, there were no contingent payments earned.

NOTE G—Comprehensive Income

For the three and six months ended March 31, 2007 and April 1, 2006, comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Comprehensive income:
Net income	$8,943	$9,854	$14,638	$16,078
Cumulative translation adjustment	153	—	(810)	(103)
Unrealized loss on available-for-sale securities	101	(4)	136	(37)

Total comprehensive income	$9,197	$9,850	$13,964	$15,938

NOTE H—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$8,943	$9,854	$14,638	$16,078

Weighted-average shares	31,839,985	31,919,542	31,796,844	31,854,544
Effect of dilutive securities:
Employee stock options and awards	343,837	331,828	276,383	406,718

Adjusted weighted-average shares and assumed conversions	32,183,822	32,251,370	32,073,227	32,261,262

Basic earnings per share	$0.28	$0.31	$0.46	$0.50

Diluted earnings per share	$0.28	$0.31	$0.46	$0.50

NOTE I—Segment Information

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

(in thousands)	Workforce Management Solutions Segment	Talent Management Solutions Segment	Consolidated
Three months ended:
March 31, 2007
Net revenue to unaffiliated customers	$150,166	$11,107	$161,273
Depreciation and amortization	10,584	3,026	13,610
Interest expense	—	747	747
Income before taxes	15,804	(2,608)	13,196
Stock-based compensation	4,381	59	4,440
April 1, 2006
Net revenue to unaffiliated customers	$143,523	$—	$143,523
Depreciation and amortization	9,525	—	9,525
Interest expense	—	—	—
Income before taxes	15,091	—	15,091
Stock-based compensation	4,525	—	4,525

(in thousands)	Workforce Management Solutions Segment	Talent Management Solutions Segment	Consolidated
Six months ended:
March 31, 2007
Net revenue to unaffiliated customers	$287,862	$22,137	$309,999
Depreciation and amortization	20,488	5,989	26,477
Interest expense	—	1,929	1,929
Income before taxes	28,354	(6,528)	21,826
Stock-based compensation	8,906	110	9,016
April 1, 2006
Net revenue to unaffiliated customers	$271,466	$—	$271,466
Depreciation and amortization	18,738	—	18,738
Interest expense	—	—	—
Income before taxes	24,707	—	24,707
Stock-based compensation	8,439	—	8,439

Information as to the Company’s revenue and long-lived assets in different geographical areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenue to unaffiliated customers:
United States	$140,606	$125,406	$272,126	$238,059
International	20,667	18,117	37,873	33,407

Total	$161,273	$143,523	$309,999	$271,466

	March 31, 2007	September 30, 2006
Long-lived assets:
United States	$426,375	$423,281
International	46,620	48,338

Total	$472,995	$471,619

NOTE J—Recent Developments

On March 22, 2007, the Company entered into an agreement to be acquired by the private equity firm Hellman & Friedman Capital Partners VI, L.P. (“H&F”). Under the terms of the agreement, each outstanding share of Kronos common stock will be converted into the right to receive $55.00 in cash. In addition, all outstanding options to purchase Kronos common stock, all shares of restricted stock and all restricted stock units will become vested in full or all restrictions shall lapse, as applicable, prior to the effective time of the transaction. Any outstanding option not exercised prior to the effective time of the transaction will be cancelled in exchange for cash in an amount equal to the excess, if any, of the consideration per share of common stock over the exercise price of the option, multiplied by the number of shares of common stock underlying the option. In addition, at the effective time of the transaction, each restricted stock unit will be cancelled in exchange for cash in an amount equal to the product of (i) the number of shares of Kronos common stock subject to such restricted stock unit prior to consummation of the transaction and (ii) $55.00, plus the value of any deemed dividend equivalents accrued but unpaid with respect to such restricted stock unit.

The Company has made customary representations and warranties and covenants in the agreement, including covenants relating to obtaining the requisite approval of its shareholders, the Company’s conduct of business between the date of the signing of the agreement and the closing of the transaction and, subject to certain exceptions, the Company’s agreement not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions.

The agreement has been approved by the Company’s board of directors and an independent committee of the board of directors. Consummation of the transaction is not subject to a financing condition, but is subject to customary conditions to closing, including, among other things, the adoption of the agreement by the Company’s shareholders. The U.S. antitrust agencies have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The agreement contains certain termination rights of both parties and provides that, upon the termination of the agreement under certain circumstances, the Company would be required to pay the buyer a termination fee of $55.0 million or the buyer would be required to pay the Company a termination fee of $55.0 million. A Special Meeting of Shareholders has been scheduled for June 8, 2007 for a vote on the proposed merger and the transaction is expected to close in the third fiscal quarter (second calendar quarter) of 2007.

NOTE K—Recent Issued Accounting Pronouncements

In June 2006, the FASB released Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FAS 109”, or FIN 48. The Company is required to adopt FIN 48 for its fiscal year ending September 30, 2008, and is currently assessing its impact.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to gross margin, future acquisitions, capital expenditures, capitalization of software development costs, income tax rates, available cash, investments and operating cash flow. Any such statements are subject to risks that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. The risks and uncertainties discussed in this Quarterly Report on Form 10-Q do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report on form 10-Q was filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

On March 22, 2007, we entered into an agreement to be acquired by the private equity firm Hellman & Friedman Capital Partners VI, L.P. (“H&F”). Under the terms of the agreement, each outstanding share of Kronos common stock will be converted into the right to receive $55.00 in cash. In addition, all outstanding options to purchase Kronos common stock, all shares of restricted stock and all restricted stock units will become vested in full or all restrictions shall lapse, as applicable, prior to the effective time of the transaction. Any outstanding option not exercised prior to the effective time of the transaction will be cancelled in exchange for cash in an amount equal to the excess, if any, of the consideration per share of common stock over the exercise price of the option, multiplied by the number of shares of common stock underlying the option. In addition, at the effective time of the transaction each restricted stock unit will be cancelled in exchange for cash in an amount equal to the product of (i) the number of shares of Kronos common stock subject to such restricted stock unit prior to consummation of the transaction and (ii) $55.00, plus the value of any deemed dividend equivalents accrued but unpaid with respect to such restricted stock unit.

We have made customary representations and warranties and covenants in the agreement, including covenants relating to obtaining the requisite approval of our shareholders, the conduct of our business between the date of the signing of the agreement and the closing of the transaction and, subject to certain exceptions, our agreement not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions.

The agreement has been approved by our board of directors and an independent committee of the board of directors. Consummation of the transaction is not subject to a financing condition, but is subject to customary conditions to closing, including, among other things, the adoption of the agreement by our shareholders. The U.S. antitrust agencies have granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The agreement contains certain termination rights of both parties and provides that, upon the termination of the agreement under certain circumstances, we would be required to pay the buyer a termination fee of $55.0 million or the buyer would be required to pay us a termination fee of $55.0 million. A Special Meeting of Shareholders has been scheduled for June 8, 2007 for a vote on the proposed merger and the transaction is expected to close in the third fiscal quarter (second calendar quarter) of 2007.

Operating Results Overview

SUMMARY (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Product revenues	$57,371	$59,038	(3%)	$109,558	$107,025	2%
Maintenance revenues	55,156	47,233	17%	107,304	93,479	15%
Professional services revenues	37,546	37,252	1%	71,348	70,962	1%
Subscription revenues	11,200	—	N/A	21,789	—	N/A

Total revenues	$161,273	$143,523	12%	$309,999	$271,466	14%

Net income	$8,943	$9,854	(9%)	$14,638	$16,078	(9%)

Earnings per share—basic	$0.28	$0.31	(10%)	$0.46	$0.50	(8%)
Earnings per share—diluted	$0.28	$0.31	(10%)	$0.46	$0.50	(8%)

N/A = Not applicable

Our revenues in the three and six month periods ended March 31, 2007 increased 12% and 14%, respectively, over the same periods in fiscal 2006. This growth was principally attributable to acquired businesses and, to a lesser extent, our core business. Revenue growth was due to the addition of subscription revenues in the fourth fiscal quarter of 2006, which we began receiving as a result of the Unicru acquisition, an increase in maintenance revenues and a slight increase in professional services revenues. Product revenues decreased in the three month period ended March 31, 2007 and increased in the six month period ended March 31, 2007.

Net income in the second quarter of fiscal 2007 decreased 9% to $8.9 million from $9.9 million in the prior year quarter, with earnings per share decreasing to $0.28 from $0.31 per diluted share. Net income in the first six months of fiscal 2007 also decreased 9% to $14.6 million from $16.1 million in the prior year, with earnings per share decreasing to $0.46 from $0.50 per diluted share. The decrease in net income as compared to the prior year is primarily due to costs associated with our growth initiatives, which include costs associated with expanding our talent management offerings as well as costs associated with creating a stronger global presence. These costs include an increase in amortization of identifiable intangibles as well as interest expense on the revolving credit line that was used to finance a portion of our acquisition of Unicru. Also contributing to the decrease is approximately $2.3 million in transaction costs related to the proposed acquisition of Kronos by H&F, as previously described.

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

Since fiscal 1996, we have had a standard practice of providing creditworthy end-user customers the option of financing arrangements beyond one year. Our policy for recognizing revenue and the timing of the recognition for arrangements that are financed is the same as our non-financed arrangements. The financed arrangements, which encompass separate fees for software license, data collection hardware and ancillary products, maintenance and support contracts, and professional services, are evidenced by distinct standard sales, license and maintenance agreements and typically require equal monthly payments. The terms of these arrangements typically range between 18 and 48 months. The short-term component (amounts due within 12 months) of these financing arrangements is included in accounts receivable on our balance sheet. The long-term component is included in other assets. At the time we enter into an arrangement, we assess the probability of collection and whether the arrangement fee is fixed or determinable. We consider our history of collection without concessions as well as whether each new transaction involves similar customers, products and arrangement economics to ensure that the history developed under previous arrangements remains relevant to current arrangements. If the fee is not determined to be collectible, fixed or determinable, we will initially defer the revenue and recognize it when collection becomes probable, which typically is when payment is due, assuming all other conditions for revenue recognition have been satisfied. As a financing arrangement, we apply a present value factor using annual interest rates ranging from 7.5% to 9.6%. These rates may vary depending upon when the financing arrangement is entered into and the length of the financing arrangement.

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

If we determine that there is an impairment in either an intangible asset or goodwill, we will be required to record an impairment charge in the reporting period in which the impairment is determined. During fiscal 2006 we completed the annual testing of the impairment of goodwill on our single reporting unit as of July 2, 2006, the annual goodwill impairment measurement date for fiscal 2006. We have also determined that no events or circumstances currently exist that would indicate that either the fair value of the reporting unit has been reduced, or the carrying value of the intangible assets is no longer recoverable. Therefore, no impairment charges have been recorded in the three or six months ended March 31, 2007. Additionally, the acquisition of Unicru on August 1, 2006 resulted in approximately $86.2 million in goodwill which will be treated as a separate reporting unit for impairment testing purposes in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

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

In addition to the software development costs described above, costs incurred in the development of software for internal use are charged to expense until it becomes probable that future economic benefits will be realized. Thereafter, certain costs are capitalized and amortized to operating expense on a straight-line basis. We determined that, due to the scope of the project and based on the expected estimated economic life of the software, the capitalized costs related to the replacement of our information technology systems will be amortized over a period of five years. For other projects related to the development of software for internal use, we will generally amortize the capitalized costs over the lesser of three years or the estimated economic life of the software. We have capitalized approximately $25.2 million, including internal personnel related costs of $6.7 million, related to the replacement of information technology systems since the start of this project in fiscal 2004. This project was substantially completed in November, 2006.

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

Total Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Total revenues	$161,273	$143,523	12%	$309,999	$271,466	14%

The principal factors driving revenue growth in the three month period ended March 31, 2007 were the addition of subscription revenues, which we began receiving as a result of the Unicru acquisition in August of 2006, as well as an increase in maintenance revenues. Subscription revenues during the quarter were $11.2 million; there were no subscription revenues in the corresponding period in 2006. Maintenance revenues increased $7.9 million, or 17%, professional services revenues were consistent with the same period in the prior year and product revenues decreased $1.7 million, or 3%. Revenue growth in the six month period ended March 31, 2007 primarily related to the addition of $21.8 million in subscription revenues and a 15% increase in maintenance revenues over the same period in the prior year, with less significant increases in product and professional services (increases of 2% and 1%, respectively). Overall, revenue growth was principally attributed to acquired businesses and, to a lesser extent, our core business.

We historically have realized a relatively larger percentage of our annual revenues and profits in the third and fourth quarters and a relatively smaller percentage in the first and second quarters of each fiscal year.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues from acquired businesses*	$13,442	$3,942	$26,409	$10,619
Percentage of total revenues	8.3%	2.7%	8.5%	3.9%

*	Revenues from acquired businesses are revenues generated from customers during the applicable periods noted above that have been part of an acquired business transaction over the preceding four fiscal quarters.

Product Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Product revenues	$57,371	$59,038	(3%)	$109,558	$107,025	2%
Product revenues as a percent of total revenues	36%	41%	—	35%	39%	—

The decrease in product revenues in the three month period ended March 31, 2007 was due to a decrease in hardware revenues of $6.3 million, or 24%, partially offset by an increase in software revenues of $4.6 million, or 14%. The increase in software revenues was primarily due to an increase in demand for our Workforce Central suite and related software modules, primarily the result of continued innovation of our existing products and, to a lesser extent, the introduction of new products and upgrade activity. The increase in product revenues for the six month period ended March 31, 2007 over the prior year was primarily related to an increase in software sales of $8.4 million, or 14% increase, partially offset by a decrease in hardware sales of $5.8 million or 13%. The increase in software revenues in the six month period ending March 31, 2007 as compared to the same period in the prior year was primarily due to an increase in demand for our Workforce Central suite and related software modules. The decrease in hardware revenues in the three and six month periods is primarily driven by the impact of a one-time, promotional terminal upgrade program that took place in the second quarter of fiscal 2006, resulting in approximately $6.0 million of incremental sales of our Kronos 4500 terminal to customers who were using our legacy products at that time. Revenues from acquired businesses also increased in each period, as compared to the same periods in the prior year.

As of March 31, 2007, we had received orders with product value aggregating $4.6 million which we anticipate we will ship during the quarter ended June 30, 2007. In the quarters ended September 30, 2006 and December 30, 2006, we had corresponding unfulfilled product orders in the amounts of $5.1 million and $1.3 million, respectively, which were shipped in the next succeeding quarter.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Product revenues from acquired businesses	$775	$—	$1,620	$647
Percentage of product revenues	1.4%	—	1.5%	0.6%

Maintenance Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Maintenance revenues	$55,156	$47,233	17%	$107,304	$93,479	15%
Maintenance revenues as a percent of total revenues	34%	33%	—	35%	34%	—

The increase in maintenance revenues in the three and six month periods ended March 31, 2007 was principally the result of expansion of our installed base of software solutions, resulting from an increase in demand for our Workforce Central suite and related software modules in the preceding periods, improved customer retention rates and an increase in the value of maintenance contracts. This growth was offset in part by a decline in revenues from acquired businesses. The increase in the value of the maintenance contracts was attributable to sales of capacity upgrade licenses and add-on modules to existing customers as well as contractual cost of living-related increases upon renewal of existing customers. Capacity upgrade and add-on module sales typically result in an increased value of maintenance contracts due to the increased selling price for the products. Revenue generated by a particular maintenance contract is typically based on the related product’s selling price.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Maintenance revenues from acquired businesses	$402	$1,818	$800	$5,622
Percentage of maintenance revenues	0.7%	3.8%	0.7%	6.0%

Professional Services Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Professional services revenues	$37,546	$37,252	1%	$71,348	$70,962	1%
Professional services revenues as a percent of total revenues	23%	26%	—	23%	26%	—

Professional services revenues in the three and six month periods ended March 31, 2007 were slightly higher than the same periods ended April 1, 2006. The increase is primarily due to higher utilization rates in the second quarter of 2007 as compared with the same period in the prior year, offset in part by a reduction in revenues from acquisitions in the three and six months ended March 31, 2007 as compared to the same periods in the prior year.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Professional services revenues from acquired businesses	$1,224	$2,124	$2,425	$4,350
Percentage of professional services revenues	3.3%	5.7%	3.4%	6.1%

Subscription Revenues (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Subscription revenues	$11,200	—	N/A	$21,789	—	N/A
Subscription revenues as a percent of total revenues	7%	—	—	7%	—	—

Subscription revenues are primarily generated by our Talent Management division, which was added with the acquisition of Unicru, Inc. on August 1, 2006. Our Talent Management customer arrangements provide our customers with the right to access our hosted talent management software applications.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Subscription revenues from acquired businesses	$11,041	—	$21,564	—
Percentage of subscription revenues	98.6%	—	99.0%	—

N/A = Not applicable

Gross Profit. Gross profit is the result of revenues, less cost of sales. Product cost of sales primarily consists of salaries, facilities and related expenses for manufacturing personnel and personnel developing and delivering customized software solutions, costs of materials for the manufacturing of certain hardware products, amortization of capitalized software costs and acquired technology, as well as the cost of royalties paid to third-parties for certain products and stock-based compensation. Service (maintenance, professional services and subscription) cost of sales primarily consists of salaries, facilities and related expenses for service personnel as well as the cost of maintenance contracts paid to third-parties for certain products, amortization of acquired technology related to our subscription offerings and stock-based compensation. As the costs incurred related to the development of our products cannot be segregated between development for existing customers and new customers, the cost of developing unspecified product upgrades, which are received by our customers who maintain a current maintenance program, are included in net operating expenses as engineering, research and development costs.

(dollars in thousands)	Three Months Ended				Six Months Ended
	March 31, 2007	April 1, 2006	% Change		March 31, 2007	April 1, 2006	% Change
Product gross profit	$44,972	$44,155	2%		$85,232	$81,556	5%

Stock-based compensation expenses included in product gross profit	$92	$97	(5%	)	$187	$179	4%

Maintenance gross profit	$41,688	$32,488	28%		$80,908	$64,713	25%

Stock-based compensation expenses included in maintenance gross profit	$602	$540	11%		$1,197	$1,014	18%

Professional services gross profit	$5,690	$6,666	(15%	)	$8,629	$10,452	(17%	)

Stock-based compensation expenses included in professional services gross profit	$337	$426	(21%	)	$722	$771	(6%	)

Subscription gross profit	$5,364	$—	N/A		$10,092	$—	N/A

Stock-based compensation expenses included in subscription gross profit	$8	$—	N/A		$15	$—	N/A

Total service gross profit	$52,742	$39,155	35%		$99,629	$75,165	33%

Stock-based compensation expenses included in service gross profit	$947	$966	(2%	)	$1,934	$1,785	8%

Total gross profit	$97,714	$83,309	17%		$184,861	$156,721	18%

Stock-based compensation expenses included in total gross profit	$1,039	$1,063	(2%	)	$2,121	$1,964	8%

Product gross margin	78%	75%	—		78%	76%	—
Maintenance gross margin	76%	69%	—		75%	69%	—
Professional services gross margin	15%	18%	—		12%	15%	—
Subscription gross margin	48%	N/A	—		46%	N/A	—
Service gross margin	51%	46%	—		50%	46%	—
Total gross margin	61%	58%	—		60%	58%	—

N/A = Not applicable

Total gross margin for the three and six month periods ended March 31, 2007 increased as compared with the total gross margin for the comparable periods in the prior year. Service gross margins increased during these periods due to higher maintenance gross margins, offset in part by lower professional services margins. Product gross margins increased during the three and six month periods as compared to the same periods in the prior year. Factors driving the changes in gross margin are described in further detail below. We currently anticipate that gross margins will remain consistent during the remainder of fiscal 2007.

Product gross margin, which consists of hardware and software revenue and costs, increased in the three and six month periods ended March 31, 2007 as compared to the same periods in the prior fiscal year. Although product gross margin increased during these periods due to a lower proportion of hardware revenue, which typically generates a lower gross margin than software, this increase was offset in part by higher amortization of capitalized software and intangible assets recorded in product cost of sales. We currently anticipate that product margins will increase slightly during the remainder of fiscal 2007.

Maintenance gross margin in the three and six months ended March 31, 2007 increased as compared to maintenance gross margin in the same periods in the prior year primarily due to decreased costs associated with the elimination of various non-revenue generating positions, which were partially allocated to maintenance cost of sales in the prior year periods, higher volume and improved customer retention rates as compared to the same periods in the prior year.

Professional services gross margin decreased in the three and six month periods ended March 31, 2007 as compared to the same periods in the prior year due to increased personnel-related spending as well as costs associated with a reduction in force of certain service delivery personnel. This increased spending is offset in part by higher utilization rates and decreased costs associated with the elimination of various non-revenue generating positions, which were also partially allocated to professional services cost of sales in the three and six months ended April 1, 2006.

We currently anticipate that overall services gross margin will remain consistent during the remainder of fiscal 2007.

Operating Expenses. Operating expenses includes sales and marketing expenses, engineering, research and development expenses, general and administrative expenses, amortization of intangible assets and other income, net.

Total Operating Expenses (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Operating expenses	$84,518	$68,218	24%	$163,035	$132,014	23%

Stock-based compensation included in operating expenses	$3,401	$3,462	(2%)	$6,895	$6,475	6%
Operating expenses as a % of total revenues	52%	48%	—	53%	49%	—

The increase in operating expenses for the three and six month periods ended March 31, 2007 was principally attributable to investments in personnel and related compensation, overhead and support costs in response to increased customer demand and to support the development of new products and markets. These costs include expenses from acquired companies as well as our strategic growth initiatives to expand our talent management offerings and to create a stronger global presence and are related to the hiring of additional personnel, annual salary increases, commission costs, overhead and support costs that total approximately $11.2 million and $24.8 million in the three and six month periods ended March 31, 2007, respectively. Also contributing to the increase was amortization of identifiable intangibles, with increases of approximately $1.1 million and $2.3 million, respectively, interest expense on the revolving credit line that was used to finance a portion of our acquisition of Unicru of approximately $0.7 million and $1.9 million, respectively, as well as approximately $2.3 million in transaction costs related to the proposed acquisition of Kronos by H&F, as previously described.

These increases were offset by a decrease in bad debt provisions resulting from our periodic calculation of our bad debt reserve requirements totaling approximately $0.7 million in the six months ending March 31, 2007. The following discussions on each functional area analyze the spending in further detail.

Sales and Marketing Expenses: Sales and marketing expenses primarily consist of personnel and overhead-related expenses for sales and marketing functions, including stock-based compensation, as well as costs associated with advertising, promotions, tradeshows, seminars, training and other sales and marketing programs (dollars in thousands).

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Sales and marketing expenses	$47,183	$42,395	11%	$92,107	$81,167	13%

Stock-based compensation included in sales and marketing expenses	$1, 375	$1,400	(2%)	$2,874	$2,656	8%
Sales and marketing expenses as a % of total revenues	29%	30%	—	30%	30%	—

The increase in sales and marketing expense for the three and six month periods ended March 31, 2007 was primarily attributable to investments in personnel and related compensation, overhead and support costs in response to increased customer demand and to support the development of new products and markets, including our strategic growth initiatives to expand our talent management offerings and create a stronger global presence. These costs include the hiring of additional personnel, annual salary increases, commission costs, overhead and support costs and total approximately $4.8 million and $10.7 million, respectively.

Engineering, Research and Development Expenses: Engineering, research and development expenses primarily consist of personnel and overhead-related expenses for engineering functions, including stock-based compensation, as well as costs associated with training and third-party consulting (dollars in thousands).

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Total engineering, research and development spending	$22,242	$17,534	27%	$43,889	$33,824	30%
Capitalized software development costs	(4,112)	(3,624)	(13%)	(7,835)	(6,901)	(14%)

Engineering, research and development expenses	$18,130	$13,910	30%	$36,054	$26,923	34%

Stock-based compensation included in engineering, research and development expenses	$695	$887	(22%)	$1,412	$1,670	(15%)
Engineering, research and development expenses as a % of total revenues	11%	10%	—	12%	10%	—

The increase in engineering, research and development spending for the three and six month periods ended March 31, 2007 as compared to the comparable periods in the prior year was primarily attributable to our continued investment in engineering personnel and their compensation, overhead and support costs, which include the addition of engineering personnel from acquisitions in fiscal 2006, including our strategic growth initiative to expand our talent management offerings with the acquisition of Unicru, Inc., in August of 2006. These costs include the hiring of additional personnel, annual salary increases, overhead and support costs and total approximately $4.3 million and $9.3 million, respectively, in the three and six month periods ended March 31, 2007 as compared with those periods in the prior year. This increase in spending was the result of the continued development and support of new products, as well as costs associated with the globalization of these and our other products. The significant project development efforts in the first half of fiscal 2007 were principally related to further development and enhancement of the Workforce Central™ suite, including Workforce Timekeeper™, Workforce Activities™, Workforce Attendance™, Workforce Analytics™, Workforce Acquisition™, Workforce Scheduler™ and Workforce Scheduler™ with Optimization, Workforce HR™, Workforce Payroll™ software, and the Kronos 4500 terminal.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel and other overhead-related expenses, including stock-based compensation, for administrative, information technology, finance, legal and human resources support functions (dollars in thousands).

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
General and administrative expenses	$14,882	$12,105	23%	$28,841	$24,082	20%

Stock-based compensation included in general and administrative expenses	$1,331	$1,175	13%	$2,609	$2,149	21%
General and administrative expenses as a % of total revenues	9%	8%	—	9%	9%	—

The increase in general and administrative expenses in the three and six month periods ended March 31, 2007 was primarily due to investments in personnel and related compensation, overhead and support costs in response to increased customer demand and to support the development of new products and markets, including our strategic growth initiatives to expand our talent management offerings and to create a stronger global presence. These costs, including the hiring of additional personnel, annual salary increases, overhead and support costs, total approximately $2.1 million and $4.8 million, respectively, and were offset in part by a decrease in bad debt provisions, which totaled approximately $0.7 million in the six months ended March 31, 2007, resulting from our periodic calculation of our bad debt reserve requirements. The decrease in reserve requirements is in response to a strengthening of our overall accounts receivable aging.

Amortization of Intangible Assets, Transaction Costs and Other Income, Net: Amortization of intangible assets includes the amortization expense related to certain identified intangible assets recorded by us related to acquisitions of businesses. Customer related intangible assets and intangible assets related to maintenance relationships and technology are generally amortized over lives ranging between 7 and 12 years. Intangible assets related to non-compete agreements are generally amortized over the life of the related non-compete agreement.

Transaction costs are related to the proposed acquisition of Kronos by H&F, as previously described.

Other income, net is principally interest income earned from cash as well as investments in marketable securities and financing arrangements, offset by interest expense on borrowings (dollars in thousands).

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Amortization of intangible assets	$2,783	$1,665	67%	$5,556	$3,207	73%
Amortization of intangible assets as a % of total revenues	2%	1%	—	2%	1%	—
Transaction costs	$2,297	—	N/A	$2,297	—	N/A
Transaction costs as a % of total revenues	1%	—	—	1%	—	—
Other income, net	$757	$1,857	(59%)	$1,820	$3,365	(46%)
Other income, net as a % of total revenues	—	1%	—	1%	1%	—

N/A = Not applicable

The increase in amortization of intangible assets in the three and six month periods ended March 31, 2007, as compared to the same periods in the prior year, is principally attributed to amortization charges related to acquisitions completed since last year, including the acquisition of Unicru, Inc. in August of 2006.

The decrease in other income, net in the three and six month periods ended March 31, 2007 as compared to the same periods in the prior year, is principally attributed to approximately $0.7 million and $1.9 million, respectively, in interest expense related to the revolving credit facility used to finance a portion of the Unicru acquisition. This expense was offset by foreign exchange gains, primarily related to intercompany balances with our foreign subsidiaries, US dollar-denominated cash balances and accounts receivable held by our foreign subsidiaries, totaling approximately $0.7 million for the six months ended March 31, 2007 as compared with the same period in the prior year.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 32.2% and 32.9% for the three and six month periods ended March 31, 2007 as compared to 34.7% and 34.9% for the comparable periods in the prior year. The provision for income taxes for the six month period ended March 31, 2007 was favorably impacted by certain research and development tax credits in the U.S. and Canada, the deduction for Domestic Manufacturing Activities and tax free interest income. The provision for income taxes for the six month period ended April 1, 2006 was unfavorably impacted by the expiration on December 31, 2005 of the research and development credit and the impact of a permanent item related to the employee stock purchase plan expense under FAS 123R. We currently anticipate that the income tax rate will range approximately between 32.5% – 33% for the remainder of the fiscal year.

In June 2006, the FASB released Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”, or FIN 48. The Company is required to adopt FIN 48 for its fiscal year ending September 30, 2008, and is currently assessing its impact.

Liquidity and Capital Resources

We fund our business through cash generated by operations. If near-term demand for our products weakens or if significant anticipated sales in any quarter do not close when expected, the availability of such funds may be adversely impacted.

On July 11, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts regarding a three-year, $100 million revolving credit facility. On August 1, 2006 we completed the acquisition of Unicru, Inc. for $149.2 million in cash and drew down $97.9 million from the line of credit in order to complete this transaction. We repaid approximately $17.0 million during fiscal 2006 and $55.6 during the first half of fiscal 2007, resulting in a $25.2 million balance as of March 31, 2007.

Cash, Cash Equivalents and Marketable Securities (dollars in thousands):

	As of
	March 31, 2007	September 30, 2006	Percent Change
Cash, cash equivalents and marketable securities (including short and long-term)	$92,876	$116,642	(20%)
Working capital	$7,353	$24,470	(70%)

The decrease in cash, cash equivalents and marketable securities was due primarily to payments on our revolving note, repurchases of common stock, purchase of property, plant and equipment, cash paid for acquired businesses and capitalized software development costs. These investments were partially offset by cash generated from operations and cash proceeds from stock option exercises. These same factors also contributed to the decrease in working capital during the period.

Cash Flow Highlights (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Cash provided by operations	$22,261	$21,257	5%	$52,434	$44,289	18%
Cash used for property, plant and equipment	$(3,821)	$(6,049)	(37%)	$(10,690)	$(9,911)	8%
Cash used for acquisitions of businesses	$(348)	$(6,629)	(95%)	$(8,296)	$(8,592)	(3%)
(Increase)/decrease in marketable securities	$5,763	$898	(542%)	$23,841	$(3,235)	(836%)
Net proceeds from exercise of stock options and employee stock purchase plans	$12,777	$7,888	62%	$15,172	$13,120	16%
Repurchases of common stock	$(2,548)	$(7,734)	(67%)	$(12,548)	$(14,112)	(11%)
Repayments of debt	$(29,479)	—	N/A	$(55,603)	—	N/A

N/A = Not applicable

The increase in cash provided by operations in the six month period ended March 31, 2007 was primarily due to lower decreases in deferred professional services revenues as we near completion of our transition to billing our customers in arrears for professional services as the services are delivered, an increase in collections of accounts receivable, an increase in net income before non-cash stock-based compensation, depreciation and amortization of intangible assets, and increases in accounts payable, accrued compensation and other liabilities as well as deferred product revenues. These factors are partially offset by a decrease in taxes payable as well as in the rate of growth of deferred maintenance revenues.

Our use of cash for property, plant and equipment in the six month period ended March 31, 2007 includes investments in information systems and infrastructure to improve and support our expanding operations. To date, we have invested approximately $32.4 million related to the replacement of information technologies, of which

$25.2 million has been capitalized, with the remainder expensed through operations. This project was substantially completed in November, 2006.

Our use of cash for the acquisition of businesses in the six month period ended March 31, 2007 was principally related to the acquisition of Time Controls on November 8, 2006. Our use of cash for the acquisition of businesses in the first half of 2006 was principally related to the acquisition of TimeWorks, Inc. on January 17, 2006 and Compu-Cash Systems on December 19, 2005. Please refer to Note F in the Notes to the Condensed Consolidated Financial Statements for further details. We continue to assess potential acquisition opportunities. Excess cash reserves not required for operations, investments in property, plant and equipment or acquisitions are used to pay down the line of credit.

We are currently exploring the possibility of entering into an arrangement with a third-party financing company to sell our portfolio of customer financing arrangements. The potential sale of this portfolio would allow us to generate cash flow that would be available to fund the proposed acquisition of us by entities affiliated with H&F, as previously discussed. No assets related to our portfolio have been classified as “held-for-sale” at March 31, 2007 as the criteria had not been met in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Stock Repurchases Under Stock Repurchase Program (dollars in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2007	April 1, 2006	Percent Change	March 31, 2007	April 1, 2006	Percent Change
Shares of common stock repurchased	71,714	197,500	(64%)	354,731	339,250	5%
Cost of shares of common stock repurchased	$2,548	$7,733	(67%)	$12,548	$14,112	(11%)

The common stock repurchased under our stock repurchase program has been used to partially cover the shares required for our employee stock award plans and employee stock purchase plan. We do not anticipate repurchasing any additional shares.

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

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year, Less Than 3 Years	More Than 3 Years, Less Than 5 Years	More Than 5 Years
Operating lease obligations (1)	$52,739	$12,129	$20,210	$14,798	$5,602
Notes payable, long-term (2)	25,217	—	25,217	—	—
Guaranteed payment obligations	3,569	3,569	—	—	—

Total	$81,525	$15,698	$45,427	$14,798	$5,602

(1)	Represents leases of facilities and equipment.
(2)	3-year revolving credit facility.

We believe that we have adequate cash and investments and operating cash flow to fund our investments in property, plant and equipment, software development costs, cash requirements under operating leases, cash payments related to acquisitions and, if any, borrowings for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and borrowings as well as foreign currency fluctuations. Refer to Note A, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended September 30, 2006 for further discussion regarding marketable securities and foreign currency forward exchange contracts. Our marketable securities that expose us to market rate risks are comprised of debt securities. A decrease in interest rates would not adversely impact interest income or related cash flows pertaining to securities held at March 31, 2007, as all of these securities have fixed rates of interest. A 100 basis point increase in interest rates would not adversely impact the fair value of these securities by a material amount due to the size and average duration of the portfolio. Our exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material to date. For foreign currency exposures existing at March 31, 2007, a 10% unfavorable movement in the foreign exchange rates for each subsidiary location would not expose us to material losses in earnings or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Additionally, a 10% unfavorable movement in the LIBOR rate, on which interest on our borrowings is based, would not expose us to material losses in earnings or cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Actual operating results may differ from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time because of a number of factors, including the potential fluctuations in quarterly results, timing and acceptance of new product introductions by us and our competitors, the dependence on our time and labor product line, the ability to attract and retain sufficient technical personnel, the protection of our intellectual property and the potential infringement on our intellectual property rights, competitive pricing pressure, and the dependence on alternate distribution channels, as further described below.

The following discussion includes one new risk factor (“Failure to complete the recently announced acquisition of Kronos could negatively impact the market price of our common stock and our future business and operations”) that reflects developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, we have deleted the risk factor entitled “New Information Technology System Implementation”.

Failure to complete the recently announced acquisition of Kronos could negatively impact the market price of our common stock and our future business and operations.

On March 22, 2007, we announced that we had signed a definitive agreement to be acquired by entities affiliated with Hellman & Friedman LLC. If this transaction is not completed for any reason, we will be subject to a number of material risks, including:

•	under circumstances described in the merger agreement, we could be required to pay a termination fee of up to $55 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed; and

•	the costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the transaction is not completed.

If this proposed transaction is not completed for any reason, including without limitation the inability of the acquirer to obtain the necessary debt financing, we may not be able to identify alternative strategic options that are worth pursuing. Prior to the closing of this proposed transaction, or, if this proposed transaction is not consummated, prior to the identification and closing of an alternative transaction, we will be subject to other uncertainties and risks, including:

•	perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners; and

•	the diversion of management’s attention could have a material adverse effect on our business, financial condition or results of operations.

During the pendency of this proposed transaction, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the definitive merger agreement. Covenants in that agreement also impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business but that could be favorable to us and our stockholders. As a result, if this proposed transaction is not consummated, we may be at a disadvantage to our competitors.

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

Dependence on Alternate Distribution Channels. We market and sell our products through our direct sales organization, independent resellers and ADP under an original equipment manufacturer agreement. In the first six months of fiscal 2007, approximately 8% of our revenue was generated through sales to resellers and ADP. A reduction in the sales efforts of either our major resellers or ADP, or termination or changes in their relationships with us, could have a material adverse effect on the results of our operations.

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

Item 2.	Unre gistered Sales of Equity Securities and Use of Proceeds

In the following table, we provide information about our purchases during the quarter ended March 31, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
01/01/07—02/02/07	71,714	$35.54	71,714	1,122,863
02/03/07—03/02/07	—	—	—	1,122,863
03/03/07—03/31/07	—	—	—	1,122,863

Total:	71,714	$35.54	71,714	1,122,863

(1)	We repurchased an aggregate of 71,714 shares of our common stock pursuant to the repurchase programs that were publicly announced on February 16, 2006 and November 16, 2006, which we refer to as the “Repurchase Programs”.
(2)	We do not anticipate repurchasing any additional shares.

Item 3.	Def aults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The 2007 Annual Meeting of Stockholders of Kronos Incorporated was held on February 16, 2007.

(b)	At the Annual Meeting, Messrs. Aron J. Ain, Richard Dumler and Samuel Rubinovitz were elected as Class III Directors for three-year terms expiring in 2010. In addition, the Directors whose terms of office continue after the meeting are three Class I Directors: W. Patrick Decker, Lawrence Portner and Bruce J. Ryan and three Class II Directors: Messrs. Mark S. Ain and David B. Kiser. The tabulation was as follows:

	FOR	WITHHELD
Aron J. Ain	25,754,231	1,838,860
Richard Dumler	26,101,468	1,491,623
Samuel Rubinovitz	25,108,574	2,484,517

(c)	The amended and restated 2002 Stock Incentive Plan was approved as follows:

	FOR	AGAINST	ABSTAIN/BROKER NON-VOTE
	18,884,017	5,723,111	2,985,963

(d)	The amended and restated 2003 Employee Stock Purchase Plan was approved as follows:

	FOR	AGAINST	ABSTAIN/BROKER NON-VOTE
	21,012,765	3,595,654	2,984,672

(e)	The other item voted upon at the meeting was the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the 2007 fiscal year.

	FOR	AGAINST	ABSTAIN/BROKER NON-VOTE
	27,235,440	347,972	9,679

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Amendment #1 to the Kronos Incorporated 2002 Stock Incentive Plan.

10.2	Amendment #2 to the Kronos Incorporated 2002 Stock Incentive Plan.

10.3	Amendment #1 to the Kronos Incorporated 2003 Employee Stock Purchase Plan.

10.4	Form of Senior Executive Retention Agreement with accompanying schedule.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRONOS INCORPORATED

May 7, 2007	By	/S/ MARK V. JULIEN
Mark V. Julien
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

KRONOS INCORPORATED

EXHIBIT INDEX

10.1	Amendment #1 to the Kronos Incorporated 2002 Stock Incentive Plan.

10.2	Amendment #2 to the Kronos Incorporated 2002 Stock Incentive Plan.

10.3	Amendment #1 to the Kronos Incorporated 2003 Employee Stock Purchase Plan.

10.4	Form of Senior Executive Retention Agreement with accompanying schedule.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.